Form 10-Q
period 2021-03-31
Star Peak Corp II
filed 2021-05-24
CIK 1830210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

March 31, 2021

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

(847) 905-4500
(Registrant’s telephone number, including area code)

Not Applicable
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock, $0.0001 par value, and one-fourth of one warrant	STPC.U	The New York Stock Exchange
Shares of Class A common stock included as part of the units	STPC	The New York Stock Exchange
Warrants included as part of the units, each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50	STPC WS	The New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧  No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧  No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	◻	Accelerated filer	◻
Non-accelerated filer	⌧	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ⌧  No ◻

As of May 21, 2021, 40,250,000 shares of Class A common stock, par value $0.0001, and 10,062,500 shares of Class B common stock, par value $0.0001, were issued and outstanding.

STAR PEAK CORP II

Quarterly Report on Form 10-Q

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

STAR PEAK CORP II

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(Unaudited)
Assets:
Current assets:
Cash	$2,292,424	$45,156
Prepaid expenses	1,934,200	—
Total current assets	4,226,624	45,156
Investments held in Trust Account	402,615,204	—
Deferred offering costs associated with initial public offering	—	450,151
Total Assets	$406,841,828	$495,307

Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable	$41,200	$28,499
Accrued expenses	1,600,004	295,368
Franchise tax payable	91,882	2,075
Note payable – related party	—	150,000
Total current liabilities	1,733,086	475,942
Deferred underwriting commissions	14,087,500	—
Derivative warrant liabilities	30,066,070	—
Total Liabilities	45,886,656	475,942

Commitments and Contingencies
Class A common stock, $0.0001 par value; 35,595,517 and 0 shares subject to possible redemption at $10.00 per share at March 31, 2021 and December 31, 2020, respectively	355,955,170	—

Stockholders' Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 400,000,000 shares authorized; 4,654,483 and 0 shares issued and outstanding (excluding 35,595,517 and 0 shares subject to possible redemption) at March 31, 2021 and December 31, 2020, respectively	465	—
Class B common stock, $0.0001 par value; 40,000,000 shares authorized; 10,062,500 shares issued and outstanding at March 31, 2021 and December 31, 2020 (1)	1,006	1,006
Additional paid-in capital	11,196,695	23,994
Accumulated deficit	(6,198,164)	(5,635)
Total Stockholders’ Equity	5,000,002	19,365
Total Liabilities and Stockholders' Equity	$406,841,828	$495,307

(1) This number includes up to 1,312,500 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. On January 8, 2021, the underwriters fully exercised the over-allotment option; thus, these shares are no longer subject to forfeiture (see Note 7).

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STAR PEAK CORP II

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

General and administrative expenses	$1,734,871
General and administrative expenses - related party	30,000
Franchise tax expense	92,271
Total operating expenses	(1,857,142)
Other income (expense)
Change in fair value of derivative warrant liabilities	(3,622,990)
Financing costs - derivative warrant liabilities	(827,601)
Investment income on Trust Account	115,204
Net loss	$(6,192,529)

Basic and diluted weighted average shares outstanding of Class A common stock	40,250,000

Basic and diluted net income per share, Class A	$—

Basic and diluted weighted average shares outstanding of Class B common stock	9,960,417

Basic and diluted net loss per share, Class B	$(0.62)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STAR PEAK CORP II

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2021

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - December 31, 2020	—	$—	10,062,500	$1,006	$23,994	$(5,635)	$19,365

Sale of units in initial public offering, net of fair value of public warrants	40,250,000	4,025	—	—	388,307,854	—	388,311,879

Offering costs	—	—	—	—	(22,035,492)	—	(22,035,492)

Excess of cash received over fair value of the private placement warrants	—	—	—	—	851,949	—	851,949

Class A common stock subject to possible redemption	(35,595,517)	(3,560)	—	—	(355,951,610)	—	(355,955,170)

Net loss	—	—	—	—	—	(6,192,529)	(6,192,529)

Balance - March 31, 2021 (unaudited)	4,654,483	$465	10,062,500	$1,006	$11,196,695	$(6,198,164)	$5,000,002

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STAR PEAK CORP II

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

Cash Flows from Operating Activities:
Net loss	$(6,192,529)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	3,622,990
Financing costs - derivative warrant liabilities	827,601
Income from investments held in Trust Account	(115,204)
Changes in operating assets and liabilities:
Prepaid expenses	(1,934,200)
Accounts payable	12,701
Accrued expenses	1,115,004
Franchise tax payable	89,807
Net cash used in operating activities	(2,573,830)

Cash Flows from Investing Activities
Cash deposited in Trust Account	(402,500,000)
Net cash used in investing activities	(402,500,000)

Cash Flows from Financing Activities:
Repayment of note payable to related party	(150,000)
Proceeds received from initial public offering, gross	402,500,000
Proceeds received from the sale of private placement warrants to Sponsor	13,106,908
Offering costs paid	(8,135,810)
Net cash provided by financing activities	407,321,098

Net change in cash	2,247,268

Cash - beginning of the period	45,156
Cash - end of the period	$2,292,424

Supplemental disclosure of noncash activities:
Offering costs included in accrued expenses	$189,632
Deferred underwriting commissions in connection with the initial public offering	$14,087,500
Initial value of Class A common stock subject to possible redemption	$361,272,210
Change in value of Class A common stock subject to possible redemption	$(5,317,040)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STAR PEAK CORP II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company has one subsidiary, STPC II Merger Sub Corp., a wholly owned subsidiary of the Company incorporated in Delaware on March 19, 2020 (“Merger Sub”).

As of March 31, 2021, the Company had not commenced any operations. All activity for the period from October 8, 2020 (inception) through March 31, 2021 related to the Company’s formation, the preparation for the Company’s initial public offering (“Initial Public Offering”) described below, and since the closing of the Initial Public Offering,  the search for a prospective Business Combination, including activities in connection with the proposed acquisition of Benson Hill, Inc., a Delaware corporation (“Benson Hill”). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on its investments held in the trust account from the proceeds of its Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is Star Peak Sponsor II LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on January 5, 2021. On January 8, 2021, the Company consummated its Initial Public Offering of 40,250,000 units (the “Units” and, with respect to the Class A common stock, par value $0.0001 per share (“Class A common stock”), included in the Units being offered, the “Public Shares”), which includes the full exercise by the underwriters of the over-allotment option to purchase an additional 5,250,000 Units (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of $402.5 million, and incurring offering costs of approximately $22.9 million, inclusive of approximately $14.1 million in deferred underwriting commissions (Notes 2 and 5).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 6,553,454 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) at a price of $2.00 per Private Placement Warrant to the Sponsor, generating proceeds of approximately $13.1 million (Notes 4 and 6).

Upon the closing of the Initial Public Offering and the Private Placement, an amount of $402.5 million ($10.00 per Unit) from the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement was placed in a trust account (“Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”), as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

STAR PEAK CORP II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company will provide the holders (the “Public Stockholders”) of the Public Shares with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially anticipated to be $10.00 per Public Share). The per-share amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These Public Shares are recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” The Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination. The Company will not redeem the Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its amended and restated certificate of incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the Initial Stockholders (as defined below) agreed to vote their Founder Shares (as defined below in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Stockholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

The Amended and Restated Certificate of Incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Public Shares, without the prior consent of the Company.

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

STAR PEAK CORP II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Initial Stockholders agreed to waive their rights to liquidating distributions from the Trust Account with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, with respect to any shares of Class A common stock acquired by the Initial Stockholders in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such shares of Class A common stock if the Company fails to complete a Business Combination within the Combination Period. The underwriters agreed to waive their rights to the deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party (except for the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a letter of intent, confidentiality or other similar agreement or business combination agreement (a “Target”), reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Public Share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or Target that executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) not will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity and Capital Resources

As of March 31, 2021, the Company had approximately $2.3 million in cash, and working capital of approximately $2.6 million (without taking into account tax obligations of approximately $92,000 that may be paid using investment income earned in the Trust Account).

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to cover certain offering costs on behalf of the Company in exchange for issuance of Founders Shares (as defined in Note 4), and loan proceeds from the Sponsor of $150,000 under the Note (Note 4). The Company repaid the Note in full on January 8, 2021. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity needs have been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account.

STAR PEAK CORP II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have an effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Proposed Business Combination

On May 8, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Merger Sub and Benson Hill.

Pursuant to the terms of the Merger Agreement, at the closing (the “Closing”) of the transactions contemplated thereby (the “Transactions”), a business combination between the Company and Benson Hill is expected to be effected through the merger of Merger Sub with and into Benson Hill, with Benson Hill surviving as a wholly-owned subsidiary of the Company (the “Merger”). Immediately prior to the effective time of the Merger (the “Effective Time”), each outstanding share of Benson Hill common stock, including common stock held by prior owners of Benson Hill preferred stock (“Existing Benson Hill Common Stock”), will be cancelled and converted into the right to receive a pro rata portion of an aggregate amount of 147,562,680 shares of common stock of the Company, par value $0.0001 per share (“New Benson Hill Common Stock”), (on a fully-diluted basis but subject to adjustment depending on the final allocation of Earn Out Shares and Earn Out Awards (each, as defined below)), consisting of (i) 130,000,000 shares of unrestricted New Benson Hill Common Stock, including the portion of such shares of New Benson Hill Common Stock reserved for issuance upon the future exercise of options and warrants to purchase capital stock of Benson Hill outstanding immediately prior to the merger and converted into options (“New Benson Hill Options”) or warrants (“New Benson Hill Warrants”) to purchase New Benson Hill Common Stock and (ii) 17,562,680 restricted shares of New Benson Hill Common Stock that will be held in escrow until, and vest upon, the achievement of certain earn-out thresholds prior to the third anniversary of the closing of the merger (the “Earn Out Shares”), in each case in accordance with the Merger Agreement. In addition to the foregoing, incentive equity awards (“Earn Out Awards”) with a value equivalent to 2,037,320 shares of New Benson Hill Common Stock will be granted under the proposed New Incentive Plan (as defined in the Merger Agreement) to certain holders of Benson Hill Options. The number of Earn Out Shares and Earn Out Awards may be adjusted prior to the closing of the Merger on a one-for-one basis pursuant to the terms and subject to the conditions set forth in the Merger Agreement such that the number of shares of New Benson Hill Common Stock issued as Earn Out Shares or being reserved for or subject to the Earn Out Awards granted shall not exceed 19,600,000 shares of New Benson Hill Common Stock in the aggregate.

The Merger is expected to close in the third quarter of 2021, following the receipt of the required approval by the Company’s stockholder and the fulfillment of other customary closing conditions.

STAR PEAK CORP II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Support Agreements

In connection and concurrent with the execution of the Merger Agreement, certain holders representing approximately 67% of outstanding Benson Hill preferred stock and Existing Benson Hill Common Stock (determined on an as-converted basis) (“Supporting Holders”) entered into support agreements (the “Support Agreements”) with the Company. Under the Support Agreements, the Supporting Holders agreed, among other things, to execute and deliver a written consent (a) adopting the Merger Agreement and the consummation of the transactions contemplated thereby, after the Company’s registration statement on Form S-4 relating to the Merger and containing a proxy statement of the Company is declared effective by the SEC and (b) to effect a conversion of all of the preferred stock of Benson Hill.

Sponsor Support Agreement

In connection and concurrent with the execution of the Merger Agreement, the Sponsor and certain other holders (together with Sponsor, the “Class B Holders”) of the Company’s Class B common stock entered into a support agreement with the Company (the “Sponsor Support Agreement”). Under the Sponsor Support Agreement, among other things, (a) the Class B Holders agreed to vote in favor of the transactions contemplated by the Merger Agreement, (b) Sponsor agreed that following consummation of the Merger, a certain amount of its New Benson Hill Common Stock will be subject to substantially the same terms and restrictions as apply to Earn Out Shares and (c) on behalf of itself and the other Class B Holders, Sponsor has agreed to waive certain of their anti-dilution and conversion rights.

Lock-up Agreements

In connection with the execution of the Merger Agreement, certain Pre-Closing Holders entered into certain lock-up agreements (the “Lock-up Agreements”) with STPC and Benson Hill. Pursuant to the Lock-up Agreements certain holders of Restricted Securities (as defined therein) have agreed, among other things, to be subject to a lock-up period which will last from the Closing until the earlier of (i) the date that is six months after the Closing and (ii) the date after the Closing on which the Company completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction (the “Lock-up Period”) in respect of their Restricted Securities. During this Lock-up Period, the holders of Restricted Securities may not transfer any Restricted Securities or engage in any short sales or other hedging or derivative transactions, subject to certain limited exceptions.

PIPE Financing

On May 8, 2021, the Company entered into subscription agreements (each, a “Subscription Agreement”) with certain investors (the “PIPE Investors”) pursuant to which, among other things, the PIPE Investors have agreed to subscribe for and purchase, and the Company has agreed to issue and sell to the PIPE Investors, an aggregate of 22,500,000 shares of its Class A common stock, for an aggregate purchase price of $225,000,000 on the date of Closing, on the terms and subject to the conditions set forth therein. The Subscription Agreement contains customary representations and warranties of STPC, on the one hand, and each PIPE Investor, on the other hand, and customary conditions to closing, including the consummation of the transactions contemplated by the Merger Agreement.

STAR PEAK CORP II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the balances and results for the periods presented. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K and the Current Report on Form 8-K/A filed by the Company with the SEC on March 31, 2021 and May 6, 2021, respectively.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed consolidated financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000, and any cash held in the Trust Account. As of March 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

STAR PEAK CORP II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Investments Held in Trust Account

The Company’s portfolio of investments is comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in investment income on Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Fair Value of Financial Instruments

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.

The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;
●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and
●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

As of March 31, 2021 and December 31, 2020, the carrying values of cash, prepaid expenses, accounts payable, accrued expenses, franchise tax payable and notes payable to related party approximate their fair values due to the short-term nature of the instruments.

STAR PEAK CORP II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Derivative warrant liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The 10,062,500 warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the 6,553,454 Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using the Black-Scholes Option Pricing Method (“BSM”) and subsequently, the fair value of the Private Placement Warrants has been estimated using the BSM each measurement date. The fair value of Public Warrants issued in connection with the Initial Public Offering have subsequently been measured based on the listed market price of such warrants.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering.  Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received.  Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the statement of operations.  Offering costs associated with the Class A common stock were charged to stockholders’ equity upon the completion of the Initial Public Offering. At January 8, 2021, approximately $828,000 was charged to expense in offering costs associated with warrant liabilities.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2021 and December 31, 2020, 35,595,517 and 0 shares of Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the condensed consolidated balance sheets, respectively.

Income Taxes

The Company’s taxable income primarily consists of interest income on the Trust Account. The Company’s general and administrative expenses are generally considered start-up costs and are not currently deductible. For the three months ended March 31, 2021, income tax expense for the period was deemed to be immaterial.

STAR PEAK CORP II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of March 31, 2021, the Company had deferred tax assets of approximately $145,000 with a full valuation allowance against them. Deferred tax assets were deemed immaterial as of December 31, 2020.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as end of quarter March 31, 2021 and December 31, 2020. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as end of quarter March 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Loss Per Share of Common Stock

Net loss per share is computed by dividing net loss by the weighted-average number of common stock outstanding during the periods. The Company has not considered the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase an aggregate of 16,615,954 shares of the Company’s Class A common stock in the calculation of diluted income per share, since their inclusion would be anti-dilutive under the treasury stock method.

The Company’s statement of operations includes a presentation of loss per share for common stock subject to redemption in a manner similar to the two-class method of income per share. Net loss per share of common stock, basic and diluted for shares of Class A common stock are calculated by dividing the income on investments held in the Trust Account, net of applicable taxes and working capital amounts available to be withdrawn from the Trust Account, which was the income of approximately $23,000 for the three months ended March 31, 2021, by the weighted average number of Class A common stock outstanding for the period. Net loss per share of common stock, basic and diluted for shares of the Company’s Class B common stock, par value $0.0001 per share (“Class B common stock” or “Founders Shares”), is calculated by dividing the net loss of approximately $6.2 million, less income (loss) attributable to Class A common stock by the weighted average number of Class B common stock outstanding for the period.

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standard Update (ASU) No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas. As permitted by the standard, the Company has elected to early adopt this standard in its first quarter of 2021 with no impact upon adoption.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

STAR PEAK CORP II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 3 — Initial Public Offering

On January 8, 2021, the Company consummated its Initial Public Offering of 40,250,000 Units, including 5,250,000 Over-Allotment Units, at $10.00 per Unit, generating gross proceeds of $402.5 million, and incurring offering costs of approximately $22.9 million, inclusive of approximately $14.1 million in deferred underwriting commissions.

Each Unit consists of one share of Class A common stock and one-fourth of one Public Warrant. Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at exercise price a price of $11.50 per share, subject to adjustment (see Note 7).

Note 4 — Related Party Transactions

Founder Shares

On October 23, 2020, the Sponsor paid $25,000 on behalf of the Company to cover certain offering costs in exchange for issuance of 10,062,500 Founder Shares. The Initial Stockholders agreed to forfeit up to 1,312,500 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters, so that the Founder Shares would represent 20.0% of the Company’s issued and outstanding shares after the Initial Public Offering. The underwriter exercised its over-allotment option in full on January 8, 2021; thus, these 1,312,500 Founder Shares are no longer subject to forfeiture.

The Initial Stockholders agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier to occur of: (A) one year after the completion of the initial Business Combination; or (B) subsequent to the initial Business Combination, (x) if the closing price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange , reorganization or other similar transaction that results in all of the stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Private Placement Warrants

Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement of 6,553,454 Private Placement Warrants at a price of $2.00 per Private Placement Warrant to the Sponsor, generating proceeds of approximately $13.1 million.

Each whole Private Placement Warrant is exercisable for one whole share of Class A common stock at an exercise price of $11.50 per share. A portion of the proceeds from the sale of the Private Placement Warrants to the Sponsor was added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable for cash and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees.

The Sponsor and the Company's officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the initial Business Combination.

STAR PEAK CORP II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Related Party Loans

On October 23, 2020, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the "Note"). This loan was non-interest bearing and payable upon the completion of the Initial Public Offering. The Company borrowed $150,000 under the Note and repaid the Note in full on January 8, 2021.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required ("Working Capital Loans"). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lenders' discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $2.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of January 8, 2021, the Company had no borrowings under the Working Capital Loans.

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

The Company incurred $30,000 in such fees included as general and administrative expenses to related party on the accompanying unaudited condensed consolidated statement of operations for the three months ended March 31, 2021. As of March 31, 2021, the full amount has been paid.

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

STAR PEAK CORP II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of Initial Public Offering to purchase up to 5,250,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. The underwriter exercised its over-allotment option in full on January 8, 2021.

The underwriters were entitled to an underwriting discount of $0.20 per Unit, or approximately $8.1 million in the aggregate, which was paid upon the closing of the Initial Public Offering. In addition, the underwriters are entitled to a deferred fee of $0.35 per Unit, or approximately $14.1 million in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Note 6 — Derivative Warrant Liabilities

As of March 31, 2021, the Company had outstanding 10,062,500 Public Warrants and 6,553,454 Private Placement Warrants.

Public Warrants may only be exercised for a whole number of shares of Class A common stock. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of the initial Business Combination, it will use its commercially reasonable efforts to file with the SEC and have an effective registration statement covering the shares of the Class A common stock issuable upon exercise of the warrants and to maintain a current prospectus relating to those shares of the Class A common stock until the warrants expire or are redeemed. If a registration statement covering the shares of the Class A common stock issuable upon exercise of the warrants is not effective by the 60th business day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption.

STAR PEAK CORP II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The warrants have an exercise price of $11.50 per share, subject to adjustments, and will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation. In addition, if (x) the Company issues additional shares of the Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per share of the Class A common stock (with such issue price or effective issue price to be determined in good faith by the board of directors and, (i) in the case of any such issuance to the Sponsor or their affiliates, without taking into account any Founder Shares held by the Initial Stockholders or such affiliates, as applicable, prior to such issuance, and (ii) to the extent that such issuance is made to the Sponsor or its affiliates, without taking into account the transfer of Founder Shares or Private Placement Warrants (including if such transfer is effectuated as a surrender to the Company and subsequent reissuance by the Company) by the Sponsor in connection with such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the completion of the initial Business Combination (net of redemptions), and (z) the volume-weighted average trading price of the Class A common stock during the 20 trading day period starting on the trading day prior to the day on which the Company completes its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $10.00 and $18.00 per share redemption trigger prices described under “Redemption of warrants when the price per share of Class A common stock equals or exceeds $10.00“ and “Redemption of warrants when the price per share of Class A common stock equals or exceeds $18.00“ will be adjusted (to the nearest cent) to be equal to 100% and 180% of the higher of the Market Value and the Newly Issued Price, respectively.

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

Redemption of warrants when the price per share of Class A common stock equals or exceeds $18.00:

Once the warrants become exercisable, the Company may redeem the outstanding warrants (except as described herein with respect to the Private Placement Warrants):

●	in whole and not in part;
●	at a price of $0.01 per warrant;
●	upon a minimum of 30 days’ prior written notice of redemption; and
●	if, and only if, the last reported sale price (the “closing price”) of Class A common stock equals or exceeds $18.00 per share (as adjusted) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

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

STAR PEAK CORP II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Redemption of warrants when the price per share of Class A common stock equals or exceeds $10.00:

Commencing ninety days after the warrants become exercisable, the Company may redeem the outstanding warrants:

●	in whole and not in part;
●	at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption, provided that holders will be able to exercise their warrants, but only on a cashless basis, prior to redemption and receive that number of shares determined by reference to an agreed table based on the redemption date and the “fair market value” of Class A common stock;
●	if, and only if, the closing price of the Class A common stock equals or exceeds $10.00 per Public Share (as adjusted) for any 20 trading days within the 30-trading day period ending three trading days before the Company sends the notice of redemption to the warrant holders; and
●	if the closing price of the Class A common stock for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders is less than $18.00 per share (as adjusted), the Private Placement Warrants must also be concurrently called for redemption on the same terms as the outstanding Public Warrants, as described above.

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

Note 7 — Stockholders' Equity

Class A Common Stock — The Company is authorized to issue 400,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of March 31, 2021 and December 31, 2020, there were 4,654,483 and 0 shares of Class A common stock issued or outstanding, excluding 35,595,517 and 0 shares subject to possible redemption, respectively.

Class B Common Stock — The Company is authorized to issue 40,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of March 31, 2021 and December 31, 2020, there were 10,062,500 shares of Class B common stock issued and outstanding. Of these, up to 1,312,500 shares of Class B common stock were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Initial Stockholders would collectively own 20% of the Company’s issued and outstanding common stock after the Initial Public Offering. The underwriter exercised its over-allotment option in full on January 8, 2021; thus, these 1,312,500 shares of Class B common stock are no longer subject to forfeiture.

STAR PEAK CORP II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Prior to the initial Business Combination, only holders of the Class B common stock will have the right to vote on the election of directors. Holders of the Class A common stock will not be entitled to vote on the election of directors during such time. In addition, prior to the completion of an initial Business Combination, holders of a majority of the Class B common stock may remove a member of the board of directors for any reason. These provisions of the Amended and Restated Certificate of Incorporation may only be amended by a resolution passed by a majority of the shares of Class B common stock. With respect to any other matter submitted to a vote of the stockholders, including any vote in connection with the initial Business Combination, except as required by law or the applicable rules of the New York Stock Exchange then in effect, holders of the Class A common stock and Class B common stock will vote together as a single class, with each share entitling the holder to one vote.

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

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Note 8 — Fair Value Measurements

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value.

	Fair Value Measured as of March 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Investments held in Trust Account	$402,615,204	$—	$—	$402,615,204
Liabilities:
Derivative warrant liabilities	$14,993,130	$—	$15,072,940	$30,066,070

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement in March 2021, when the Public Warrants were separately listed and traded.

STAR PEAK CORP II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Level 3 instruments are comprised of derivative warrant liabilities measured at fair value using the BSM. The estimated fair value of the Private Placement Warrants and the Public Warrants is determined using Level 3 inputs. Inherent in the BSM are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s common stock that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The following table provides quantitative information regarding Level 3 fair value measurements inputs as their measurement dates:

	As of January 8,	As of March 31,
	2021	2021
Option term (in years)	5 - 5.73	5.50
Volatility	23.8% -32.0%	32.00%
Risk-free interest rate	0.38% - 0.48%	1.04%
Expected dividends	0.00%	0.00%
Probability of successful initial business combination	80.0%	85.0%

The change in the fair value of the derivative warrant liabilities for the period for the three months ended March 31, 2021 is summarized as follows:

Derivative warrant liabilities beginning of the period	$—
Issuance of Public and Private Warrants	26,443,080
Change in fair value of derivative warrant liabilities	3,622,990
Derivative warrant liabilities at March 31, 2021	$30,066,070

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred up to the date unaudited condensed consolidated financial statements were available to be issued. Based upon this review, the Company determined that, except as disclosed in Note 1, there have been no events that have occurred that would require adjustments to the disclosures in the unaudited condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “our,” “us” or “we” refer to Star Peak Corp II. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Form 10-Q. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.

Overview

We are a blank check company incorporated in Delaware on October 8, 2020, and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We intend to complete our initial business combination using cash from the proceeds of this offering and the private placements of the private placement warrants, our capital stock, debt or a combination of cash, stock and debt.

Our sponsor is Star Peak Sponsor II LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for our Initial Public Offering was declared effective on January 5, 2021. On January 8, 2021, we consummated the Initial Public Offering of 40,250,000 units (the “Units” and, with respect to the Class A common stock, par value $0.0001 per share (“Class A common stock”), included in the Units being offered, the “Public Shares”), which includes the full exercise by the underwriters of the over-allotment option to purchase an additional 5,250,000 Units (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of $402.5 million, and incurring offering costs of approximately $22.9 million, inclusive of approximately $14.1 million in deferred underwriting commissions.

Simultaneously with the closing of the Initial Public Offering, we consummated the private placement (“Private Placement”) of 6,553,454 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) at a price of $2.00 per Private Placement Warrant to our Sponsor, generating proceeds of approximately $13.1 million.

Upon the closing of the Initial Public Offering and the Private Placement, an amount of $402.5 million ($10.00 per Unit) from the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement was placed in a trust account (“Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”), as determined by us, until the earlier of: (i) the completion of a business combination and (ii) the distribution of the Trust Account as described below.

If we are unable to complete a business combination within 24 months from the closing of the Initial Public Offering, or January 8, 2023 (the “Combination Period”), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, including franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses and net of taxes payable), divided by the number of then outstanding Public Shares, which redemption will completely extinguish the rights of holders of Public Shares as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Proposed Business Combination

On May 8, 2021, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with STPC II Merger Sub Corp., a Delaware corporation and wholly-owned subsidiary of STPC (“Merger Sub”), and Benson Hill, Inc., a Delaware corporation (“Benson Hill”), and certain related agreements, as further described in Note 1 to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

Liquidity and Capital Resources

As of March 31, 2021, we had approximately $2.3 million in cash, and working capital of approximately $2.6 million (without taking into account tax obligations of approximately $92,000 that may be paid using investment income earned in the Trust Account).

Our liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from our Sponsor to cover certain offering costs on our behalf in exchange for issuance of shares of the Company’s Class B common stock, par value $0.0001 per share (“Class B common stock” or “Founders Shares”), and loan proceeds from our Sponsor of $150,000 under a promissory note (the “Note”). We repaid the Note in full on January 8, 2021. Subsequent to the consummation of the Initial Public Offering, our liquidity needs have been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account.

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

Results of Operations

Our entire activity from inception through March 31, 2021 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a business combination target, including activities in connection with the proposed acquisition of Benson Hill, Inc. the search for a prospective initial business combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial business combination. We will generate non-operating income in the form of interest income on cash and cash equivalents. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a business combination.

For the three months ended March 31, 2021, we had a net loss of approximately $6.2 million, which consisted of general and administrative expenses of approximately $1.8 million, franchise tax expense of approximately $92,000, change in fair value of derivative liabilities of approximately $3.6 million, and financing costs to derivative warrant liabilities of approximately $828,000, partially offset by investment income on the Trust Account of approximately $115,000.

Contractual Obligations

Registration Rights

The holders of Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of working capital loans that may be issued to the Company by the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors in connection with funding an initial business combination (“Working Capital Loans”), if any, (and any shares of Class A common stock issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans) are entitled to registration rights pursuant to a registration rights agreement signed upon the consummation of the Initial Public Offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial business combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

We granted the underwriters a 45-day option from the date of Initial Public Offering to purchase up to 5,250,000 Over-Allotment Units at the Initial Public Offering price less the underwriting discounts and commissions. The underwriters exercised the over-allotment option in full on January 8, 2021.

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

Critical Accounting Policies

This management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed financial statements, which have been prepared in accordance with United States generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have identified the following as our critical accounting policies:

Investments Held in Trust Account

Our portfolio of investments is comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. Our investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in investment income on Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. Our Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2021 and December 31, 2020, 35,595,517 and 0 shares of Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the condensed consolidated balance sheets, respectively.

Derivative warrant liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The 10,062,500 warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the 6,553,454 Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using the Black-Scholes Option Pricing Method (“BSM”) and subsequently, the fair value of the Private Placement Warrants has been estimated using the BSM each measurement date. The fair value of Public Warrants issued in connection with the Initial Public Offering have subsequently been measured based on the listed market price of such warrants.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the statement of operations. Offering costs associated with the Class A common stock were charged to stockholders’ equity upon the completion of the Initial Public Offering. At January 8, 2021, approximately $828,000 was charged to expense in offering costs associated with warrant liabilities.

Net Loss Per Share of Common Stock

Net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the periods. We have not considered the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase an aggregate of 16,615,954 shares of our Class A common stock in the calculation of diluted loss per share, since their inclusion would be anti-dilutive under the treasury stock method.

Our statement of operations includes a presentation of loss per share for common stock subject to redemption in a manner similar to the two-class method of income per share. Net loss per share of common stock, basic and diluted for shares of Class A common stock are calculated by dividing the income (loss) earned on investments held in the Trust Account, net of applicable taxes and working capital amounts available to be withdrawn from the Trust Account, which was the income of approximately $23,000 for the three months ended March 31, 2021, by the weighted average number of Class A common stock outstanding for the period. Net loss per share of common stock, basic and diluted for shares of Class B common stock is calculated by dividing the net loss of approximately $6.2 million, less income (loss) attributable to Class A common stock by the weighted average number of Class B common stock outstanding for the period.

Recent Accounting Standards

Our management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed financial statements.

In August 2020, the Financial Accounting Standards Board issued Accounting Standard Update (ASU) No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas. As permitted by the standard, we have elected to early adopt this standard in our first quarter of 2021 with no impact upon adoption.

Off-Balance Sheet Arrangements

As of March 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

JOBS Act

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, the financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act Based upon that evaluation and in light of the SEC Staff Statement, our Certifying Officers concluded that, solely due to the Company’s misapplication of the accounting for the Company’s warrants as liabilities, our disclosure controls and procedures were not effective as of March 31, 2021.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended March 31, 2021, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors.

As of the date of this Quarterly Report, other than as described below, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K (the “Annual Report”), filed with the SEC on March 31, 2021.

Our warrants are accounted for as liabilities and the changes in value of such warrants could have a material effect on our financial results.

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the Securities and Exchange Commission (“SEC”) together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (‘SPACs’)” (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing the our warrants.

As a result of the SEC Statement, we reevaluated the accounting treatment of our warrants, and determined to classify the warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings. We conducted a valuation of our warrants and restated our previously issued post-IPO balance sheet dated as of January 8, 2021 and related notes and included on such balance sheet are derivative liabilities related to embedded features contained within our warrants. Accounting Standards Codification 815, Derivatives and Hedging, provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. Following the reclassification of our warrants, our consolidated financial statements and results of operations may fluctuate quarterly, as a result of the recurring fair value measurement of our warrants, based on factors which are outside of our control. Due to the recurring fair value measurement, we may recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material. The impact of changes in fair value on earnings may have an adverse effect on the market price of our securities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

On January 8, 2021, simultaneously with the closing of the Initial Public Offering, we consummated the Private Placement of 6,553,454 Private Placement Warrants to our Sponsor at a price of $2.00 per Private Placement Warrant, generating proceeds of approximately $13.1 million. The Private Placement Warrants, which were purchased by the Sponsor, are substantially similar to the Public Warrants, except that if held by the Sponsor or its permitted transferees, they (i) may be exercised for cash or on a cashless basis, (ii) are not subject to being called for redemption under certain redemption scenarios and (iii) subject to certain limited exceptions, will be subject to transfer restrictions until 30 days following the consummation of the Company’s initial business combination. If the Private Placement Warrants are held by holders other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company under all redemption scenarios and exercisable by holders on the same basis as the Public Warrants. The Private Placement Warrants are governed by the Warrant Agreement, dated January 8, 2021, between the Company and Continental Stock Transfer & Trust Company, as warrant agent.

This issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. No underwriting discounts or commissions were paid with respect to such unregistered sale.

Upon the closing of the Initial Public Offering and the Private Placement, an amount of $402.5 million ($10.00 per Unit) from the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement was placed in a trust account (“Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as determined by the Company, until the earlier of: (i) the completion of a business combination and (ii) the distribution of the Trust Account.

The remaining the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account have been, and will be, used by the Company for working capital needs until the consummation of its initial business combination.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit Number	Description
31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*    These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this

STAR PEAK CORP II

Date: May 24, 2021	By:	/s/ Eric Scheyer
Name: Eric Scheyer
Title: Chief Executive Officer