Form 10-Q
period 2021-06-30
Star Peak Corp II
filed 2021-08-10
CIK 1830210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended
June 30, 2021

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

As of August 6, 2021, 40,250,000 shares of Class A common stock, par value $0.0001, and 10,062,500 shares of Class B common stock, par value $0.0001, were issued and outstanding.

STAR PEAK CORP II

Quarterly Report on Form 10-Q

For the Quarter Ended March 31, 2021

i

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

STAR PEAK CORP II

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)
Assets:
Current assets:
Cash	$1,629,512	$45,156
Prepaid expenses	1,571,508	—
Total current assets	3,201,020	45,156
Investments held in Trust Account	402,628,612	—
Deferred offering costs associated with initial public offering	—	450,151
Total Assets	$405,829,632	$495,307

Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable	$57,296	$28,499
Accrued expenses	3,129,362	295,368
Accrued expenses – related party	62,256	—
Franchise tax payable	141,196	2,075
Note payable – related party	—	150,000
Total current liabilities	3,390,110	475,942
Deferred underwriting commissions	14,087,500	—
Derivative warrant liabilities	30,983,070	—
Total Liabilities	48,460,680	475,942

Commitments and Contingencies
Class A common stock, $0.0001 par value; 35,236,895 and -0- shares subject to possible redemption at $10.00 per share at June 30, 2021 and December 31, 2020, respectively	352,368,950	—

Stockholders' Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 400,000,000 shares authorized; 5,013,105 and -0- shares issued and outstanding (excluding 35,236,895 and -0- shares subject to possible redemption) at June 30, 2021 and December 31, 2020, respectively	501	—
Class B common stock, $0.0001 par value; 40,000,000 shares authorized; 10,062,500 shares issued and outstanding at June 30, 2021 and December 31, 2020	1,006	1,006
Additional paid-in capital	14,782,879	23,994
Accumulated deficit	(9,784,384)	(5,635)
Total Stockholders’ Equity	5,000,002	19,365
Total Liabilities and Stockholders' Equity	$405,829,632	$495,307

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STAR PEAK CORP II

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended	For the Six Months Ended
	June 30,	June 30,
	2021	2021
General and administrative expenses	$2,603,313	$4,338,184
General and administrative expenses - related party	30,000	60,000
Franchise tax expense	49,315	141,586
Loss from operations	(2,682,628)	(4,539,770)
Other income (expense)
Change in fair value of derivative warrant liabilities	(917,000)	(4,539,990)
Offering costs - derivative warrant liabilities	—	(827,601)
Income from investments held in Trust Account	13,408	128,612
Income before income tax	(3,586,220)	(9,778,749)
Income tax expense	—	—
Net loss	$(3,586,220)	$(9,778,749)

Basic and diluted weighted average shares outstanding of Class A common stock	40,250,000	40,250,000

Basic and diluted net income per share, Class A common stock	$—	$—

Basic and diluted weighted average shares outstanding of Class B common stock	10,062,500	10,011,740

Basic and diluted net loss per share, Class B common stock	$(0.36)	$(0.98)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STAR PEAK CORP II

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - December 31, 2020	—	$—	10,062,500	$1,006	$23,994	$(5,635)	$19,365

Sale of units in initial public offering, net of fair value of public warrants	40,250,000	4,025	—	—	388,307,854	—	388,311,879

Offering costs	—	—	—	—	(22,035,492)	—	(22,035,492)

Excess of cash received over fair value of the private placement warrants	—	—	—	—	851,949	—	851,949

Class A common stock subject to possible redemption	(35,595,517)	(3,560)	—	—	(355,951,610)	—	(355,955,170)

Net loss	—	—	—	—	—	(6,192,529)	(6,192,529)

Balance - March 31, 2021 (unaudited)	4,654,483	465	10,062,500	1,006	11,196,695	(6,198,164)	5,000,002

Class A common stock subject to possible redemption	358,622	36	—	—	3,586,184	—	3,586,220

Net loss	—	—	—	—	—	(3,586,220)	(3,586,220)

Balance - June 30, 2021 (unaudited)	5,013,105	$501	10,062,500	$1,006	$14,782,879	$(9,784,384)	$5,000,002

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STAR PEAK CORP II

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2021

Cash Flows from Operating Activities:
Net loss	$(9,778,749)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	4,539,990
Offering costs - derivative warrant liabilities	827,601
Income from investments held in Trust Account	(128,612)
Changes in operating assets and liabilities:
Prepaid expenses	(1,571,508)
Accounts payable	28,797
Accrued expenses	2,644,362
Accrued expenses – related party	62,256
Franchise tax payable	139,121
Net cash used in operating activities	(3,236,742)

Cash Flows from Investing Activities
Cash deposited in Trust Account	(402,500,000)
Net cash used in investing activities	(402,500,000)

Cash Flows from Financing Activities:
Repayment of note payable to related party	(150,000)
Proceeds received from initial public offering, gross	402,500,000
Proceeds received from the sale of private placement warrants to Sponsor	13,106,908
Offering costs paid	(8,135,810)
Net cash provided by financing activities	407,321,098

Net change in cash	1,584,356

Cash - beginning of the period	45,156
Cash - end of the period	$1,629,512

Supplemental disclosure of noncash financing activities:
Offering costs included in accrued expenses	$189,632
Deferred underwriting commissions in connection with the initial public offering	$14,087,500
Initial value of Class A common stock subject to possible redemption	$361,272,210
Change in value of Class A common stock subject to possible redemption	$(8,903,260)

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

On March 19, 2021, the Company formed a wholly owned subsidiary, STPC II Merger Sub Corp.,incorporated in Delaware (“Merger Sub”).

As of June 30, 2021, the Company had not commenced any operations. All activity for the period from October 8, 2020 (inception) through June 30, 2021 related to the Company’s formation, the preparation for the Company’s initial public offering (“Initial Public Offering”) described below, and since the closing of the Initial Public Offering, the search for a prospective Business Combination, including activities in connection with the proposed acquisition of Benson Hill, Inc., a Delaware corporation (“Benson Hill”). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on its investments held in the trust account from the proceeds of its Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

STAR PEAK CORP II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Liquidity and Capital Resources

As of June 30, 2021, the Company had approximately $1.6 million in cash, and working capital deficit of approximately $48,000 (without taking into account tax obligations of approximately $141,000 that may be paid using investment income earned in the Trust Account).

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to cover certain offering costs on behalf of the Company in exchange for issuance of Founders Shares (as defined in Note 4), and loan proceeds from the Sponsor of $150,000 under the Note (Note 4). The Company repaid the Note in full on January 8, 2021. Subsequent to the repayment, the facility was no longer available to us. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity needs have been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account.

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

STAR PEAK CORP II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

STAR PEAK CORP II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021.

The accompanying condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K filed by the Company with the SEC on March 31, 2021.

Principles of Consolidation

The condensed consolidated financial statements of the Company include all of its wholly-owned subsidiaries, which were incorporated in Delaware on March 19, 2021 in connection with the planned merger. All inter-company accounts and transactions are eliminated in consolidation.

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

STAR PEAK CORP II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000, and any cash held in the Trust Account. As of June 30, 2021 and December 31, 2020, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

Investments Held in Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income on investments held in the Trust Account in the accompanying unaudited condensed statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

STAR PEAK CORP II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

As of June 30, 2021 and December 31, 2020, the carrying values of cash, prepaid expenses, accounts payable, accrued expenses, franchise tax payable and notes payable to related party approximate their fair values due to the short-term nature of the instruments.

Derivative warrant liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of the Public Warrants issued in connection with the Initial Public Offering and Private Placement Warrants were initially measured at fair value using the Black-Scholes Option Pricing Method (“BSM”) and subsequently, the fair value of the Private Placement Warrants has been estimated using the BSM each measurement date. The fair value of Public Warrants issued in connection with the Initial Public Offering have subsequently been measured based on the listed market price of such warrants.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the condensed consolidated statements of operations. Offering costs associated with the Class A common stock were charged to stockholders’ equity upon the completion of the Initial Public Offering. At January 8, 2021, approximately $828,000 was charged to expense in offering costs associated with warrant liabilities.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2021, 35,236,895 shares of Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the condensed consolidated balance sheets. As of December 31, 2020, there were no shares of Class A common stock subject to possible redemption.

Income Taxes

The Company’s taxable income primarily consists of interest income on the Trust Account. The Company’s general and administrative expenses are generally considered start-up costs and are not currently deductible. For the three and six months ended June 30, 2021, income tax expense for the period was deemed to be immaterial.

STAR PEAK CORP II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company follows the asset and liability method of accounting for income taxes under FASB ASC Topic 740 , “Income Taxes” (“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of June 30, 2021, the Company had deferred tax assets of approximately $928,000 with a full valuation allowance against them. Deferred tax assets were deemed immaterial as of December 31, 2020.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as end of quarter June 30, 2021 and December 31, 2020. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as end of quarter June 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Loss Per Share of Common Stock

The Company’s condensed statements of operations include a presentation of net income (loss) per share for Class A common stock subject to possible redemption in a manner similar to the two-class method of net income (loss) per common stock. Net income(loss) per common stock, basic and diluted, for Class A common stock is calculated by dividing the interest income earned on the Trust Account, less interest available to be withdrawn for the payment of taxes, by the weighted average number of Class A common stock outstanding for the periods. Net income (loss) per common stock, basic and diluted, for Class B common stock is calculated by dividing the net income (loss),adjusted for income attributable to Class A common stock, by the weighted average number of Class B Common Stock outstanding for the periods. Class B common stock include the Founder Shares as these common stocks do not have any redemption features and do not participate in the income earned on the Trust Account.

The calculation of diluted net income (loss) per common stock does not consider the effect of the warrants issued in connection with the (i) IPO, (ii) exercise of over-allotment and (iii) Private Placement since the exercise price of the warrants is in excess of the average common stock price for the period and therefore the inclusion of such warrants would be anti-dilutive.

The following table reflects the calculation of basic and diluted net income (loss) per share of common stock:

	For the Three	For the Six
	Months Ended	Months Ended
	June 30, 2021	June 30, 2021
Class A common stock
Numerator: Income allocable to Class A common stock
Income from investments held in Trust Account	$13,408	$128,612
Less: Company's portion available to be withdrawn to pay taxes	(13,408)	(128,612)
Net income attributable	$—	$—
Denominator: Weighted average Class A common stock
Basic and diluted weighted average shares outstanding, Class A common stock	40,250,000	40,250,000
Basic and diluted net income per share, Class A common stock	$—	$—

Class B common stock
Numerator: Net income (loss) minus net income allocable to Class A common stock
Net income (loss)	$(3,586,220)	$(9,778,749)
Net income allocable to Class A common stock	—	—
Net income (loss) attributable	$(3,586,220)	$(9,778,749)
Denominator: weighted average Class B common stock
Basic and diluted weighted average shares outstanding, Class B common stock	10,062,500	10,011,740
Basic and diluted net loss per share, Class B common stock	$(0.36)	$(0.98)

STAR PEAK CORP II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

STAR PEAK CORP II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Related Party Loans

On October 23, 2020, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable upon the completion of the Initial Public Offering. The Company borrowed $150,000 under the Note and repaid the Note in full on January 8, 2021. Subsequent to the repayment, the facility was no longer available to us.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lenders’ discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $2.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of June 30, 2021 and December 31, 2020, the Company had no borrowings under the Working Capital Loans.

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

The Company incurred $30,000 and $60,000 in such fees included as general and administrative expenses to related party on the accompanying unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2021, respectively. As of June 30, 2021, the full amount has been paid.

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

STAR PEAK CORP II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Note 6 — Derivative Warrant Liabilities

As of June 30, 2021, the Company had outstanding 10,062,500 Public Warrants and 6,553,454 Private Placement Warrants. There were no warrants outstanding at December 31, 2020.

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

Note 7 — Stockholders’ Equity

Class A Common Stock — The Company is authorized to issue 400,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of June 30, 2021, there were 5,013,105 shares of Class A common stock issued or outstanding, excluding 35,236,895 shares subject to possible redemption. At December 31, 2020, there were no shares of Class A common stock issued and outstanding.

STAR PEAK CORP II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Class B Common Stock — The Company is authorized to issue 40,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of June 30, 2021 and December 31, 2020, there were 10,062,500 shares of Class B common stock issued and outstanding (see Note 4).

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

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Note 8 — Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

	Fair Value Measured as of June 30, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Investments held in Trust Account - US Treasury securities	$402,628,612	$—	$—	$402,628,612
Liabilities:
Derivative warrant liabilities	$17,810,630	$—	$13,172,440	$30,983,070

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement in March 2021, when the Public Warrants were separately listed and traded.

STAR PEAK CORP II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Level 1 assets include investments in U.S. Treasury securities. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

Level 3 instruments are comprised of derivative warrant liabilities measured at fair value using the BSM. The estimated fair value of the Private Placement Warrants and the Public Warrants is determined using Level 3 inputs. Inherent in the BSM are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s common stock that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero. Any changes in these assumptions can change the valuation significantly.

The following table provides quantitative information regarding Level 3 fair value measurements inputs as their measurement dates:

	Initial Fair	March 31,	June 30,
	Value	2021	2021
Option term (in years)	5 - 5.73	5.50	5.21
Volatility	23.8% -32.0%	32.00%	28.00%
Risk-free interest rate	0.38% - 0.48%	1.04%	0.91%
Expected dividends	0.00%	0.00%	0.00%
Probability of successful initial business combination	80.0%	85.0%	95.0%

The change in the fair value of the derivative warrant liabilities for the period for the three and six months ended June 30, 2021 is summarized as follows:

Derivative warrant liabilities at January 1, 2021	$—
Issuance of Public and Private Warrants	26,443,080
Transfer of Public Warrants to a Level 1 measurement	(14,188,120)
Change in fair value of derivative warrant liabilities	2,817,980
Derivative warrant liabilities at March 31, 2021	15,072,940
Change in fair value of derivative warrant liabilities	(1,900,500)
Derivative warrant liabilities at June 30, 2021	$13,172,440

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred up to the date unaudited condensed consolidated financial statements were available to be issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed consolidated financial statements.

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

Overview

We are a blank check company incorporated in Delaware on October 8, 2020, and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We intend to complete our initial business combination using cash from the proceeds of our initial public offering (the “Initial Public Offering”) and the Private Placement of the Private Placement Warrants (each as defined below), our capital stock, debt or a combination of cash, stock and debt.

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

Liquidity and Capital Resources

As of June 30, 2021, we had approximately $1.6 million in cash, and working capital deficit of approximately $48,000 (without taking into account tax obligations of approximately $141,000 that may be paid using investment income earned in the Trust Account).

Our liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from our Sponsor to cover certain offering costs on our behalf in exchange for issuance of shares of the Company’s Class B common stock, par value $0.0001 per share (“Class B common stock” or “Founders Shares”), and loan proceeds from our Sponsor of $150,000 under a promissory note (the “Note”). We repaid the Note in full on January 8, 2021. Subsequent to the repayment, the facility was no longer available to us. Subsequent to the consummation of the Initial Public Offering, our liquidity needs have been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account.

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

Results of Operations

Our entire activity from inception through June 30, 2021 has been related to our formation, preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a business combination target, including activities in connection with the proposed acquisition of Benson Hill, Inc. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial business combination. We will generate non-operating income in the form of interest income on cash and cash equivalents. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a business combination.

For the three months ended June 30, 2021, we had a net loss of approximately $3.6 million, which consisted of general and administrative expenses of approximately $2.6 million, franchise tax expense of approximately $49,000, and change in fair value of derivative liabilities of approximately $0.9 million, partially offset by investment income on the Trust Account of approximately $13,000.

For the six months ended June 30, 2021, we had a net loss of approximately $9.8 million, which consisted of general and administrative expenses of approximately $4.4 million, franchise tax expense of approximately $142,000, change in fair value of derivative liabilities of approximately $4.5 million, and financing costs to derivative warrant liabilities of approximately $828,000, partially offset by investment income on the Trust Account of approximately $129,000.

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

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on our financial position, results of our operations and/or search for a target company, the specific impact is not readily determinable as of the date of the condensed consolidated financial statements. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. Our Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2021, 35,236,895 shares of Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the condensed consolidated balance sheets. As of December 31, 2020, there were no shares of Class A common stock subject to possible redemption.

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

The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of the Public Warrants issued in connection with the Initial Public Offering and Private Placement Warrants were initially measured at fair value using the Black-Scholes Option Pricing Method (“BSM”) and subsequently, the fair value of the Private Placement Warrants has been estimated using the BSM each measurement date. The fair value of Public Warrants issued in connection with the Initial Public Offering have subsequently been measured based on the listed market price of such warrants.

Net Loss Per Share of Common Stock

The Company’s condensed statements of operations include a presentation of net income (loss) per share for Class A common stock subject to possible redemption in a manner similar to the two-class method of net income (loss) per common stock. Net income (loss) per common stock, basic and diluted, for Class A common stock is calculated by dividing the interest income earned on the Trust Account, less interest available to be withdrawn for the payment of taxes, by the weighted average number of Class A common stock outstanding for the periods. Net income (loss) per common stock, basic and diluted, for Class B common stock is calculated by dividing the net income (loss), adjusted for income attributable to Class A common stock, by the weighted average number of Class B Common Stock outstanding for the periods. Class B common stock include the Founder Shares as these common stocks do not have any redemption features and do not participate in the income earned on the Trust Account.

The calculation of diluted net income (loss) per common stock does not consider the effect of the warrants issued in connection with the (i) IPO, (ii) exercise of over-allotment and (iii) Private Placement since the exercise price of the warrants is in excess of the average common stock price for the period and therefore the inclusion of such warrants would be anti-dilutive.

Recent Accounting Standards

Our management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed financial statements.

In August 2020, the Financial Accounting Standards Board issued Accounting Standard Update (ASU) No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas. As permitted by the standard, we elected to early adopt this standard in our first quarter of 2021 with no impact upon adoption.

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation and in light of the SEC statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (‘SPACs’)”, our Certifying Officers concluded that, solely due to the Company’s misapplication of the accounting for the Company’s warrants as liabilities and related restatement of the Company’s post-IPO balance sheet dated as of January 8, 2021, our disclosure controls and procedures were not effective as of June 30, 2021. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q (this “Quarterly Report”) present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control over Financial Reporting

Other than as described herein, there was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. As of June 30, 2021, this has not been fully remediated.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 31, 2021, and the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2021, as filed with the SEC on May 24, 2021. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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
2.1

Agreement and Plan of Merger, dated as of May 8, 2021, by and among Star Peak Corp II, STPC II Merger Sub Corp. and Benson Hill, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K (File No.001-39835), filed with the SEC on May 10, 2021).

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K (File No.001-39835), filed with the SEC on January 8, 2021).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.4 of the Company’s Registration Statement on Form S-1 (File No. 333-251488), filed with the SEC on December 29, 2020).

10.1	Form of Support Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (File No.001-39835), filed with the SEC on May 10, 2021)

10.2

Sponsor Support Agreement, dated as of May 8, 2021, by and among Star Peak Sponsor II LLC, Star Peak Corp II and the other holders party thereto (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K (File No.001-39835), filed with the SEC on May 10, 2021)

10.3	Form of Lock-up Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K (File No.001-39835), filed with the SEC on May 10, 2021)

10.4	Form of Subscription Agreement (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K (File No.001-39835), filed with the SEC on May 10, 2021)

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101).

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

STAR PEAK CORP II

Date: August 9, 2021	By:	/s/ Eric Scheyer
Name: Eric Scheyer
Title: Chief Executive Officer