Form 10-Q
period 2021-09-30
Benson Hill, Inc.
filed 2021-11-15
CIK 1830210

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to ______
Commission file number 001-39835
Benson Hill, Inc.
(Exact name of registrant as specified in its charter)

Delaware			85-3374823
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

1001 North Warson Rd	St. Louis,	Missouri	63132
(Address of Principal Executive Offices)			(Zip Code)
(314) 222-8218
(Registrant's telephone number, including area code)
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value	BHIL	The New York Stock Exchange
Warrants exercisable for one share of common stock at an exercise price of $11.50	BHIL WS	The New York Stock Exchange
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
At November 11, 2021, 178,058,737 shares of the registrant’s Common Stock, par value $0.0001, were issued and outstanding.

Benson Hill, Inc.
Quarterly Report on Form 10-Q
For the Quarter Ended September 30, 2021

Part I - Financial Information
Item 1. Financial Statements
Benson Hill, Inc.
Condensed Consolidated Balance Sheets
(In Thousands)

	September 30, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$257,036	$9,743
Marketable securities	—	100,334
Accounts receivable, net	11,595	14,271
Inventories, net	22,422	13,040
Prepaid expenses and other current assets	10,627	3,061
Total current assets	301,680	140,449
Property and equipment, net	64,952	31,624
Right of use asset, net	32,628	34,117
Goodwill and intangible assets, net	25,967	24,083
Other assets	1,514	1,512
Total assets	$426,741	$231,785

	September 30, 2021	December 31, 2020
	(Unaudited)
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$23,391	$16,128
Revolving line of credit	—	—
Current lease liability	1,961	1,627
Current maturities of long-term debt	1,872	5,466
Accrued expenses and other current liabilities	22,881	12,315
Total current liabilities	50,105	35,536
Long-term debt	9,317	24,344
Long-term lease liability	33,831	33,982
Warrant liabilities	43,541	5,241
Total liabilities	136,794	99,103
Stockholders’ equity:
Redeemable convertible preferred stock, $0.0001 par value; 1,000 and 105,922 shares authorized, 0 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	—	—
Common stock, $0.0001 par value, 440,000 and 128,467 shares authorized, 178,059 and 108,697 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	18	11
Additional paid-in capital	528,640	287,318
Accumulated deficit	(238,363)	(154,322)
Accumulated other comprehensive loss	(348)	(325)
Total stockholders’ equity	289,947	132,682
Total liabilities and stockholders’ equity	$426,741	$231,785
See accompanying notes to the condensed consolidated financial statements (unaudited).

Benson Hill, Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(In Thousands, Except Per Share Information)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues	$32,000	$28,202	$103,494	$90,816
Cost of sales	31,591	26,895	102,546	80,620
Gross profit	409	1,307	948	10,196
Operating expenses:
Research and development	10,458	6,758	26,403	21,524
Selling, general and administrative expenses	28,076	9,170	57,570	24,633
Total operating expenses	38,534	15,928	83,973	46,157
Loss from operations	(38,125)	(14,621)	(83,025)	(35,961)
Other (income) expense:
Interest expense, net	1,498	2,580	4,033	5,009
Loss on extinguishment of debt	11,742	—	11,742	—
Change in fair value of warrants	(15,244)	(141)	(12,525)	738
Other (income) expense, net	(2,065)	(119)	(2,453)	61
Total other (income) expense, net	(4,069)	2,320	797	5,808
Net loss before income tax	(34,056)	(16,941)	(83,822)	(41,769)
Income tax expense	218	—	218	—
Net loss	$(34,274)	$(16,941)	$(84,040)	$(41,769)
Net loss per common share:
Basic and diluted loss per common share	$(0.29)	$(0.19)	$(0.71)	$(0.51)
Weighted average shares outstanding:
Basic and diluted weighted average shares outstanding	118,709	90,752	117,714	81,940
See accompanying notes to the condensed consolidated financial statements (unaudited).

Benson Hill, Inc.
Condensed Consolidated Statements of Comprehensive Loss (Unaudited)
(In Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(34,274)	$(16,941)	$(84,040)	$(41,769)
Foreign currency:
Comprehensive income (loss)	31	(211)	30	(454)
Marketable securities:
Comprehensive (loss) income	(121)	(116)	150	(225)
Adjustment for net income (losses) realized in net loss	144	(8)	(203)	162
Total other comprehensive income (loss)	54	(335)	(23)	(517)
Total comprehensive loss	$(34,220)	$(17,276)	$(84,063)	$(42,286)
See accompanying notes to the condensed consolidated financial statements (unaudited).

Benson Hill, Inc.
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
(In Thousands)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	102,899	$287,323	5,798	$1	$5	$(154,322)	$(325)	$(154,641)
Retroactive application of recapitalization	(102,899)	(287,323)	102,899	10	287,313	—	—	287,323
Adjusted balance, beginning of period	—	—	108,697	11	287,318	(154,322)	(325)	132,682
Issuance of common stock upon exercise of stock options	—	—	136	—	85	—	—	85
Stock-based compensation expense	—	—	—	—	647	—	—	647
Other	—	—	—	—	(15)	(1)	—	(16)
Comprehensive loss	—	—	—	—	—	(22,347)	(205)	(22,552)
Balance at March 31, 2021	—	$—	108,833	$11	$288,035	$(176,670)	$(530)	$110,846
Issuance of common stock upon exercise of stock options	—	—	581	—	409	—	—	409
Stock-based compensation expense	—	—	—	—	709	—	—	709
Comprehensive (loss) income	—	—	—	—	—	(27,419)	128	(27,291)
Balance at June 30, 2021	—	$—	109,414	$11	$289,153	$(204,089)	$(402)	$84,673
Merger and PIPE Shares, net of transaction costs of $36,770	—	—	68,069	7	233,333	—	—	233,340
Conversion of warrants into common stock and issuance of equity classified warrants upon Merger	—	—	325	—	4,576	—	—	4,576
Issuance of common stock upon exercise of stock options	—	—	251	—	166	—	—	166
Stock-based compensation expense	—	—	—	—	1,413	—	—	1,413
Other	—	—	—	—	(1)	—	—	(1)
Comprehensive (loss) income	—	—	—	—	—	(34,274)	54	(34,220)
Balance at September 30, 2021	—	$—	178,059	$18	$528,640	$(238,363)	$(348)	$289,947
See accompanying notes to the condensed consolidated financial statements (unaudited).

Benson Hill, Inc.
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
(In Thousands)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	66,433	$134,567	5,468	$1	$738	$(83,395)	$(213)	$(82,869)
Retroactive application of recapitalization	(66,433)	(134,567)	66,433	6	134,561	—	—	134,567
Adjusted balance, beginning of period	—	—	71,901	7	135,299	(83,395)	(213)	51,698
Impact of adoption of Topic 606	—	—	—	—	—	519	—	519
Issuance of common stock upon exercise of stock options	—	—	132	—	29	—	—	29
Stock-based compensation expense	—	—	—	—	287	—	—	287
Comprehensive loss	—	—	—	—	—	(12,079)	(542)	(12,621)
Balance at March 31, 2020	—	$—	72,033	$7	$135,615	$(94,955)	$(755)	$39,912
Issuance of common stock upon exercise of stock options	—	—	37	—	8	—	—	8
Stock-based compensation expense	—	—	—	—	217	—	—	217
Comprehensive (loss) income	—	—	—	—	—	(12,749)	360	(12,389)
Balance at June 30, 2020	—	$—	72,070	$7	$135,840	$(107,704)	$(395)	$27,748
Issuance of common stock upon exercise of stock options	—	—	126	—	25	—	—	25
Stock-based compensation expense	—	—	—	—	247	—	—	247
Sale of Series D redeemable convertible preferred stock, net of issuance costs of $1,730	—	—	19,855	2	80,501	—	—	80,503
Comprehensive loss	—	—	—	—	—	(16,941)	(335)	(17,276)
Balance at September 30, 2020	—	$—	92,051	$9	$216,613	$(124,645)	$(730)	$91,247
See accompanying notes to the condensed consolidated financial statements (unaudited).

Benson Hill, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In Thousands)

	Nine Months Ended September 30,
	2021	2020
Operating activities
Net loss	$(84,040)	$(41,769)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,460	5,346
Share-based compensation expense	2,769	751
Bad debt expense	184	71
Change in fair value of warrants	(12,525)	738
Amortization related to financing activities	1,329	1,912
Loss on extinguishment of debt	11,742	—
Other	1,766	224
Changes in operating assets and liabilities:
Accounts receivable	2,492	1,544
Inventories	(5,450)	(1,190)
Prepaid expenses and other current assets	(7,567)	(792)
Accounts payable	3,917	(5,920)
Accrued expenses	3,340	3,074
Net cash used in operating activities	(73,583)	(36,011)
Investing activities
Purchases of marketable securities	(100,278)	(92,900)
Proceeds from maturities of marketable securities	2,155	2,500
Proceeds from sales of marketable securities	198,195	48,514
Payments for acquisitions of property and equipment	(26,603)	(6,798)
Payments made in connection with business acquisitions	(10,853)	—
Net cash provided by (used in) investing activities	62,616	(48,684)
Financing activities
Net contributions from Merger and PIPE financing, net of transaction costs of $34,940	285,378	—
Payments for extinguishment of debt	(43,082)	—
Principal payments on debt	(3,917)	(1,629)
Proceeds from issuance of debt	19,816	24,534
Borrowing under revolving line of credit	20,464	21,473
Repayments under revolving line of credit	(20,464)	(19,822)
Proceeds from issuance of redeemable convertible preferred stock, net of costs	—	80,503
Repayments of financing lease obligations	(600)	(80)
Proceeds from the exercise of stock options and warrants	635	62
Net cash provided by financing activities	258,230	105,041
Effect of exchange rate changes on cash	30	(454)
Net increase in cash and cash equivalents	247,293	19,892
Cash and cash equivalents, beginning of period	9,743	2,616
Cash and cash equivalents, end of period	$257,036	$22,508

Supplemental disclosure of cash flow information
Cash paid for taxes	$30	$—
Cash paid for interest	$4,782	$3,117
Supplemental disclosure of non-cash activities
Issuance of stock warrants	$4,551	$4,580
Conversion of warrants upon Merger	$4,576	$—
Warrants acquired in Merger	$50,850	$—
Merger transaction costs included in accrued expenses and other current liabilities	$4,231	$—
Purchases of property and equipment included in accounts payable and accrued expenses and other current liabilities	$4,123	$1,086
Business acquisition purchase price included in accrued expenses and other current liabilities	$3,714	$—
Financing leases	$735	$33,523
See accompanying notes to the condensed consolidated financial statements (unaudited).

Benson Hill, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
(Dollar and Share Amounts in Thousands)
1. Description of Business
Benson Hill, Inc. and subsidiaries (collectively, “Benson Hill”, the “Company”, “we”, “us”, or “our”) are a values-driven food technology company with a vision to build a healthier and happier world by unlocking nature’s genetic diversity with our food innovation engine. Our purpose is to catalyze and broadly empower innovation from plant to plate so great tasting, more nutritious, affordable, and sustainable food choices are available to everyone. We combine cutting-edge technology with an innovative business approach to bring product innovations to customers and consumers. Our CropOS® technology platform uniquely combines data science, plant science, and food science to create innovative food, ingredient, and feed products — starting with a better seed. We are incorporated in Delaware and headquartered in St. Louis, Missouri, where the majority of our research and development activities are managed. We also supply fresh produce through packing, distribution, and growing locations in the southeastern states of the United States, and process dry peas in North Dakota.
Merger with Star Peak Corp II
On September 29, 2021 (the “Closing Date”), Star Peak Corp II (“STPC”), a special purpose acquisition company, consummated the previously announced merger (the “Closing”) pursuant to that certain Agreement and Plan of Merger, dated May 8, 2021 (the “Merger Agreement”), by and among STPC, STPC Merger Sub Corp., a Delaware corporation and wholly-owned subsidiary of STPC (“Merger Sub”), and Benson Hill, Inc., a Delaware corporation (“Legacy Benson Hill”).
Pursuant to the terms of the Merger Agreement, a business combination between STPC and Legacy Benson Hill was effected through the merger of Merger Sub with and into Legacy Benson Hill, with Legacy Benson Hill surviving the transaction as a wholly-owned subsidiary of STPC (the “Merger”). On the Closing Date, STPC changed its name to Benson Hill, Inc (“New Benson Hill”) and Legacy Benson Hill changed its name to Benson Hill Holdings, Inc.
The Merger was accounted for as a reverse recapitalization (the “Reverse Recapitalization”) in accordance with U.S. generally accepted accounting principles (“U.S. GAAP” or “GAAP”). Under this method of accounting, STPC is treated as the “acquired” company and Legacy Benson Hill is treated as the acquirer for financial reporting purposes. The Reverse Recapitalization was treated as the equivalent of Legacy Benson Hill issuing stock for the net assets of STPC, accompanied by a recapitalization. The net assets of STPC are stated at historical cost, with no goodwill or other intangible assets recorded. This accounting treatment determination was primarily based on the following:

•Legacy Benson Hill’s existing stockholders hold the majority of voting rights in New Benson Hill and are the largest single voting interest block in New Benson Hill;
•Legacy Benson Hill’s senior management comprises all of the senior management of New Benson Hill;
•The directors nominated by Legacy Benson Hill represent the majority of the directors on the board of directors of New Benson Hill; and
•Legacy Benson Hill’s operations comprise the ongoing operations of New Benson Hill.
The consolidated assets, liabilities and results of operations prior to the Reverse Recapitalization are those of Legacy Benson Hill. The shares and corresponding capital amounts and losses per share, prior to the Merger, have been retroactively restated based on shares reflecting the exchange ratio established in the Merger. Activity within the Condensed Consolidated Statements of Stockholders’ Equity for the issuance and repurchases of Legacy Benson Hill redeemable convertible preferred stock (the “Legacy Benson Hill Preferred Stock”) was also retroactively converted to Legacy Benson Hill common stock (the “Legacy Benson Hill Common Stock”).

Liquidity and Going Concern
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. GAAP for interim financial reporting and Securities and Exchange Commission regulations, assuming the Company will continue as a going concern. For the three and nine months ended September 30, 2021, the Company incurred a net loss of $34,274 and $84,040, respectively, and for the nine months ended September 30, 2021, the Company had negative cash flows from operating activities of $73,583 and capital expenditures of $26,603. Furthermore, at September 30, 2021, the Company had term debt and notes payable of $11,189, and an accumulated deficit of $238,363. However, the Merger provided the

Benson Hill, Inc.
Notes to the Condensed Consolidated Financial Statements (continued)
(Unaudited)
(Dollar and Share Amounts in Thousands)
Company with a significant amount of cash proceeds, which resulted in cash and cash equivalents at September 30, 2021 of $257,036. As such, the Company believes that its cash position is sufficient to meet capital and liquidity requirements for at least the next 12 months after the date that the financial statements are available to be issued.
The Company’s business prospects are subject to risks, expenses, and uncertainties frequently encountered by companies in the early stages of commercial operations. Prior to the Merger, the Company had been funded primarily by equity and debt financings, including the issuance of redeemable convertible preferred stock and term debt, as well as the use of a revolving line of credit, which was extended to November of 2021. Certain of these debt financings require the Company’s wholly owned subsidiary, Dakota Dry Bean (“DDB”, “Dakota Ingredients”, or “DI”), to comply with financial covenants that will likely require financial support from Benson Hill, the parent company, to remain in compliance with the financial covenants in 2021 and 2022 (see Note 11 — Debt). Further, these same debt financings require the parent company to maintain a minimum cash balance. If the Company breaches these covenants, the holder of the debt may declare all amounts immediately due and payable. If the covenants are breached, the Company plans to attempt to secure a waiver of the covenants or an amendment that modifies the covenants but there are no assurances that the Company will be able to comply with its future covenants without such a waiver or that the Company will be successful in obtaining a waiver or an amendment during 2021 and 2022.
The attainment of profitable operations is also dependent upon future events, including obtaining adequate financing to complete and commercialize the Company’s research and development activities, obtaining adequate grower relationships, building its customer base, successfully executing its business and marketing strategy, and hiring appropriate personnel.
Failure to generate sufficient revenues, achieve planned gross margins and operating profitability, control operating costs, maintain existing debt arrangements or secure additional funding may require the Company to modify, delay, or abandon some of its planned future expansion or development, or to otherwise enact operating cost reductions available to management, which could have a material adverse effect on the Company’s business, operating results, financial condition, and ability to achieve its intended business objectives. We may pursue acquisitions with our existing cash balances, which, based on our current cash burn levels, could require us to raise capital on accelerated timelines to fund ongoing operations. Accordingly, there can be no assurances that if we complete acquisitions using existing cash balances, that we will be able to raise additional financing on terms agreeable to us, or at all.
2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and our wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial reporting and Securities and Exchange Commission regulations. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year ended December 31, 2021. A description of the Company’s significant accounting policies is included in the Company’s audited consolidated financial statements at and for the year ended December 31, 2020. These unaudited condensed consolidated financial statements should be read in conjunction with the December 31, 2020 audited consolidated financial statements and the notes thereto.
Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and an Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).
Certain prior period balances have been reclassified to conform to the current period presentation in the unaudited condensed consolidated financial statements and the accompanying notes.
All dollar and share amounts are in thousands, except per share amounts, unless otherwise noted. Share and per share amounts are presented on a post-conversion basis for all periods presented, unless otherwise specified.

Benson Hill, Inc.
Notes to the Condensed Consolidated Financial Statements (continued)
(Unaudited)
(Dollar and Share Amounts in Thousands)

Emerging Growth Company and Smaller Reporting Company Status
We are an “emerging growth company”, as defined in Section 2(a) of the Securities Act and have elected to take advantage of the benefits of the extended transition period for new or revised financial accounting standards. We expect to remain an emerging growth company at least through the end of the 2021 fiscal year and expect to continue to take advantage of the benefits of the extended transition period, although we may decide to early adopt such new or revised accounting standards to the extent permitted by such standards. We expect to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and non-public companies until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”). This may make it difficult or impossible to compare our financial results with the financial results of another public company that is either not an emerging growth company or is an emerging growth company that has chosen not to take advantage of the extended transition period exemptions because of the potential differences in accounting standards used.
Redeemable Convertible Preferred Stock
Prior to the Merger, the Company recorded shares of redeemable convertible preferred stock at their respective fair values on the dates of issuance, net of issuance costs. The Company applied the guidance in ASC 480-10-S99-3A, Accounting for Redeemable Equity Instruments, and therefore classified all outstanding redeemable convertible preferred stock as temporary equity. The redeemable convertible preferred stock was recorded outside of stockholders’ equity because, in the event of certain deemed liquidation events considered not solely within the Company’s control, such as a merger, acquisition, and sale of all or substantially all of the Company’s assets, the preferred stock would become redeemable at the option of the holders. In the event of a change of control of the Company, proceeds received from the sale of such shares would be distributed in accordance with the liquidation preferences set forth in the Company’s Amended and Restated Certificate of Incorporation then in effect.
All redeemable convertible preferred stock previously classified as temporary equity was retroactively adjusted and reclassified to permanent equity as a result of the Merger. As a result of the Merger, each share of Legacy Benson Hill Preferred Stock that was then issued and outstanding was automatically converted into Legacy Benson Hill Common Stock, such that each converted share of Legacy Benson Hill Preferred Stock was no longer outstanding and ceased to exist. Each share of Legacy Benson Hill Common Stock, including the Legacy Benson Hill Common Stock issued upon conversion of Legacy Benson Hill Preferred Stock, was converted into and exchanged for 1.0754 (“the Exchange Ratio”) shares of New Benson Hill common stock (“New Benson Hill Common Stock”). The Exchange Ratio was established pursuant to the terms of the Merger Agreement.
During the nine months ended September 30, 2020, Legacy Benson Hill issued shares of Legacy Benson Hill Preferred Stock to new and existing investors for net proceeds of $80,503.
Business Combinations
The Company allocates the purchase price of its acquisitions to the assets acquired and liabilities assumed based upon their respective fair values at the acquisition date. The Company utilizes management estimates and an independent third-party valuation firm to assist in determining these fair values. The excess of the acquisition price over the estimated fair value of the net assets acquired is recorded as goodwill. Goodwill is adjusted for any changes to acquisition date fair value amounts made within the measurement period. Acquisition-related transaction costs are recognized separately from the business combination and expensed as incurred.
Recently Adopted Accounting Guidance
In December 2019, the FASB issued ASU 2019-12, Income Taxes (“ASU 2019-12”). ASU 2019-12 eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 is effective for public companies for fiscal years beginning after December 15, 2020, and interim periods therein with early adoption permitted. The Company adopted this ASU in the first quarter of 2021 with no impact to the Company’s financial statements.

Benson Hill, Inc.
Notes to the Condensed Consolidated Financial Statements (continued)
(Unaudited)
(Dollar and Share Amounts in Thousands)

Recently Issued Accounting Guidance Not Yet Effective
In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (“ASU 2016-13”), which requires measurement and recognition of expected credit losses for financial assets held. ASU 2016-13 is effective for the Company for interim and annual reporting periods beginning after December 15, 2022, and earlier adoption is permitted. We are currently evaluating the impact of the pending adoption of ASU 2016-13 on our condensed consolidated financial statements.
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (“ASU 2020-04”). ASU 2020-04 provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. ASU 2020-04 applies only to contracts and hedging relationships that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued due to reference rate reform. These amendments are effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. We are currently evaluating our contracts and the optional expedients provided by the new standard.
In August 2020, the FASB issued ASU 2020-06, Debt (“ASU 2020-06”). ASU 2020-06 reduces the number of accounting models for convertible debt instruments and convertible preferred stock. For convertible instruments with conversion features that are not required to be accounted for as derivatives under ASC 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital, the embedded conversion features no longer are separated from the host contract. ASU 2020-06 is effective for public business entities that meet the definition of a Securities and Exchange Commission (“SEC”) filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is currently evaluating the impact ASU 2020-06 will have on its condensed consolidated financial statements.
3. Business Combinations
Merger with Star Peak Corp II
As discussed in Note 1, on September 29, 2021, STPC completed the business combination with Legacy Benson Hill through the Merger, with Legacy Benson Hill surviving the Merger as a wholly-owned subsidiary of STPC. At the effective time of the Merger (the “Effective Time”), each outstanding share of Legacy Benson Hill Common Stock, par value $0.001 per share, including Legacy Benson Hill Common Stock held by prior owners of Legacy Benson Hill Preferred Stock (in each case, other than shares owned by Legacy Benson Hill as treasury stock, dissenting shares and restricted shares) was canceled and converted into the right to receive the number of shares of New Benson Hill Common Stock, par value $0.0001 per share, in a ratio equal to 1.0754. In addition, as of the Effective Time, each stock option to purchase shares of Legacy Benson Hill Common Stock (each, a “Legacy Benson Hill Option”), whether vested or unvested, and each warrant issued by Legacy Benson Hill to purchase Legacy Benson Hill Common Stock and/or Legacy Benson Hill Preferred Stock (each, a “Legacy Benson Hill Warrant”) that was outstanding immediately prior to the Effective Time was, by virtue of the occurrence of the Effective Time and without any action on the part of Legacy Benson Hill, STPC or any holder of Legacy Benson Hill equity thereof, assumed and converted into a New Benson Hill Option or a New Benson Hill Warrant. Each Legacy Benson Hill Option was converted into an option to purchase a number of shares of New Benson Hill Common Stock equal to the number of shares of Legacy Benson Hill Common Stock subject to such Legacy Benson Hill Option immediately prior to the Effective Time multiplied by 1.0754 (rounded down to the nearest whole share) and at an exercise price per share of New Benson Hill Common Stock equal to the exercise price per share of Legacy Benson Hill Common Stock subject to such Legacy Benson Hill Option divided by 1.0754 (rounded up to the nearest whole cent) (each, a “New Benson Hill Option”). Each Legacy Benson Hill Warrant was converted into a warrant to purchase a number of shares of New Benson Hill Common Stock equal to the number of shares of Legacy Benson Hill Common Stock subject to such Legacy Benson Hill Warrant immediately prior to the Effective Time multiplied by 1.0754 (rounded down to the nearest whole share) and at an exercise price per share of New Benson Hill

Benson Hill, Inc.
Notes to the Condensed Consolidated Financial Statements (continued)
(Unaudited)
(Dollar and Share Amounts in Thousands)

Common Stock equal to the exercise price per share of Legacy Benson Hill Common Stock and/or Legacy Benson Hill Preferred Stock subject to such Legacy Benson Hill Warrant divided by 1.0754 (rounded up to the nearest whole cent).
In connection with the execution of the Merger Agreement, STPC entered into separate subscription agreements (each, a “Subscription Agreement”) with a number of investors (each a “Subscriber”), pursuant to which the Subscribers agreed to purchase, and STPC agreed to sell to the Subscribers, an aggregate of 22,500 shares of common stock (the “PIPE Shares”), for a purchase price of $10 per share and an aggregate purchase price of $225.0 million, in a private placement pursuant to the subscription agreements (the “PIPE”). The PIPE investment closed simultaneously with the consummation of the Merger.
Prior to the Merger, STPC had outstanding 10,063 Public Warrants (the “Public Warrants”) and 6,553 Private Placement Warrants (the “Private Placement Warrants”) which were listed on the New York Stock Exchange under the symbol “STPC WS.” Upon the closing of the Merger, they became listed on the New York Stock Exchange under the symbol “BHIL WS.” The Warrants remain subject to the same terms and conditions as prior to the Merger.
Upon the closing of the Merger, the Company’s certificate of incorporation was amended and restated to, among other things, increase the total number of authorized shares of all classes of capital stock to 441,000 shares, of which 440,000 shares were designated Common Stock, $0.0001 par value per share, and 1,000 shares designated Preferred Stock, $0.0001 par value per share.
Upon consummation of the Merger and the closing of the PIPE, the most significant change in Benson Hill’s financial position and results of operations was a total net increase in cash and cash equivalents of approximately $273.7 million, including $225.0 million in gross proceeds from the PIPE.

Recapitalization
Cash — STPC trust and working capital cash	$95,318
Cash — PIPE Financing	225,000
Non-cash net assets assumed from STPC	642
Less: fair value of assumed common stock Public Warrants and Private Placement Warrants	(50,850)
Less: transaction costs allocated to equity	(36,770)
Net impact on total stockholders’ equity	$233,340
Less: cash payments for transaction costs at Closing	(34,940)
Less: non-cash net assets assumed from STPC	(642)
Add: fair value of assumed common stock Public Warrants and Private Placement Warrants	50,850
Net impact on net cash provided by financing activities	$285,378
Less: transaction costs included in net cash used in operating activities(a)	(11,693)
Total net increase in cash and cash equivalents	$273,685
(a) Including transaction costs in the amount of $3,926 allocated to the Public Warrants and Private Placement Warrants which were expensed.

Acquisition of Soy Processing Facility
On September 17, 2021, we completed the acquisition of a soybean processing facility and related assets from Rose Acre Farms, Inc., an Indiana corporation (“Rose Acre Farms”) for cash consideration of $14,567, including the acquisition of inventory, of which $3,714 was unpaid as of September 30, 2021, and entered into a long-term ground lease for the real estate upon which such soybean processing facility is located. The soybean processing facility will process the Company’s proprietary soybean varieties for distribution to end customers. The acquisition of the soybean processing facility was accounted for as a business combination, and accordingly, the acquired assets and liabilities were recorded at their preliminary estimated fair value, as presented below:

Benson Hill, Inc.
Notes to the Condensed Consolidated Financial Statements (continued)
(Unaudited)
(Dollar and Share Amounts in Thousands)

Estimated Fair Value at September 17, 2021
Assets:
Inventory	$3,932
Property and equipment	7,839
Right-of-use asset	785
Identified intangible assets	380
Goodwill	2,416
Total assets acquired	$15,352
Liabilities:
Accounts payable	—
Lease liability	785
Accrued liabilities	—
Total liabilities assumed	$785
Total purchase price	$14,567
The fair values of the assets acquired and liabilities assumed are based on a preliminary valuation, which is subject to change within the measurement period. Upon completion of the final fair value assessment, the fair values of the net assets acquired may differ materially from the preliminary assessment. We are in the process of finalizing the valuation of the net assets acquired, most notably, the valuation of property and equipment and identified intangible assets. Any changes to the initial estimates of the fair value of the assets acquired and liabilities assumed will be recorded to those assets and liabilities and residual amounts will be allocated to goodwill.
Goodwill largely consists of expected growth synergies through the vertical integration of the Company within our Ingredients segment. Based on the preliminary valuation analysis, the identified intangible assets consist of permits of $380. The permits are amortized using the straight-line method over their preliminary estimated useful life of 10 years.
Effective September 17, 2021, results from the operations of the soybean processing facility have been included on our condensed consolidated statements of operations and comprehensive loss. For the three and nine months ended September 30, 2021, $77 of revenue was included in the consolidated statement of operations and comprehensive loss.
In conjunction with the acquisition we incurred $361 of acquisition-related costs, including legal and accounting fees. These costs were recorded in selling, general, and administrative expenses in the condensed consolidated statements of operations for the three and nine months ended September 30, 2021.
4. Fair Value Measurements
Assets and liabilities recorded at fair value on a recurring basis on the balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair values. The authoritative guidance on fair value measurements establishes a three-tier fair value hierarchy for disclosure of fair value measurements as follows
Level 1 — Observable inputs such as unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.
Level 2 — Inputs (other than quoted prices included in Level 1) are either directly or indirectly observable for the asset or liability. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.
Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
Our financial instruments consist of cash and cash equivalents, marketable securities, accounts receivable, accounts payable, accrued liabilities, commodity derivatives, warrant liabilities and notes payable. At September 30, 2021 and

Benson Hill, Inc.
Notes to the Condensed Consolidated Financial Statements (continued)
(Unaudited)
(Dollar and Share Amounts in Thousands)
December 31, 2020, we had cash and cash equivalents of $257,036 and $9,743, respectively, which includes money market funds with maturities of less than three months. At September 30, 2021 and December 31, 2020, the carrying values of cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximated their fair value due to their short maturities.
The following tables provide the financial instruments measured at fair value on a recurring basis based on the fair value hierarchy:

September 30, 2021
	Level 1	Level 2	Level 3	Total
Assets
U.S. treasury securities	$—	$—	$—	$—
Corporate bonds	—	—	—	—
Marketable securities	$—	$—	$—	$—
Liabilities
Warrant Liabilities	$14,190	$—	$29,351	$43,541

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets
U.S. treasury securities	$76	$—	$—	$76
Corporate bonds	—	100,258	—	100,258
Marketable securities	$76	$100,258	$—	$100,334
Liabilities
Warrant Liabilities	$—	$—	$5,241	$5,241
There were no transfers of financial assets or liabilities into or out of Level 1, Level 2, or Level 3 for 2021 or 2020.
All of the Company’s derivative contracts are centrally cleared and therefore are cash-settled on a daily basis. This results in the derivative contracts having a fair value that approximates zero on a daily basis. Therefore, there are no derivative assets or liabilities included in the table above. Refer to Note 6 for further discussion.
The warrant liabilities consist of common stock warrants and Private Placement Warrants valued based on a Monte Carlo simulation that values the warrants using a probability weighted discounted cash flow model which are considered Level 3 as well as Public Warrants which are separately listed and traded under BHIL WS and are considered Level 1. Generally, increases or decreases in the fair value of the underlying common stock would result in a directionally similar impact in the fair value measurement of the associated Level 3 warrant liabilities.
The following table summarizes the change in the warrant liabilities categorized as Level 3 for the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Balance, beginning of period	$7,960	$5,241
Change in estimated fair value	(12,629)	(9,910)
Assumption of Private Placement Warrants upon Merger	34,045	34,045
Issuance of stock warrant	4,551	4,551
Conversion of warrants upon Merger	(4,576)	(4,576)
Ending balance, September 30, 2021	$29,351	$29,351

Benson Hill, Inc.
Notes to the Condensed Consolidated Financial Statements (continued)
(Unaudited)
(Dollar and Share Amounts in Thousands)

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Balance, beginning of period	$5,459	$—
Issuances	—	4,580
Change in fair value	(141)	738
Ending balance, September 30, 2020	$5,318	$5,318
Fair Value of Long-Term Debt
At September 30, 2021 and December 31, 2020, the fair value of the Company’s debt, including amounts classified as current, was $11,714 and $30,510, respectively. Fair values are based upon valuation models using market information, which fall into Level 3 in the fair value hierarchy.
5. Investments in Available-for-Sale Securities
The Company has invested in marketable debt securities, primarily investment grade corporate bonds and highly liquid U.S Treasury securities, which are held in the custody of a major financial institution. These securities are classified as available-for-sale and, accordingly, the unrealized gains and losses are recorded through other comprehensive income.

September 30, 2021
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S government and agency securities	$—	$—	$—	$—
Corporate notes and bonds	—	—	—	—
Total Investments	$—	$—	$—	$—

	December 31, 2020
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S government and agency securities	$75	$1	$—	$76
Corporate notes and bonds	100,235	242	(219)	100,258
Total Investments	$100,310	$243	$(219)	$100,334
The aggregate fair value of investments with unrealized losses that had been owned for less than a year was $0 and $25,923 at September 30, 2021 and December 31, 2020, respectively. The Company had no unrealized losses on investments owned for more than one year at September 30, 2021 and December 31, 2020, respectively.
The Company classifies available-for-sale investments as current based on the nature of the investments and their availability to provide cash for use in current operations, if needed.
6. Derivatives
Corporate Risk Management Activities
The Company uses exchange-traded futures to manage price risk of fluctuating Chicago Board of Trade (“CBOT”) prices related to forecasted purchases and sales of soybean and soybean related products in the normal course of business. These risk management activities are actively monitored for compliance with the Company’s risk management policies.
At September 30, 2021, the Company held financial futures related to a portion of its forecasted purchases of soybeans for an aggregate notional volume of 1,035 bushels of soybeans. 120 bushels of the aggregate notional volume will settle in 2021 with the remaining 915 settling in 2022.

Benson Hill, Inc.
Notes to the Condensed Consolidated Financial Statements (continued)
(Unaudited)
(Dollar and Share Amounts in Thousands)
Tabular Derivatives Disclosures
The Company has master netting agreements with its counterparties which allow for the settlement of contracts in an asset position with contracts in a liability position in the event of default or termination. Such netting arrangements reduce the Company’s credit exposure related to these counterparties. As all of the Company’s derivative contracts are centrally cleared and therefore are cash-settled on a daily basis the fair value approximates zero.
The Company’s derivative contracts at September 30, 2021 were as follows:

	Asset Derivative	Liability Derivative
Soybeans	$778	$—
Effect of daily cash settlement	(778)	—
Net derivatives as classified in the balance sheet	$—	$—
The Company had a current asset representing excess cash collateral posted to a margin account and open trade equity of $1,592 at September 30, 2021. These amounts are not included with the derivatives presented in the table above and are included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets.
Currently, the Company does not seek cash flow hedge accounting treatment for its derivative financial instruments and thus changes in fair value are reflected in current earnings.
The tables below show the amounts of pre-tax gains and losses related to the Company’s derivatives:

	Three Months Ended September 30, 2021
	(Loss) gain realized on derivatives	Unrealized gain (loss) on derivatives	Total (loss) gain recognized in income
Soybeans	$(1)	$1,261	$1,260
Oil	—	—	—
Total	$(1)	$1,261	$1,260

	Nine Months Ended September 30, 2021
	(Loss) gain realized on derivatives	Unrealized (loss) gain on derivatives	Total (loss) gain recognized in income
Soybeans	$(886)	$778	$(108)
Oil	856	—	856
Total	$(30)	$778	$748
The Company’s soybean positions are designed to hedge risk related to inventory purchases, therefore the gains and losses on soybean instruments are recorded in cost of sales in the accompanying condensed consolidated statements of operations. The Company’s oil positions are designed to hedge risk related to sales transactions therefore the gains and losses on oil instruments are recorded in revenues in the accompanying condensed consolidated statements of operations.
The Company classifies the cash effects of its derivatives within the “Cash Flows From Operating Activities” section of the condensed consolidated statements of cash flows.
The Company did not commence trading until January 2021, therefore there was no derivative activity or balances at December 31, 2020 or for the three and nine months ended September 30, 2020.

Benson Hill, Inc.
Notes to the Condensed Consolidated Financial Statements (continued)
(Unaudited)
(Dollar and Share Amounts in Thousands)
7. Inventories
Inventories consist of the following:

	September 30, 2021	December 31, 2020
Raw materials and supplies	$10,247	$2,263
Work-in-process	3,095	1,193
Crops under production	2,885	4,155
Finished goods	6,195	5,429
Total inventories	$22,422	$13,040
Work-in-process inventory consists of seed provided to contracted seed producers and growers with which we hold a purchase option for, or are required to purchase, the future harvested seeds or grain.
8. Property and Equipment
Components of property and equipment are as follows:

	September 30, 2021	December 31, 2020
Land	$5,157	$342
Furniture and fixtures	2,872	2,732
Machinery, field, and laboratory equipment	15,718	7,393
Computer equipment	1,806	1,288
Vehicles	2,612	1,288
Buildings and building improvements	29,216	25,259
Construction in progress	20,767	1,355
	78,148	39,657
Less accumulated depreciation	(13,196)	(8,033)
Property and equipment, net	$64,952	$31,624
9. Other Current Assets
Prepaid expenses and other current assets consist of the following:

	September 30, 2021	December 31, 2020
Prepaid expenses	$3,417	$1,636
Contract asset	323	450
Derivative margin asset	1,592	—
Tax receivable	2,226	55
Other	3,069	920
	$10,627	$3,061

Benson Hill, Inc.
Notes to the Condensed Consolidated Financial Statements (continued)
(Unaudited)
(Dollar and Share Amounts in Thousands)
10. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

	September 30, 2021	December 31, 2020
Payroll and employee benefits	$4,715	$2,951
Litigation	—	2,675
Professional services	2,425	1,812
Research and development	1,471	700
Inventory purchases	2,167	321
Interest	302	364
Merger transaction costs	4,231	—
Business acquisition purchase price	3,714	—
Other	3,856	3,492
	$22,881	$12,315
11. Debt

	September 30, 2021	December 31, 2020
DDB Term loan, due April 2024	$8,816	$9,916
DDB Equipment loan, due April 2024	2,100	2,625
Notes Payable, due May 2024	—	19,768
Notes payable, varying maturities through June 2026	335	356
DDB Revolver	—	—
Less: unamortized debt discount and debt issuance costs	(62)	(2,855)
	11,189	29,810
Less: DDB Revolver	—	—
Less: current maturities of long-term debt	(1,872)	(5,466)
Long-term debt	$9,317	$24,344
Term Loan, Equipment Loan and Revolver
In April 2019, our wholly owned subsidiary, DDB entered into a credit agreement comprised of a $14,000 aggregate principal amount of floating rate, five-year term loan (“DDB Term Loan”), a $3,500 floating rate, five-year loan to be used for facility expansion (“DDB Equipment Loan”), and a $6,000 floating rate revolving credit facility (“DDB Revolver”), which is renewed annually (together the “Credit Agreement”).
The Credit Agreement is secured by substantially all the real and personal property of DDB and is guaranteed, in part, by Benson Hill, the parent company, to a maximum of $7,000. The DDB Term Loan is payable in equal quarterly installments of $416 plus interest with the remaining balance of $5,972 due in April 2024. The DDB Equipment Loan is payable in equal quarterly installments of $175 plus interest through April 2024.
The interest rate on the DDB Term Loan and DDB Equipment Loan is equal to LIBOR plus 4.0%, or 4.09% at September 30, 2021. The interest rate on the DDB Revolver is equal to LIBOR plus 3.5%, or 3.59% at September 30, 2021.
Under the Credit Agreement, DDB and the Company must comply with certain financial covenants based on DDB’s operations, including a minimum working capital covenant, a minimum net worth covenant, a funded debt to EBITDA ratio covenant, and a fixed charge coverage ratio covenant.

Benson Hill, Inc.
Notes to the Condensed Consolidated Financial Statements (continued)
(Unaudited)
(Dollar and Share Amounts in Thousands)
Benson Hill as guarantor must also comply with a minimum cash covenant. The Credit Agreement also contains various restrictions on our activities, including restrictions on indebtedness, liens, investments, distributions, acquisitions and dispositions, control changes, transactions with affiliates, establishment of bank and brokerage accounts, sale-leaseback transactions, margin stocks, hazardous substances, hedging, and management agreements. During the first quarter of 2021 and the first and second quarters of 2020, we were in violation of certain financial covenants under the Credit Agreement, which were subsequently waived by the lender.
In the second quarter of 2020, the Revolver maturity date was extended to July 2021 and the Credit Agreement was amended to incorporate updated prospective financial covenants with respect to minimum working capital, minimum net worth, funded debt to EBITDA ratio, and fixed charge coverage ratio. In the first quarter of 2021, the Credit Agreement was further amended to clarify the definitions of net worth and EBITDA as used in the calculation of certain financial covenants.
In the second quarter of 2021, the Credit Agreement was further amended to adjust the non-financial covenants. In the third quarter of 2021, the Revolver maturity date was extended to November 2021. While the Company is currently in compliance with the amended covenants, there is a risk that the Company will not maintain compliance with the covenants, as discussed further in Note 1.
Notes Payable
In January 2020, the Company entered into a financing agreement with an investment firm which included a commitment by the lender to make term loans available to the Company in an amount of up to $35,000 with $20,000 available immediately and a second tranche of $15,000 available after the achievement of certain financial conditions including the issuance of additional equity by the Company (together the “Loan and Security Agreement”).
The Company executed term notes with the lender in February 2020 in the aggregate amount of $20,000 with a term of 51 months payable in interest only, at 12.5% interest in the amount of $208 for the first 15 months and principal and interest payments in the amount of $661 for the remaining 36 months with any remaining amount outstanding due May 2024. The term notes are secured by substantially all of the Company’s assets. Availability of $15,000 under the second tranche expired on December 2020 unused.
In September 2021, the Company entered into an additional financing agreement with the same investment firm which included a commitment by the lender to make term loans available to the Company in an amount of up to $40,000 (together the “New Loan and Security Agreement”).
In accordance with the New Loan and Security Agreement, the Company executed a term note with the lender in September 2021 in the amount of $20,000 with a term of 36 months payable in interest only, at 12.5% interest in the amount of $208 for the first 12 months and principal and interest payments in the amount of $935 for the remaining 24 months with any remaining amount outstanding due September 2024. The term note is secured by substantially all of the Company’s assets.
Under the terms of the Loan and Security Agreement and New Loan and Security Agreement, we must comply with certain affirmative and negative covenants. These covenants are primarily restrictions on our activities, including restrictions on indebtedness, liens, distributions, and significant business changes. We were in compliance with these covenants throughout the terms of these agreements.
In September 2021, the Company repaid the remaining outstanding balance on the $40,000 in notes payable with the proceeds received from the Merger, terminating the Loan and Security Agreement and the New Loan and Security Agreement. Upon repayment of these notes payable, the Company incurred a loss on extinguishment of debt of $11,742 which is composed of $5,544 in prepayment penalties and $6,198 in the write-off of unamortized debt discounts and debt issuance costs.
Paycheck Protection Program Loans
In April 2020, the Company received loan proceeds in the amount of approximately $5,102 under the Paycheck Protection Program. The program, established as part of the Coronavirus Aid, Relief and Economic Security Act, provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business.
The Company subsequently repaid the loans in full in October 2020, including $25 of accrued interest.

Benson Hill, Inc.
Notes to the Condensed Consolidated Financial Statements (continued)
(Unaudited)
(Dollar and Share Amounts in Thousands)
12. Warrant Liabilities

Notes Payable Warrants
In February 2020 and in connection with the issuance of Notes Payable with an original principal amount of $20,000 along with a commitment to extend an additional $15,000 upon the achievement of certain financial conditions (see Note 11 — Debt), the Company issued 1,077 warrants to purchase Series C-1 preferred shares or any subsequent preferred share round of Benson Hill Preferred Stock. The preferred stock warrant remained outstanding at the close of the Merger and, therefore, converted into a New Benson Hill Warrant without any action on the part of the Company or the warrant holder. Each warrant was converted based on the Exchange Ratio of 1.0754 resulting in 1,158 warrants to purchase New Benson Hill Common Stock outstanding at September 30, 2021 at an adjusted stock purchase price of $3.43. The fair value of the warrants attributable to the funds loaned to the Company, estimated at $3,332 at issuance, were recorded as a debt discount, which is amortized over the life of the term notes using the effective interest method and recorded as interest expense. The fair value of the warrants attributable to the commitment to fund the second tranche, estimated at $1,248 at issuance, were recorded as a current asset and amortized through the date of commitment expiration (December 2020) using the straight-line method and recorded as interest expense.
The warrants are exercisable at the warrant holder’s discretion at any time before the expiration date of December 2035. If the New Benson Hill Warrant is held to expiration or if a change of control occurs, the warrants shall automatically exercise at no cost to the holder. Should the Company consummate a bridge financing prior to a change of control, the holders of the warrants may surrender their warrants to the Company and receive in exchange all of the same consideration, securities, instruments and rights as if the holder participated in the bridge financing with a loan in an amount equal to the shares issuable upon exercise of the warrants multiplied by the stock purchase price.
In September 2021 and in connection with the issuance of Notes Payable with an original principal amount of $20,000 and a commitment to extend an additional $20,000 (see Note 11 — Debt), the Company issued warrants to purchase common stock, Series D preferred shares, or any subsequent preferred share round of Benson Hill. The fair value of the warrants attributable to the funds loaned to the Company, estimated at $3,523 at issuance, were recorded as a debt discount, which is amortized over the life of the term notes using the effective interest method and recorded as interest expense. The fair value of the warrants attributable to the remaining commitment, estimated at $1,028 issuance, were recorded as a current asset and amortized through the date of commitment expiration using the straight-line method and recorded as interest expense. The option to draw down on the remaining commitment of $20,000 was terminated upon extinguishment of the note as outlined above.
The warrants are exercisable in the following scenarios and at the following purchase prices: (1) at the warrant holder’s discretion at any time before the expiration date (September 2036) at $10.00 if the holder chooses to exercise for common stock and $4.1416 if the holder chooses to exercise for Series D preferred stock, or (2) automatically exchanged without need for notice to the Company upon the earlier to occur of (i) the expiration date or (ii) a Liquidity Event at no cost to the holder.
Immediately prior to the closing of the Merger with STPC on September 29, 2021, which qualified as a Liquidity Event, the warrant was automatically exchanged for 325 shares of Legacy Benson Hill Common Stock at no cost to the holder and a stock purchase warrant for 225 shares of the Company’s common stock was issued to the holder at an exercise price of $10.00. The Legacy Benson Hill Common Stock issued was converted at the Exchange Ratio resulting in 350 shares of New Benson Hill Common Stock and the stock purchase warrant was converted at the Exchange Ratio resulting in 242 warrants to purchase New Benson Hill Common Stock at an adjusted stock purchase price of $9.30. The stock purchase warrant was determined to be equity classified in accordance with U.S. GAAP and was outstanding at September 30, 2021.
In September 2021 and in connection with the full repayment of the notes payable associated with these warrants (see Note 11 — Debt), the Company expensed the remaining unamortized debt discounts, commitment assets and debt issuance costs associated with these warrants.
Public and Private Placement Warrants
On January  8, 2021, Star Peak Corp II consummated its IPO of 40,250 units. Each unit consists of one share of Class A common stock and one-fourth of one Public Warrant for a total of 10,063 Public Warrants. Simultaneously with the closing of STPC’s IPO, STPC consummated the private placement of 6,553 Private Placement Warrants. Upon the completion of the Merger, the Company assumed each of these warrants, which remain outstanding in whole at September 30, 2021.

Benson Hill, Inc.
Notes to the Condensed Consolidated Financial Statements (continued)
(Unaudited)
(Dollar and Share Amounts in Thousands)
Public Warrants may only be exercised for a whole number of shares of common stock. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants are publicly traded under the ticker BHIL WS. The Public Warrants have an exercise price of $11.50 per share, subject to adjustments, and will expire five years after the completion of a Business Combination (September 2026) or earlier upon redemption or liquidation. The Public Warrants will become exercisable on January 8, 2022. The Private Placement Warrants are identical to the Public Warrants, except the Private Placement Warrants will be non-redeemable so long as they are held by Star Peak Sponsor II LLC (“the Sponsor”) or its permitted transferees. If the Private Placement Warrants are held by someone other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.
Redemption of Public Warrants and Private Placement Warrants when the price per share of common stock equals or exceeds $18.00:
Once the Public Warrants and Private Placement Warrants become exercisable, the Company may redeem the outstanding warrants (except as described herein with respect to the Private Placement Warrants): in whole and not in part; at a price of $0.01 per warrant; upon a minimum of 30 days’ prior written notice of redemption; and if, and only if, the last reported sale price (the “closing price”) of common stock equals or exceeds $18.00 per share (as adjusted) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.
The Company will not redeem the warrants as described above unless a current prospectus relating to those shares of common stock is available throughout the 30-day redemption period. Any such exercise would not be on a “cashless” basis and would require the exercising holder to pay the exercise price for each warrant being exercised.
Redemption of Public Warrants and Private Placement Warrants when the price per share of common stock equals or exceeds $10.00:
Commencing 90 days after the warrants become exercisable, the Company may redeem the outstanding warrants: in whole and not in part; at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption, provided that holders will be able to exercise their warrants, but only on a cashless basis, prior to redemption and receive that number of shares determined by reference to an agreed table based on the redemption date and the “fair market value” of common stock; if, and only if, the closing price of the common stock equals or exceeds $10.00 per Public Share (as adjusted) for any 20 trading days within the 30-trading day period ending three trading days before the Company sends the notice of redemption to the warrant holders; and if the closing price of the common stock for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders is less than $18.00 per share (as adjusted), the Private Placement Warrants must also be concurrently called for redemption on the same terms as the outstanding Public Warrants, as described above.
The “fair market value” of common stock for the above purpose shall mean the volume weighted average price of common stock during the 10 trading days ending on the third trading day immediately following the date on which the notice of redemption is sent to the holders of warrants. In no event will the warrants be exercisable in connection with this redemption feature for more than 0.361 shares of common stock per warrant (subject to adjustment).
13. Income Taxes
The Company’s effective tax rate was (1)% and 0% for the three and nine month periods ended September 30, 2021, respectively. The Company’s effective tax rate was 0% for three and nine months ended September 30, 2020. The 2021 and 2020 effective tax rates differed from the statutory rate of 21% primarily due to the fact that the Company recorded no income tax benefit on the Company’s pretax losses as the Company recorded a full valuation allowance globally.
14. Comprehensive Income
The Company’s other comprehensive income (“OCI”) consists of foreign currency translation adjustments from its Brazil subsidiary, which does not use the U.S. dollar as its functional currency, and unrealized gains and losses on marketable debt securities classified as available for sale.

Benson Hill, Inc.
Notes to the Condensed Consolidated Financial Statements (continued)
(Unaudited)
(Dollar and Share Amounts in Thousands)
The following table shows changes in accumulated other comprehensive income (“AOCI”) by component for the three and nine months ended September 30, 2021 and 2020:

	Cumulative Foreign Currency Translation	Unrealized Gains/(Losses) on Marketable Securities	Total
Balance at June 30, 2021	$(381)	$(21)	$(402)
Other comprehensive income (loss) before reclassifications	31	(121)	(90)
Amounts reclassified from AOCI	—	144	144
Other comprehensive income	31	23	54
Balance at September 30, 2021	$(350)	$2	$(348)

Balance at December 31, 2020	$(380)	$55	$(325)
Other comprehensive income before reclassifications	30	150	180
Amounts reclassified from AOCI	—	(203)	(203)
Other comprehensive income (loss)	30	(53)	(23)
Balance at September 30, 2021	$(350)	$2	$(348)

Balance at June 30, 2020	$(397)	$2	$(395)
Other comprehensive loss before reclassifications	(211)	(116)	(327)
Amounts reclassified from AOCI	—	(8)	(8)
Other comprehensive loss	(211)	(124)	(335)
Balance at September 30, 2020	$(608)	$(122)	$(730)

Balance at December 31, 2019	$(154)	$(59)	$(213)
Other comprehensive loss before reclassifications	(454)	(225)	(679)
Amounts reclassified from AOCI	—	162	162
Other comprehensive loss	(454)	(63)	(517)
Balance at September 30, 2020	$(608)	$(122)	$(730)
Amounts reclassified from AOCI were reported within “Other (income) expense, net” on the condensed consolidated statement of operations. The Company’s accounting policy is to release the income tax effects (if applicable) from AOCI when the individual units of account are sold.
15. Loss Per Common Share
The Company computes basic net income (loss) per share using the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted average number of common shares and the effect of potentially dilutive securities outstanding during the period. Potentially dilutive securities may consist of stock warrants, stock options and restricted stock units. The dilutive effect of outstanding stock warrants, stock options and restricted stock units are reflected in diluted earnings per share by application of the treasury stock method. The weighted average share impact of stock warrants, stock options, and restricted stock units that were excluded from the calculation of diluted shares outstanding due to the Company incurring a net loss for the three and nine month periods ending September 30, 2021 and 2020 were as follows:

Benson Hill, Inc.
Notes to the Condensed Consolidated Financial Statements (continued)
(Unaudited)
(Dollar and Share Amounts in Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
Anti-dilutive common share equivalents:	2021	2020	2021	2020
Stock warrants	709	—	442	—
Stock options	8,803	2,449	7,013	2,106
Restricted stock units	2	—	1	—
Total anti-dilutive common share equivalents	9,514	2,449	7,456	2,106
The following table provides the basis for basic and diluted EPS by outlining the numerators and denominators of the computations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net loss	$(34,274)	$(16,941)	$(84,040)	$(41,769)
Denominator:
Weighted average common shares outstanding, basic and diluted	118,709	90,752	117,714	81,940
Net loss per common share, basic and diluted	$(0.29)	$(0.19)	$(0.71)	$(0.51)
16. Share-Based Compensation
Equity Incentive Plan
On September 29, 2021, stockholders approved the 2021 Omnibus Incentive Plan, (the “Plan”), replacing the 2012 Equity Incentive Plan, (the “2012 Plan”), pursuant to which the Company’s Board of Directors (the “Board”) may grant stock awards, including stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards, to officers, employees, and directors. The Plan allows for non-employee director grants, which are accounted for in the same manner as employee awards. There are 1,851 registered shares of common stock reserved for issuance under the Plan. During the three and nine month periods ending September 30, 2021, 82 stock awards were issued under the Plan.
Under the 2012 Plan, the Company granted stock options which typically vest over two years for board members and four years for all other grants with a contractual life of ten years. The exercise price of incentive stock options issued under the 2012 Plan were set at the fair market value of such shares on the date of grant.
The grant date fair value for the Company’s stock options granted under the 2012 Plan in the nine months ended September 30, 2021 and 2020, respectively, were based on the following assumptions used within the Black-Scholes option pricing model:

	2021	2020
Expected dividend yield	0%	0%
Expected volatility	63%	59%
Risk-free interest rate	0.7%	0.9%
Expected term in years	6.1 years	6.2 years
Weighted average grant date fair value	$1.49	$0.81
At September 30, 2021 and 2020 the Company had 8,980 and 4,657 non-vested options under the 2012 Plan, respectively.

Benson Hill, Inc.
Notes to the Condensed Consolidated Financial Statements (continued)
(Unaudited)
(Dollar and Share Amounts in Thousands)
There are 10,317 registered shares of common stock reserved for issuance upon exercise or settlement, as applicable, of awards made under the 2012 Plan. While no further awards may be granted under the 2012 Plan, the plan continues to govern all outstanding awards previously issued under it.
The Company recognized $1,413 and $2,769 of compensation expense related to stock option grants during the three and nine months ended September 30, 2021, respectively. The Company recognized $247 and $751 of compensation expense related to stock option grants during the three and nine months ended September 30, 2020, respectively.
17. Commitments and Contingencies
Litigation
The Company accrues for cost related to contingencies when a loss is probable, and the amount is reasonably determinable. Disclosure of contingencies is included in the consolidated financial statements when it is at least reasonably possible that a material loss or an additional material loss in excess of amounts already accrued may be incurred.
The Company was the defendant in a lawsuit filed by J&J Produce Holdings, Inc. (“J&J”) related to the acquisition of the Company’s wholly owned subsidiary J&J in May 2019, whereby the plaintiff sought deferred purchase price payments in Chancery court in Delaware. This matter was settled in the first quarter of 2021.
Our subsidiary Benson Hill Seeds, Inc. was the defendant involved in two disputes related to the acquisition of Schillinger Genetics, Inc. The first dispute related to the termination of John Schillinger and alleged breach of obligations under the employment agreement with Mr. Schillinger. The second dispute involved the release of escrow funds related to the acquisition. Both disputes were settled in the second quarter of 2021.
For all litigation matters noted above and other individually immaterial matters, the Company accrued $0 and $2,675 at September 30, 2021 and December 31, 2020, respectively, representing the final estimated settlement amounts some of which were paid out in the current year.
Other Commitments
At September 30, 2021, the Company has committed to purchase from seed producers and growers at dates throughout 2021 and 2022 at fixed prices aggregating to $42.1 million based on commodity futures or market prices, other payments to growers, and estimated yields per acre. In addition to the obligations for which the price is fixed or determinable, the Company has committed to purchase from seed producers and growers 2.1 million bushels throughout 2021 and 2022 for which the pricing is currently variable. These amounts are not recorded in the condensed consolidated financial statements because the Company has not taken delivery of the grain or seed as of September 30, 2021 and due to the fact that the grain or seed are subject to specified quality standards prior to delivery.
18. Segment Information
The Company’s reportable business segments reflect the manner in which its chief operating decision maker (“CODM”) allocates resources and assesses performance, which is at the operating segment level. The Fresh reportable segment is a grower, packer and distributor of year-round fresh produce located in the southeastern United States. The Ingredients reportable segment delivers more nutritious food ingredients derived from soybean seeds, meal and oil and processed yellow peas. Financial results associated with licensing arrangements that are not allocated to the Fresh or Ingredients reportable segment and costs associated with centralized operations are reported as Unallocated and other. Centralized operations represent corporate and headquarter-related expenses, which include legal, finance, human resources, and other research and development and administrative expenses that are not allocated to the Fresh or Ingredients reportable segments.

Our CODM reviews segment performance and allocates resources based upon segment revenue and Adjusted EBITDA. The Company defines Adjusted EBITDA as earnings from continuing operations excluding income taxes, interest, depreciation, amortization, stock-based compensation, and the impact of significant non-recurring items. Adjusted EBITDA is a non-GAAP financial measure of performance. A reconciliation of the Company’s consolidated loss from continuing operations to Adjusted EBITDA is presented below.

Benson Hill, Inc.
Notes to the Condensed Consolidated Financial Statements (continued)
(Unaudited)
(Dollar and Share Amounts in Thousands)
All segment revenue is earned in the United States and there are no intersegment revenues. Operating segment results for the three and nine month periods ended September 30, 2021 and 2020 are presented below.
For the three months ended September 30, 2021 we recognized $31,945 of revenue as of a point in time and $55 over time. For the nine months ended September 30, 2021 we recognized $103,348 of revenue as of a point in time and $146 over time. For the three months ended September 30, 2020 we recognized $28,154 of revenue as of a point in time and $48 over time. For the nine months ended September 30, 2020 we recognized $90,601 of revenue as of a point in time and $215 over time. All revenue recognized over time is included in unallocated and other.

	Revenue	Adjusted EBITDA
Three Months Ended September 30, 2021
Fresh	$8,812	$(2,402)
Ingredients	23,129	(5,292)
Unallocated and other	59	(12,450)
Total segment results	$32,000	$(20,144)
Adjustments to reconcile consolidated loss from operations to adjusted EBITDA:

Consolidated loss from operations	$(38,125)
Depreciation and amortization	3,030
Stock-based compensation	1,413
Other nonrecurring costs, including acquisition costs	741
Merger transaction costs	11,693
Non-recurring public company readiness costs	1,104
Total Adjusted EBITDA	$(20,144)

	Revenue	Adjusted EBITDA
Three Months Ended September 30, 2020
Fresh	$10,900	$(1,533)
Ingredients	17,254	(2,159)
Unallocated and other	48	(8,295)
Total segment results	$28,202	$(11,987)
Adjustments to reconcile consolidated loss from operations to adjusted EBITDA:

Consolidated loss from operations	$(14,621)
Depreciation and amortization	2,317
Stock-based compensation	247
Other nonrecurring costs, including acquisition costs	70
Total Adjusted EBITDA	$(11,987)

Benson Hill, Inc.
Notes to the Condensed Consolidated Financial Statements (continued)
(Unaudited)
(Dollar and Share Amounts in Thousands)

	Revenue	Adjusted EBITDA
Nine Months Ended September 30, 2021
Fresh	$43,282	$(2,574)
Ingredients	60,048	(18,489)
Unallocated and other	164	(29,702)
Total segment results	$103,494	$(50,765)
Adjustments to reconcile consolidated loss from operations to adjusted EBITDA:

Consolidated loss from operations	$(83,025)
Depreciation and amortization	8,460
Stock-based compensation	2,769
Other nonrecurring costs, including acquisition costs	1,268
South America seed production costs	2,805
Merger transaction costs	11,693
Non-recurring public company readiness costs	5,265
Total Adjusted EBITDA	$(50,765)

	Revenue	Adjusted EBITDA
Nine Months Ended September 30, 2020
Fresh	$42,845	$940
Ingredients	46,808	(6,784)
Unallocated and other	1,163	(23,891)
Total segment results	$90,816	$(29,735)
Adjustments to reconcile consolidated loss from operations to adjusted EBITDA:

Consolidated loss from operations	$(35,961)
Depreciation and amortization	5,346
Stock-based compensation	751
Other nonrecurring costs, including acquisition costs	129
Total Adjusted EBITDA	$(29,735)
As the CODM does not evaluate the operating segments nor make decisions regarding the operating segments based on total assets, we have excluded this disclosure.
19. Subsequent Events
In October 2021, the lease of the Company’s newly constructed Crop Accelerator, a 47,000 square-feet stand-alone facility located in St. Louis, Missouri that includes controlled environment research space and related equipment, commenced. The Crop Accelerator lease has a 20 year term and includes $88 million of legally binding minimum lease payments.
In October 2021, the Company amended its St. Louis, Missouri headquarters lease which will result in 38,319 of additional square feet, the majority of which will be used to expand the Company’s research and development footprint. 8,526 square feet of the space will be leased beginning January 2022 with the remaining 29,793 square feet leased beginning January 2023.

Benson Hill, Inc.
Notes to the Condensed Consolidated Financial Statements (continued)
(Unaudited)
(Dollar and Share Amounts in Thousands)
In October 2021, the Company’s Compensation Committee approved one-time equity awards of 2,201 restricted stock units to certain executive officers of the Company, under the Company’s 2021 Omnibus Incentive Plan, which will be issued following the Company’s filing of the Form S-8 registration statement in December 2021. The one-time equity awards are subject to the executive officer’s continued employment or service through the third anniversary of the Closing and certain performance-based vesting conditions generally based on the achievement of various 30-day volume-weighted average price per share of the Company’s common stock hurdles. Additionally, the Company’s Compensation Committee granted, under the Company’s 2021 Omnibus Incentive Plan, 1,750 restricted stock units (the “Earn Out Awards) to New Benson Hill option holders. The Earn Out Awards are subject to the recipients continued service and the achievement of certain performance-based vesting conditions prior to the third anniversary of the Closing Date. 50% of the Earn Out Awards granted will vest upon the closing price of New Benson Hill’s Common Stock being greater than or equal to $14.00 over any twenty trading days within any thirty consecutive trading day period (or upon a sale of the Company in which the price per share or implied price per share exceeds $14.00) and the remaining 50% will vest upon the closing price of New Benson Hill’s Common Stock being greater than or equal to $16.00 over any twenty trading days within any thirty consecutive trading day period (or upon a sale of the Company in which the price per share or implied price per share exceeds $16.00). Any portion of the Earn Out Awards that have not vested as of the third anniversary of the Closing Date will be forfeited.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Unless otherwise indicated or the context otherwise requires, references in this section to “we,” “us,” “our” and other similar terms refer to Legacy Benson Hill and its consolidated subsidiaries prior to the merger and to New Benson Hill and its consolidated subsidiaries after giving effect to the merger.
Cautionary Note Regarding Forward-Looking Statements
Some of the statements contained in this report and documents incorporated by reference herein are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements.
Generally, statements that are not historical facts, including statements concerning possible or assumed future actions, business strategies, events or results of operations, are forward-looking statements. These statements may be preceded by, followed by or include the words “believes,” “estimates,” “expects,” “intends,” “projects,” “forecasts,” “may,” “will,” “should,” “could,” “would,” “seeks,” “plans,” “scheduled,” “anticipates,” “intends,” or similar expressions. Forward-looking statements contained in this report include, but are not limited to, statements about our ability to:
•realize the benefits of our recently consummated merger with Star Peak Corp II;
•access, collect and use personal data about consumers;
•execute our business strategy, including monetization of services provided and expansions in and into existing and new lines of business;
•anticipate the impact of the COVID-19 pandemic and its effect on our business and financial conditions;
•manage risks associated with operational changes in response to the COVID-19 pandemic;
•anticipate the uncertainties inherent in the development of new business lines and business strategies;
•retain and hire necessary employees;
•increase brand awareness;
•attract, train and retain effective officers, key employees or directors;
•upgrade and maintain information technology systems;
•acquire and protect intellectual property;
•meet future liquidity requirements and comply with restrictive covenants related to long-term indebtedness;
•effectively respond to general economic and business conditions;
•maintain our listing on the NYSE;
•obtain additional capital, including use of the debt market;
•enhance future operating and financial results;
•anticipate rapid technological changes;
•comply with laws and regulations applicable to our business, including laws and regulations related to data privacy and insurance operations;
•stay abreast of modified or new laws and regulations applying to our business;
•anticipate the impact of, and respond to, applicable new accounting standards;
•respond to fluctuations in commodity prices and foreign currency exchange rates and political unrest and regulatory changes in international markets from various events;
•anticipate the rise in interest rates that would increase the cost of capital;
•anticipate the significance and timing of contractual obligations;
•maintain key strategic relationships with partners and distributors;
•respond to uncertainties associated with product and service development and market acceptance;
•manage to finance operations on an economically viable basis;
•anticipate the impact of new U.S. federal income tax laws, including the impact on deferred tax assets;
•successfully defend litigation; and
•successfully deploy the proceeds from the merger.
Forward-looking statements represent our estimates and assumptions only as of the date of this report. You should understand that the following important factors, in addition to those discussed under the heading “Risk Factors” and elsewhere in this report, could affect our future results, and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements in this report:
•litigation, complaints, product liability claims and/or adverse publicity;
•the impact of changes in consumer spending patterns, consumer preferences, local, regional and national economic conditions, crime, weather, demographic trends and employee availability;
•privacy and data protection laws, privacy or data breaches, or the loss of data; and
•the impact of the COVID-19 pandemic and its effect on our business, financial condition and results of operations.

These and other factors that could cause actual results to differ from those implied by the forward-looking statements in this report are more fully described under the heading “Risk Factors” and elsewhere in this report. The risks described under the heading “Risk Factors” are not exhaustive. Other sections of this report describe additional factors that could adversely affect our business, financial condition or results of operations. New risk factors emerge from time to time and it is not possible to predict all such risk factors, nor can we assess the impact of all such risk factors on our business, or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Except as otherwise required by law, we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained in this report to reflect any change in our expectations or any change in events, conditions or circumstances on which any of our forward-looking statements are based. We qualify all of our forward-looking statements by these cautionary statements.
Overview
We are an agri-food innovator that combines data science and machine learning with biology and genetics to unlock nature’s genetic diversity in the development of more nutritious, sustainable, affordable, great-tasting food and ingredients. We are headquartered in St. Louis, Missouri, where the majority of our research and development activities are managed. We also supply fresh produce through packing, distribution, and growing locations in the southeastern states of the United States, and process dry peas in North Dakota, which we sell throughout North America.
Our purpose is to catalyze and broadly empower innovation from plant to plate so great tasting, more nutritious, affordable, and sustainable food choices are available to everyone. We combine cutting-edge technology with an innovative business approach to bring product innovations to customers and consumers. Our CropOS® technology platform uniquely combines data science, plant science, and food science to create innovative food, ingredients, and feed products — starting with a better seed.
Our business is comprised of two reportable segments — our Ingredients Segment and our Fresh Segment. Our Ingredients Segment is currently focused on enhancing soybean and yellow pea products, including soy-based vegetable oils, animal feed, and ultra high protein (“UHP”) soybeans that have the potential to eliminate costly water and energy intensive processing associated with producing products for the food and feed markets, alleviating supply constraints to help bring plant-based proteins to scale. Our Fresh Segment is being built to serve the growing consumer interest in the convergence between food and health. Today this segment includes our wholly owned subsidiary, J&J Produce, Inc., where we sell fresh produce products to major retail and food service customers. We have initiated the establishment of research and development operations where we intend to use our CropOS® innovation engine platform to unlock flavor, nutrition, and sustainability benefits in fresh produce over the long-term.
COVID-19
As a result of the COVID-19 pandemic, governmental authorities have implemented numerous and rapidly evolving measures to try to contain the virus, such as travel bans and restrictions, limits on gatherings, quarantines, shelter-in-place orders, and business shutdowns. In response to the COVID-19 pandemic and in accordance with governmental orders, we have also modified our business practices and implemented proactive measures to protect the health and safety of employees, including limiting employee travel, requiring, at times, remote work arrangements for non-laboratory employees, implementing social distancing, and enhanced sanitary measures in our headquarters, and cancelling attendance at events and conferences. Many of the suppliers, vendors, and service providers on whom we rely on have made similar modifications. To date, with the exception of us modifying our physical business practices, including lower travel, and delays in the receipt of certain laboratory supplies and the performance of related services, we have not experienced a material impact on business operations from the effects of COVID-19. There is no certainty measures implemented by government authorities will be sufficient to mitigate the risks posed by, or the impacts and disruptions of, the COVID-19 pandemic.
Merger with Star Peak Corp II
On September 29, 2021 (the “Closing Date”), Star Peak Corp II (“STPC”), a special purpose acquisition company, consummated the previously announced merger (the “Closing”) pursuant to that certain Agreement and Plan of Merger, dated May 8, 2021 (the “Merger Agreement”), by and among STPC, STPC Merger Sub Corp., a Delaware corporation and wholly-owned subsidiary of STPC (“Merger Sub”), and Benson Hill, Inc., a Delaware corporation (“Legacy Benson Hill”). Pursuant to the terms of the Merger Agreement, a business combination between STPC and Legacy Benson Hill was effected through the merger of Merger Sub with and into Legacy Benson Hill, with Legacy Benson Hill surviving the transaction as a wholly-owned subsidiary of STPC (the “Merger”). On the Closing Date, STPC changed its name to Benson Hill, Inc. and Legacy Benson Hill changed its name to Benson Hill Holdings, Inc.

As a consequence of the Merger, we became the successor to a company registered with the Securities and Exchange Commission (the “SEC”) and listed on the New York Stock Exchange (the “NYSE”). Accordingly, we were and are required to hire additional personnel and implement procedures and processes to address public company regulatory requirements and customary practices. We expect to incur additional annual expenses as a public company for, among other things, directors’ and officers’ liability insurance, director fees, additional internal and external accounting fees, including audit fees and costs associated with readiness to comply with provisions of the Sarbanes-Oxley Act, legal and administrative resources, including increased external legal fees. We are classified as an “emerging growth company,” as defined in Section 2(a)(19) of the Securities Act of 1933, as amended (the “Securities Act”) as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As a result, we are provided certain disclosure and regulatory relief, provided by the SEC, as an “emerging growth company.”
Our future results of consolidated operations and financial position may not be comparable to historical results as a result of the Merger.
Key Components of Statement of Operations
Revenue
We generate revenue from product sales, licensing fees associated with our proprietary technology platform and/or our intellectual property, and commissions earned on product sales.
Product sales consist primarily of sales of harvested produce, both farmed by us and purchased from growers in non-exclusive arrangements, sales of seed, and sales of processed yellow pea, soybean grain, soybean oil and soybean meal.
In addition to selling our owned farmed produce, we enter into consignment arrangements with produce growers of certain perishable products. In these arrangements, we act as an agent, earn a commission on the sale and report the revenue and cost of the product on a net basis.
Licensing fees consist of revenues earned by us in exchange for providing access to our proprietary cloud-based software platform, CropOS®, or through a right to use our proprietary intellectual property and/or patents for a specific period of time.
See Note 2 — Summary of Significant Accounting Policies in the notes to our audited consolidated financial statements in the S-4A filed with the SEC on August 30, 2021 for additional information on our revenue recognition.
Cost of Sales
Our cost of sales includes all costs incurred to purchase, process and provide the product or services to our customers. For harvested produce farmed by us, this includes the direct cost of land preparation, seed, planting, growing, maintenance, packaging and distribution of product sales. For produce we purchase from growers in non-exclusive arrangements and, hence, do not farm, this cost includes the acquisition, warehousing, packaging and distribution of the purchased inventory.
The cost of sales on processed yellow pea, soybean grain, soybean oil and soybean meal includes the crush, refining and transportation costs necessary to prepare the product for sale.
Research and Development
Research and Development expenses consist of the costs of performing activities to discover and develop products and to advance our intellectual property. These costs consist primarily of employee-related expenses for personnel who research and develop our products, fees for contractors who support product development and breeding activities, expenses for trait validation, greenhouse and field trial expenses, purchasing material and supplies for our laboratories, licensing, information technology expenses, and other costs associated with operating our own laboratories.
Selling, General and Administrative Expenses
Selling, general and administrative expenses (“SG&A”) consist of employee-related expenses for selling our products, and costs related to business development to commercialize our product offerings along with our executive, legal, intellectual property, finance and human resources functions. SG&A expenses also include facility and information technology expenses not otherwise allocated to research and development or cost of sales, professional fees for auditing, tax and legal services, expenses associated with maintaining patents, and consulting costs.

Total Other Interest (Income) Expense, Net
Total other expense (income), net consists primarily of interest expense per the terms of our various financing obligations, amortization of debt discount and commitment fees, remeasurements of our warrant liability and interest related to finance leases as reduced by interest earned on cash and marketable securities.
Results of Operations
Comparison of the Three Months Ended September 30, 2021 and 2020
The following table shows the amounts from our condensed consolidated statements of operations for the periods presented:

	Three Months Ended September 30,
(in thousands)	2021	2020
Revenues	$32,000	$28,202
Cost of sales	31,591	26,895
Gross profit	409	1,307
Operating expenses:
Research and development	10,458	6,758
Selling, general and administrative expenses	28,076	9,170
Total operating expenses	38,534	15,928
Loss from operations	(38,125)	(14,621)
Other (income) expense:
Interest expense, net	1,498	2,580
Loss on extinguishment of debt	11,742	—
Change in fair value of warrants	(15,244)	(141)
Other (income) expense, net	(2,065)	(119)
Total other (income) expense, net	(4,069)	2,320
Net loss before income tax	(34,056)	(16,941)
Income tax expense	218	—
Net loss	$(34,274)	$(16,941)
Revenues
Revenues for the three months ended September 30, 2021 were $32.0 million, an increase of $3.8 million or 13%, as compared to the same period in 2020. In October 2020, we sold our barley operations, which contributed revenues of $4.4 million in the third quarter of 2020. Excluding the contribution from the barley operations, revenues for the three months ended September 30, 2021 increased $8.2 million or 35%. The increase was primarily driven by higher average selling prices on yellow peas and higher sales volumes of our proprietary high protein soybeans, soybean oil and soybean meal, of which commercialization efforts were initiated in the fourth quarter of 2020. Partially offsetting these increases were lower sales volumes of fresh produce and retail seed sales and lower average selling prices in fresh produce. Lower retail seed sales were driven by our repositioning of our seed operations to predominately support our closed loop soy operation. Lower average selling prices of fresh produce were driven by higher regional and ex-US farm yields within the industry resulting in a higher supply versus demand.
Cost of Sales and Gross Profit
Cost of sales and gross profit for the three months ended September 30, 2021 of $31.6 million and $0.4 million, respectively, represented an increase in cost of sales of $4.7 million and a decrease in gross profit of $0.9 million as compared to the same period in 2020. As noted previously, we sold our barley operations in October 2020, which contributed $0.7 million in gross profit in the third quarter of 2020. Excluding the contributions from the barley operations, gross profit for the third quarter of 2021 decreased $0.2 million. The decrease in gross profit was primarily driven by losses generated on the commercial launch of our proprietary soybean oil and soybean meal, as partially offset by higher average selling prices on yellow pea. Losses on soybean oil and soybean meal were predominantly driven by costs associated with the early-stage commercialization of these products and start-up costs associated with our recently acquired Seymour soy processing plant, which were partially offset by higher average selling prices.
Research and Development Expenses
Research and development expenses for the three months ended September 30, 2021 of $10.5 million increased $3.7 million as compared to the same period in 2020. The increase was primarily driven by expenses associated with the expansion of capabilities to support the current and future pipeline of products, which includes higher payroll and related expenses on increases in staffing, laboratory expenses, third party technical services, and facility expenses, which were partially offset by lower field trial expenses. As we continue to develop our research and development capabilities, including those associated with the opening of our Crop Accelerator in the fourth quarter of 2021, we expect these costs to increase in the fourth quarter of 2021.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended September 30, 2021 of $28.1 million increased $18.9 million as compared to the same period in 2020. The increase was primarily driven by Merger transaction costs of $11.7 million and, to a lesser extent, higher professional fees, additional staff and related expenses, higher acquisition fees and facility costs. The increase in professional fees, including accounting, legal and other consulting expenses, was predominantly driven by costs related to preparation to be a public company including nonrecurring costs of $1.1 million. The increase in staff and related expenses related to the increase in personnel necessary to support the scale of anticipated business operations and the requirements associated with being a public company.
Total Other (Income) Expense, Net
Total other (income) expense, net for the three months ended September 30, 2021 of ($4.1) million increased $6.4 million as compared to the same period in 2020. The increase in total other (income) expense was the result of income of $15.2 million resulting from the change in fair value of the Company’s warrant liabilities and income of $2.2 million recorded for the Company’s qualification for the COVID-19 Employee Retention Credit as partially offset by the loss on extinguishment of debt of $11.7 million, resulting from the repayment of the remaining outstanding balance of $37.5 million in notes payable, which is composed of $5.5 million in prepayment penalties and $6.2 million in the write-off of unamortized debt discounts and debt issuance costs.
Income Tax (Benefit) Expense
No net income tax benefit for net operating losses incurred in the U.S. has been recorded due to uncertainty in realizing a benefit from these items. The tax expense recorded for the three month period ending September 30, 2021 relates to deferred tax liabilities associated with indefinite-lived intangibles and foreign operations.

Comparison of the Nine Months Ended September 30, 2021 and 2020
The following table shows the amounts from our consolidated statements of operations for the periods presented:

	Nine Months Ended September 30,
(in thousands)	2021	2020
Revenues	$103,494	$90,816
Cost of sales	102,546	80,620
Gross profit	948	10,196
Operating expenses:
Research and development	26,403	21,524
Selling, general and administrative expenses	57,570	24,633
Total operating expenses	83,973	46,157
Loss from operations	(83,025)	(35,961)
Other expense (income):
Interest expense (income), net	4,033	5,009
Loss on extinguishment of debt	11,742	—
Change in fair value of warrants	(12,525)	738
Other (income) expense, net	(2,453)	61
Total other expense (income), net	797	5,808
Net loss before income tax	(83,822)	(41,769)
Income tax expense	218	—
Net loss	$(84,040)	$(41,769)
Revenues
Revenues for the nine months ended September 30, 2021 were $103.5 million, an increase of $12.7 million as compared to the same period in 2020. As noted previously, in October 2020, we sold our barley operations, which contributed revenues of $13.0 million in the nine months ended September 30, 2021. Excluding the contribution from the barley operations, revenues for the nine months ended September 30, 2021 increased $25.6 million or 33%. The increase was primarily driven by higher sales volumes of our proprietary soybeans, soybean oil and soybean meal, of which commercialization efforts were initiated in the fourth quarter of 2020, higher average selling prices on yellow peas and higher sales volumes of fresh produce. Partially offsetting these increases were the impact of lower average selling prices of fresh produce and lower royalties and retail seed sales. Lower average selling prices of fresh produce were driven by higher regional and ex-US farm yields within the industry resulting in a higher supply versus demand. Lower royalties and retail seed sales were driven by our repositioning of our seed operations to predominately support our closed loop soy operation.
Cost of Sales and Gross Profit
Cost of sales and gross profit for the nine months ended September 30, 2021 of $102.5 million and $0.9 million, respectively, represented an increase in cost of sales of $21.9 million and a decrease in gross profit of $9.2 million as compared to the same period in 2020. For the nine months ended September 30, 2021 and 2020, there were certain items expected to be non-recurring. In the second quarter of 2021, we incurred $2.8 million of higher freight costs necessary to transport soybean seed stock from South America. Also, as noted previously, we sold our barley operations in October 2020, which contributed $2.0 million in gross profit in the nine months ended September 30, 2020.
Excluding the impact of items expected to be nonrecurring, as noted above, gross profit for the nine months ended September 30, 2021 was $3.7 million, which represented a decline in profitability of $4.4 million. The decrease in gross profit was primarily driven by losses generated on the commercial launch of our proprietary soybean oil and soybean meal as higher average selling prices were more than offset by operating costs associated with early-stage commercialization of these products and start-up costs associated with our recently acquired Seymour soy processing plant. Also contributing to the decrease in gross profit were lower average selling prices on fresh produce, lower royalties and retail seed sales associated with legacy seed distribution contracts, as partially offset by higher average selling prices on yellow peas.

Research and Development Expenses
Research and development expenses for the nine months ended September 30, 2021 of $26.4 million increased $4.9 million as compared to the same period in 2020. The increase was primarily driven by higher payroll and related expenses on increases in staffing, technology costs, facilities, and laboratory supplies partially offset by lower field trial expenses and travel. Reductions in field trial expenses were primarily attributable to a scope reduction of our maize project. Higher facility costs related primarily to the costs associated with our corporate headquarters, into which we relocated in July 2020. As we continue to develop our research and development capabilities, including those associated with the opening of our Crop Accelerator in the fourth quarter of 2021, we expect these costs to increase in the fourth quarter of 2021.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the nine months ended September 30, 2021 of $57.6 million increased $32.9 million as compared to the same period in 2020. The increase was primarily driven by Merger transaction costs of $11.7 million and, to a lesser extent higher professional fees, increased staffing and related expenses, higher acquisition fees and facility costs. The increase in professional fees, including investor relations, accounting, legal and other consulting expenses, was predominantly driven by costs related to preparation to be a public company including nonrecurring costs of $5.3 million. The increase in staff and related expenses related to the increase in personnel necessary to support the scale of anticipated business operations and the requirements associated with being a public company. The increase in facility costs, which includes depreciation and amortization expense, was primarily attributable to costs associated with our corporate headquarters, into which we relocated in July 2020.
Total Other Expense (Income), Net
Total other expense (income), net for the nine months ended September 30, 2021 of $0.8 million decreased $5.0 million as compared to the same period in 2020. The decrease was primarily driven by income of $12.5 million resulting from the change in fair value of the Company’s warrant liabilities and income of $2.2 million recorded for the Company’s qualification for the COVID-19 Employee Retention Credit as partially offset by the loss on extinguishment of debt of $11.7 million, resulting from the repayment of the remaining outstanding balance of $37.5 million in notes payable, which is composed of $5.5 million in prepayment penalties and $6.2 million in the write-off of unamortized debt discounts and debt issuance costs.
Income Tax (Benefit) Expense
No net income tax benefit for net operating losses incurred in the U.S. has been recorded due to uncertainty in realizing a benefit from these items. The tax expense recorded for the nine month period ending September 30, 2021 relates to deferred tax liabilities associated with indefinite-lived intangibles and foreign operations.
Results of Operations by Segment
We operate in two reportable segments: Ingredients and Fresh. Our Ingredients segment delivers healthy food ingredients derived from soybean seeds, including meal and oil, and processed yellow peas. Our Fresh segment is a grower, packer and distributor of year-round fresh produce located in the southeastern United States. Financial results associated with licensing arrangements that are not related to the Ingredients and Fresh segments and costs associated with centralized operations, including unallocated research and development expenses, are reported as Unallocated and Other.
Comparison for the Three Months and Nine Months Ended September 30, 2021 and 2020
Segment Revenues
Segment revenues for the three and nine month periods ended September 30, 2021 and 2020 are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Revenues
Ingredients	$23,129	$17,254	$60,048	$46,808
Fresh	8,812	10,900	43,282	42,845
Unallocated and Other	59	48	164	1,163
Total Revenues	$32,000	$28,202	$103,494	$90,816

Ingredients revenues for the three and nine months ended September 30, 2021 were $23.1 million and $60.0 million, respectively, which represents an increase of $5.9 million and $13.2 million, respectively, as compared to the same periods in 2020. In October 2020, we sold our barley operations, which contributed revenues of $4.4 million in the third quarter of 2020 and $13.0 million in the nine months ended September 30, 2021. Excluding the contribution from the barley operations, revenues for the three months and nine months ended September 30, 2021 increased $10.3 million and $26.2 million, respectively. The increase for both periods was predominantly driven by sales attributable to the commercial launch of our proprietary soybean oil and soybean meal, higher sales volumes and average selling prices of yellow peas, as partially offset by lower royalties and retails sales of seeds.
Fresh revenues for the three and nine months ended September 30, 2021 were $8.8 million and $43.3 million, respectively, which represents a decrease of $2.1 million and an increase of $0.4 million, respectively, as compared to the same periods in 2020. The decrease in fresh revenues for the three months ended September 30, 2021 was attributable to lower sales volumes. For the nine months ended September 30, 2021, Fresh revenues increased as higher sales volumes partially offset lower average selling prices. Lower average selling prices in our Fresh segment in 2021 were driven by higher regional and ex-US farm yields within the industry resulting in a higher supply versus demand.
Segment Profit
Adjusted EBITDA is a non-GAAP financial measure of performance. Among other financial metrics, our management reviews segment profit based upon Adjusted EBITDA. We calculate Adjusted EBITDA as earnings from continuing operations before net interest expense, income tax provision and depreciation and amortization, further adjusted to exclude stock-based compensation, and the impact of significant non-recurring items.
We believe that Adjusted EBITDA is useful in comparing our financial performance with the performance of other companies for the following reasons:
•Adjusted EBITDA is widely used by investors and securities analysts to measure a company’s operating performance without regard to items such as stock-based compensation expense, depreciation and interest expense, that can vary substantially from company to company depending upon their financing and capital structures, and the method by which assets were acquired; and
•Adjusted EBITDA provides consistency and comparability with our past financial performance, and facilitates comparisons with other companies, many of which use similar non-GAAP financial measures to supplement their GAAP results.
Our use of Adjusted EBITDA has limitations as an analytical tool, and you should not consider this measure in isolation or as a substitute for analysis of our financial results as reported under GAAP. Some of these limitations are as follows:
•Although depreciation expense is a non-cash charge, the assets being depreciated may have to be replaced in the future, and Adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements;
•Adjusted EBITDA excludes stock-based compensation expense, which has been, and will continue to be for the foreseeable future, a significant recurring non-cash expense for our business and an important part of our compensation strategy;
•Adjusted EBITDA excludes other material non-recurring items;
•Adjusted EBITDA does not reflect: (1) recurring changes in, or cash requirements for, our working capital needs; (2) interest expense, or the cash requirements necessary to service interest or principal payments on our debt, which reduces cash available to us; or (3) tax payments that may represent a reduction in cash available to us; and
•the expenses and other items that we exclude in our calculation of Adjusted EBITDA may differ from the expenses and other items, if any, that other companies may exclude from Adjusted EBITDA when they report their operating results.
Because of these limitations, Adjusted EBITDA should be considered along with other operating and financial performance measures presented in accordance with GAAP. Adjusted EBITDA for each of the three and nine month periods ended

September 30, 2021 and 2020, is presented below. A reconciliation of our consolidated loss from continuing operations to Adjusted EBITDA is also presented below.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Adjusted EBITDA
Ingredients	$(5,292)	$(2,159)	$(18,489)	$(6,784)
Fresh	(2,402)	(1,533)	(2,574)	940
Unallocated and Other	(12,450)	(8,295)	(29,702)	(23,891)
Total Adjusted EBITDA	$(20,144)	$(11,987)	$(50,765)	$(29,735)
Adjustments to reconcile Consolidated Loss from Operations to Adjusted EBITDA
Consolidated loss from operations	$(38,125)	$(14,621)	$(83,025)	$(35,961)
Depreciation and amortization	3,030	2,317	8,460	5,346
Stock-based compensation	1,413	247	2,769	751
Non-recurring public company readiness costs	1,104	—	5,265	—
South America seed production costs	—	—	2,805	—
Merger transaction costs	11,693	—	11,693	—
Other nonrecurring costs, including acquisition costs	741	70	1,268	129
Total Adjusted EBITDA	$(20,144)	$(11,987)	$(50,765)	$(29,735)
Ingredients Adjusted EBITDA was a loss of $5.3 million and $18.5 million for the three and nine months ended September 30, 2021, respectively, which represents a decrease in segment EBITDA of $3.1 million and $11.7 million, respectively, as compared to the same periods in 2020. The decrease was primarily driven by losses generated on the commercial launch of our proprietary soybean oil and soybean meal as higher average selling prices were more than offset by operating costs associated with early-stage commercialization of these products and start-up costs associated with our recently acquired Seymour soy processing plant, a lack of sales and gross profit on barley as driven by our sale of this business in October 2020, and higher research and development costs associated with products anticipated to be commercialized within this segment, if successful. For the nine months ended September 30, 2021, we incurred $2.8 million of higher freight costs necessary to transport high protein soybean seed stock from South America to our US-based operations. These costs, which we do not believe to be recurring, were the result of us utilizing the South America growing season to prepare us for our US-based 2021 soybean harvest.
Fresh Adjusted EBITDA was a loss of $2.4 million and $2.6 million for the three and nine months ended September 30, 2021, respectively, which represents a decrease in segment profit of $0.9 million and $3.5 million, respectively, as compared to the same periods in 2020. This decrease was driven by lower average selling prices and higher operating expenses, including higher freight costs, as partially offset by higher sales volumes.
Liquidity and Capital Resources
Liquidity describes our ability to access sufficient cash flows to meet the cash requirements of our business operations, including working capital needs, debt service, acquisitions, contractual obligations and other commitments. We assess liquidity in terms of our ability to access cash flows from operations, marketable securities and available credit facilities and their sufficiency to fund our operating, investing and financing activities. To meet our payment service obligations, we must have sufficient highly liquid assets and be able to move funds on a timely basis.
Since inception, our primarily sources of liquidity have been equity and debt financings, including the issuance of redeemable convertible preferred stock and term debt, as well as the use of a revolving line of credit, which is subject to renewal in November 2021. On September 30, 2021, our liquidity was comprised of cash and marketable securities of $257.0 million, and access to a revolving credit facility of up to $6.0 million, as capped by a defined borrowing base that could result in availability that is less than this amount. Also at September 30, 2021, our commitments include term debt and notes payable outstanding of $11.2 million, lease liabilities of $35.8 million, capital expenditures associated with expansion of farming and R&D operations within our Fresh segment, expected to be completed in the first quarter of 2022, capital expenditures associated with the construction of our Crop Accelerator facility, expected to be completed in the fourth quarter of 2021, and operating costs supporting the sale of products, research and development expenses, and selling, general and administrative expenses. For the nine months ended September 30, 2021, we incurred a net loss of $84.0 million and had negative cash flows from operating activities of $73.6 million and violated certain financial covenants under our term debt agreement, which were subsequently waived. We believe that our cash and cash equivalents on hand at September 30, 2021 are sufficient to meet the needs of operations, including working capital requirements, debt requirements and our currently planned capital expenditure requirements for a period of at least 12 months from the date of this Quarterly Report. See Note 1 — Description of Business for further discussion.
We expect to require additional financing over and above our current liquidity position to continue to grow our business.
We may also require additional capital in the future to fund capital expenditures, acquisitions or other investments. These capital requirements could be substantial. The amount and timing of our future funding requirements will depend on many factors, including the success of the commercialization of certain of our products, our ability to continue to satisfy our financial covenants under our financing facilities, and the ability to repay or refinance such indebtedness as it becomes due. We could potentially use our available financial resources sooner than we currently expect and may need to incur additional indebtedness to meet future financing needs. Although we anticipate being able to obtain additional financing through non-dilutive means, we may be unable to do so. Our failure to raise capital as and when needed could have significant negative consequences for our business, financial condition and results of consolidated operations. We cannot guarantee that we will be able to meet existing financial covenants or obtain new financing on favorable terms, if at all. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth in the section titled “Risk Factors — Risks Related to Benson Hill's Business and Industry.”
Summary of Cash Flows
A summary of our cash flows from operating, investing and financing activities is presented in the following table:

	Nine Months Ended September 30,
(in thousands)	2021	2020
Statement of Cash Flows Data:
Net cash used in operating activities	$(73,583)	$(36,011)
Net cash provided by (used in) investing activities	62,616	(48,684)
Net cash provided by financing activities	258,230	105,041
Effect of exchange rate changes on cash	30	(454)
Net increase in cash and cash equivalents	247,293	19,892
Cash and cash equivalents, beginning of period	9,743	2,616
Cash and cash equivalents, end of period	$257,036	$22,508
Net Cash Used in Operating Activities
Net cash used in operating activities was $73.6 million for the nine months ended September 30, 2021, an increase of $37.6 million as compared to the same period in 2020. This increased use of cash was driven by a higher net loss of $42.3 million, as partially offset by higher non-cash charges of $4.7 million. The increase in non-cash charges were primarily comprised of the loss on debt extinguishment, higher depreciation and amortization expense, and higher share-based compensation expense as partially offset by the mark-to-market income on our warrant liabilities. Working capital requirements for the nine months ended September 30, 2021 were substantially unchanged as compared to the same period in 2020.
Net Cash Provided by (Used in) Investing Activities
Net cash provided by investing activities was $62.6 million for the nine months ended September 30, 2021, an increase of $111.3 million as compared to the same period in 2020. This increase was driven by the corresponding net decrease in marketable securities (maturities and sales of marketable securities less purchases of marketable securities) of $100.1 million in 2021, as compared to an increase of $41.9 million in the same period of 2020 as partially offset by higher capital expenditures of $19.8 million and payments of $10.9 million made in connection with the acquisition of a soybean processing facility and related assets. Higher capital expenditures in 2021 were primarily due to the purchase of land and construction costs incurred toward the expansion of farm operations in Vero Beach, Florida in our Fresh segment, and the construction of our Crop Accelerator facility.
Net Cash Provided by Financing Activities
Net cash provided by financing activities was $258.2 million for the nine months ended September 30, 2021, an increase of $153.2 million as compared to the same period in 2020. This increase was primarily driven by net contributions from the

Merger of $285.4 million as partially offset by $43.1 million of payments to extinguish debt in connection with the Merger as compared to $80.5 million of proceeds, net of issuance costs, from the Company’s Series D preferred stock issuance for the same period in 2020.
Contractual Obligations
The following table summarizes our contractual obligations as of September 30, 2021 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods:

(in thousands) Contractual obligations	Payments Due by Period
	Total	<1 Year	1-3 Years	3-5 Years	>5 Years
Principal payments on debt	$11,251	$1,922	$9,283	$46	$—
Interest payments on debt	904	422	474	8	—
Operating leases	2,455	793	1,070	579	13
Financing leases	51,047	4,555	9,854	10,214	26,424
Forward purchase obligations	42,118	42,118	—	—	—
The table excludes approximately $88 million of legally binding minimum lease payments for our Crop Accelerator lease which has been signed, but had not commenced as of September 30, 2021. The lease commenced in October 2021 and has a 20 year lease term.
Off-Balance Sheet Arrangements
We have not entered into off-balance sheet arrangements, as defined in the rules and regulations of the SEC.
Critical Accounting Policies and Estimates
Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements included elsewhere in this report. The preparation of our consolidated financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. Actual results may differ from those estimates.
Our critical accounting policies are those that materially affect our consolidated financial statements and involve difficult, subjective or complex judgments by management. A thorough understanding of these critical accounting policies is essential when reviewing our consolidated financial statements. We believe that the critical accounting policies listed below involve the most difficult management decisions because they require the use of significant estimates and assumptions as described above.
There have been no substantial changes to these estimates, or the policies related to them during the three and nine months ended September 30, 2021. For a full discussion of these estimates and policies, see Note 2 — Summary of Significant Accounting Policies in the notes to our audited consolidated financial statements in the S-4A filed with the SEC on August 30, 2021.
Revenue Recognition
We generate revenue from product sales, licensing fees associated with our proprietary technology platform and/or our intellectual property, and commissions earned on product sales.
Product Sales
We recognize revenue on product sales, consisting primarily of harvested produce, processed yellow pea, barley, soybeans, and soybean meal and oil, at the point in time when obligations under the terms of a contract with the customer are satisfied. This generally occurs at the time of transfer of control of the product. In reaching this conclusion, we consider several control indicators of the timing of the transfer of control, including significant risks and rewards of ownership, physical possession, and our right to receive payment. Shipping and handling costs related to contracts with customers for product sales are accounted for as a fulfillment activity and not as a separate performance obligation to customers.
In addition to selling our own farmed produce, we enter into consignment arrangements with produce growers and packers located outside of the U.S. and growers of certain perishable products in the U.S. Within these arrangements, we act as an agent and earn a stated commission and as such revenue is reported on a net basis representing the commissions earned in our consolidated statement of operations. For certain of these transactions, we are responsible for shipping and handling activities. When that is the case, revenue is recognized for those services as performed.
Sales, use, value-added, and other excise taxes are excluded from the measurement of the transaction price. We generally do not allow a right of return.
Software as a Service (“SAAS”)
We enter into contractual arrangements, which provide access to our proprietary platform CropOS®. CropOS® is designed to facilitate the accessibility and actionability of certain data, machine learning and artificial intelligence techniques to enable predictive breeding.
Customers have access to this data and functionality, but not access to any of our propriety patents or other intellectual property. Customers typically pay for this service with an annual subscription and we recognize revenue under SAAS contracts on a straight-line basis over the term of the contract.
Research Licenses
We enter into contractual arrangements, which provide customers the right to use our proprietary intellectual property and/or patents under a research license for a specific period of time. Customers receive all intellectual property and “know how” at the start of the contract and may perform all desired research to incorporate our intellectual property into potential new strains and breeds of germplasm. Contracts provide for up-front payments as well as milestone payments and royalties based on commercial sales involving the licensed technology at some point in the future when, and if, commercialization occurs. These contracts are considered functional licenses and revenue is recorded at the inception of the contract for the amount the customer is contractually obligated to pay and for which collectability is probable.
For the three and nine months ended September 30, 2021 and 2020, commercialization had not occurred nor was probable and therefore no revenue was recognized for these periods.
Stock-Based Compensation
We recognize in our Consolidated Statements of Operations and Comprehensive Loss the grant-date fair value of stock options issued to employees and directors. Our options are subject only to service-based vesting conditions. Stock-based compensation expense is recognized on a straight-line basis over the associated service period of the award, which is generally the vesting term. We recognize forfeitures of awards as they occur.
We estimate the fair value of our stock option awards using the Black-Scholes option pricing model, which requires the input of subjective assumptions, including the fair value of our common stock, expected term, expected volatility, risk-free interest rate and expected dividends.
Fair Value of Common Stock — Historically, as there has been no public market for our common stock, the fair value of our common stock was determined by the board of directors based in part on valuations of the common stock prepared by a third-party valuation firm.
Expected Term — The expected term of the options represents the average period the stock options are expected to remain outstanding. As we do not have sufficient historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior, the expected term of options granted is derived from the average midpoint between the weighted average vesting and the contractual term, also known as the simplified method.
Expected Volatility — Because we recently became a public company and do not have a meaningful trading history for our common stock, the expected volatility is based on the historical volatilities of the common stock of comparable publicly traded companies.
Risk-Free Interest Rate — The risk-free interest rate is based on the yield of zero-coupon U.S. Treasury notes as of the grant date with maturities commensurate with the expected term of the awards.
Expected Dividends — The expected dividends assumption is based on the expectation of not paying dividends in the foreseeable future; therefore, we use an expected dividend yield of zero.

The grant date fair value for our stock options granted in the nine months ended September 30, 2021 and the nine months ended September 30, 2020, respectively, were based on the following assumptions used within the Black-Scholes option pricing model:

	2021	2020
Expected term	6.1 years	6.2 years
Risk-free interest rate	0.7%	0.9%
Expected volatility	63%	59%
Expected dividend yield	0%	0%
Assumptions used in applying the Black-Scholes option-pricing model to determine the estimated fair value of stock options granted involve inherent uncertainties and the application of judgment. As a result, if factors or expected outcomes change and significantly different assumptions or estimates are used, our equity-based compensation could be materially different.
Impairment of Goodwill and Intangible Assets
Goodwill, arising from a business combination as the excess of purchase price and related costs over the fair value of identifiable assets acquired and liabilities assumed is not amortized and is subject to an annual impairment test as of December 1, unless events indicate an interim test is required. In performing this impairment test, management will first qualitatively assess indicators of a reporting unit’s fair value. If after completing the qualitative assessment, management believes it is likely that a reporting unit is impaired, a discounted cash flow analysis is prepared to estimate the fair value of the reporting unit.
Critical estimates in the determination of the fair value of each reporting unit include, but are not limited to, future expected cash flows based on estimates of future sales volumes, sales prices, production costs, and discount rates. These estimates generally constitute unobservable Level 3 inputs under the fair value hierarchy. An adjustment to goodwill will be recorded for any goodwill that is determined to be impaired. Impairment of goodwill is measured as the excess of the carrying amount of goodwill over the fair value of the reporting unit.
Intangible assets consist primarily of customer relationships, trade names, employment agreements, technology licenses, and in-process research and development (“IPRD”). Intangible assets are valued based on the income approach which utilizes discounted cash flows. These estimates generally constitute Level 3 inputs under the fair value hierarchy.
Acquired IPRD, consisting of seed germplasm, is considered an indefinite-lived intangible asset until the abandonment or completion of the associated research and development efforts. If abandoned, or our projections regarding the costs to complete the research and future revenues and cash flows require adverse revisions, the assets would be impaired. If the activities are completed, a determination is made regarding the useful lives of such assets and methods of amortization.
Similar to goodwill, indefinite lived intangible assets are subject to an annual impairment test as of December 1, unless events indicate an interim test is required.
In conjunction with business acquisitions, we obtain trade names, permits, enter into employment agreements, and gain access to the distribution channels and customer relationships of the acquired companies. Trade names and permits are amortized over their estimated useful life, which is generally ten years. Employment agreements are being amortized over the contractual period, which is two years. Customer relationships are expected to provide us with economic benefits over the estimated life of the relationship, which is generally 15 years, and are amortized on a straight-line basis. The amortization period of customer relationships represents management’s best estimate of the expected usage or consumption of the economic benefits of the acquired assets, which is based on our historical experience of customer attrition rates.
Definite lived intangible assets are reviewed for impairment, at the asset group level, whenever, in management’s judgement, impairment indicators are present. At a minimum, we assess all definite lived intangible assets annually for indicators of impairment. When indicators of impairment are presents, such an assessment involves estimating undiscounted cash flows over the remaining useful life of the intangible. If the review indicates that undiscounted cash flows are less than the carrying value of the intangible asset, the asset group is written down to fair value, and any impairment is assigned to the asset in the asset group in accordance with the applicable guidance, and a corresponding impairment is recognized in the consolidated statement of operations and comprehensive loss.

Derivatives
We have master netting agreements with its counterparties which allow for the settlement of contracts in an asset position with contracts in a liability position in the event of default or termination. Further, all of our derivative contracts are centrally cleared and therefore are cash-settled on a daily basis which results in the derivative contracts having a fair value that approximates zero on a daily basis.
The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and on the type of hedging relationship. All of our derivatives have not been designated as hedging instruments, and as such, changes in fair value of these derivatives are recognized in earnings immediately.
Our soybean positions are designed to hedge risk related to inventory purchases therefore the gains and losses on soybean instruments are recorded in cost of sales in the consolidated statements of operations. Our oil positions are designed to hedge risk related to sales transactions therefore the gains and losses on oil instruments are recorded in revenues in the consolidated statements of operations.
We classify the cash effects of our derivatives within the “Cash Flows From Operating Activities” section of the condensed consolidated statements of cash flows.
Warrant Liabilities
We account for our Private Placement Warrants, Public Warrants and other stock warrants as derivative warrant liabilities in accordance with ASC 815 with the exception of the stock purchase warrant issued in connection with the Merger which qualifies for equity treatment. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the change in fair value of warrants in the consolidated statements of operations. The fair value of the Public Warrants is measured based on the closing price of the warrant traded on the NYSE while the Private Placement Warrants are estimated at each measurement date using a Black-Scholes option pricing model. As the stock warrant holder has the ability to exercise the warrant at no cost upon expiration we value the warrant at each measurement date based on the closing price of the Company’s common stock for which the warrant is exercisable into.
Business Combinations
We allocate the purchase price of its acquisitions to the assets acquired and liabilities assumed based upon their respective fair values at the acquisition date. We utilize management estimates and an independent third-party valuation firm to assist in determining these fair values. The excess of the acquisition price over the estimated fair value of the net assets acquired is recorded as goodwill. Goodwill is adjusted for any changes to acquisition date fair value amounts made within the measurement period. Acquisition-related transaction costs are recognized separately from the business combination and expensed as incurred.
Income Tax Valuation Allowances
The determination of the income tax valuation allowances requires us to use judgements and assumptions that may have a material impact on our consolidated financial statements, especially at the early stage of commercialization. We provide deferred taxes for deductible and taxable temporary differences. Deferred tax assets are reduced by a valuation allowance when we believe it is more likely than not that some portion or all the deferred tax assets will not be realized. Because we generate losses currently, a full valuation allowance is recorded against our net deferred tax assets, as we believe it is more likely than not that some portion or all the deferred tax assets will not be realized. If we were to generate cumulative profits, the valuation allowance may change.
Emerging Growth Company and Smaller Reporting Company Status
We are an “emerging growth company” as defined in Section 2(a) of the Securities Act, and have elected to take advantage of the benefits of the extended transition period for new or revised financial accounting standards. We expect to remain an emerging growth company at least through the end of the 2021 fiscal year and expect to continue to take advantage of the benefits of the extended transition period, although we may decide to early adopt such new or revised accounting standards to the extent permitted by such standards. We expect to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and non-public companies until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”). This may make it difficult or impossible to compare our financial results with the financial results of another public company that is either not an emerging growth company or is an emerging growth company that has chosen not to take advantage of the extended transition period exemptions because of the potential differences in accounting standards used.
In addition, we intend to rely on the other exemptions and reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an emerging growth company, we intend to rely on such exemptions, we are not required to, among other things: (a) provide an auditor’s attestation report on our system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act; (b) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act; (c) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis); and (d) disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation.
We will remain an emerging growth company under the JOBS Act until the earliest of (a) December 31, 2024, (b) the last date of our fiscal year in which we have total annual gross revenue of at least $1.07 billion, (c) the date on which we are deemed to be a “large accelerated filer” under the rules of the SEC with at least $700.0 million of outstanding securities held by non-affiliates or (d) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the previous three years.
We are also a “smaller reporting company” as defined in the Exchange Act. We may continue to be a smaller reporting company even after we are no longer an emerging growth company. We may take advantage of certain of the scaled disclosures available to smaller reporting companies and will be able to take advantage of these scaled disclosures for so long as the market value of our voting and non-voting Common Stock held by non-affiliates is less than $250.0 million measured on the last business day of our second fiscal quarter, or our annual revenue is less than $100.0 million during the most recently completed fiscal year and the market value of our voting and non-voting Common Stock held by non-affiliates is less than $700.0 million measured on the last business day of our second fiscal quarter.
Recent Accounting Guidance
From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that we adopt as of the specified effective date. Unless otherwise discussed, we believe that the impact of recently issued standards that are not yet effective will not have a material impact on our financial position or results of operations under adoption. See Note 2 — Summary of Significant Accounting Policies for more information about recent accounting pronouncements, the timing of their adoption and our assessment, to the extent we have made one, of their potential impact on our financial condition and results of operations.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market risk represents the risk of loss that may impact our financial position because of adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of exposure resulting from potential changes in inflation, exchange rates or interest rates. We do not hold financial instruments for trading purposes.
Foreign Currency Exchange Risk
Our expenses are generally denominated in U.S. dollars. However, we have foreign currency risks related to operating expenses denominated in Canadian dollars and Brazilian reals and intercompany loans denominated in Brazilian reals. We have entered into a limited number of operation support contracts with vendors with payments denominated in foreign currencies. We are subject to foreign currency transaction gains or losses on our contracts denominated in foreign currencies. To date, foreign currency transaction gains and losses have not been material to our financial statements.
Although unfavorable changes in foreign exchange rates versus the U.S. dollar could adversely affect our consolidated statement of operations, we do not believe that an immediate 10% increase or decrease in the relative value of the U.S. dollar to other currencies would have a material effect on operating results or financial condition. We have not engaged in the hedging of foreign currency transactions to date, although we may choose to do so in the future.
Interest Rate Risk
Interest rate risk is the risk that the value or yield of fixed-income investments may decline if interest rates change. Fluctuations in interest rates may impact the level of interest expense recorded on outstanding borrowings. In addition, our notes payable, financing obligations bear interest at a fixed rate and are not publicly traded. Therefore, fair value of our notes payable, financing obligations and interest expense is not materially affected by changes in the market interest rates. We do not enter into derivative financial instruments, including interest rate swaps, for hedging or speculative purposes.
Credit Risk
Credit risk with respect to accounts receivable is generally not significant due to a limited carrying balance of receivables. We routinely assess the creditworthiness of our customers. We generally have not experienced any material losses related to receivables from individual customers, or groups of customers for the nine months ended September 30, 2021 and 2020. We do not require collateral. Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed by management to be probable in our accounts receivable.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain a system of disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) designed to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to our management, including our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined under the Exchange Act, as of September 30, 2021, the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.
Limitations on Controls and Procedures
In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and not be detected.
Material Weakness in Internal Control Over Financial Reporting
In connection with the preparation and audit of our consolidated financial statements as of December 31, 2020 and 2019 and for the years ended December 31, 2020, 2019 and 2018, a material weakness was identified in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that a reasonable possibility exists that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis.
We did not design or maintain an effective control environment commensurate with our financial reporting requirements. Specifically, we did not maintain a sufficient complement of personnel to appropriately analyze, record and disclose accounting matters commensurate with our accounting and reporting requirements. Further, we did not design and maintain formal accounting policies, procedures and controls over significant accounts and disclosures to achieve complete, and accurate financial accounting, reporting and disclosures.
The material weakness related to formal accounting policies, procedures and controls resulted in adjustments to certain accounts and disclosures. The material weakness could result in a misstatement of account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

Plan to Remediate Material Weakness in Internal Control Over Financial Reporting
The Company, with oversight by the Audit Committee of the Board, is devoting significant time, attention, and resources to remediating the above material weakness in our internal control over financing reporting. As of September 30, 2021, the Company had initiated the following steps intended to remediate the material weakness described above and strengthen our internal control over financial reporting:
•Develop and deliver internal controls training to executives, other management and finance/accounting resources. The training includes a review of management’s and individual roles and responsibilities related to internal controls;
•Hire, train and develop experienced accounting executives and personnel with a level of public accounting knowledge and experience in the application of US GAAP commensurate with our financial reporting requirements and the complexity of our operations and transactions. A portion of their job responsibilities is to perform reviews, reconciliations and other financial reporting monitoring controls.
•Establish and implement policies and practices for the attraction, development and retention of competent public accounting personnel in alignment with objectives.
We plan to continue to devote significant time and attention to remediate the above material weakness as soon as reasonably practicable. As we continue to evaluate our controls, we will make the necessary changes to improve our demonstration of commitment to attract, develop and retain competent individuals in alignment with objectives. We believe these actions will be sufficient to remediate the identified material weakness and strengthen our internal control over financial reporting; however, there can be no guarantee that such remediation will be sufficient. We will continue to evaluate the effectiveness of our controls and will make any further changes management determines appropriate.
Changes in Internal Control over Financial Reporting
Except as set forth above, there were no changes in our internal control over financial reporting, as identified in connection with the evaluation required by Exchange Act Rules 13a-15(d) and 15d-15(d), that occurred during the three months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements or prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions, and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Our independent registered public accounting firm is not required to formally attest to the effectiveness of its internal control over financial reporting until after we are no longer an “emerging growth company” as defined in the JOBS Act. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed, or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting could adversely affect our business and operating results and could cause a decline in the price of our securities.
Part II - Other Information
Item 1. Legal Proceedings
We currently are not a party to any material litigation or other material legal proceedings. From time to time, we may be subject to legal proceedings and claims in the ordinary course of business.
Item 1A. Risk Factors
An investment in our securities involves a high degree of risk. In evaluating our business, you should consider carefully the risks described below, as well as the other information contained in this report and in our other filings with the SEC. Additional risks not presently known to us or that we currently deem immaterial may also adversely affect our business. The occurrence of any of these events or circumstances could individually or in the aggregate have a material adverse effect on our business, financial condition, cash flow or results of operations. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. This report contains forward-looking statements; please refer to the cautionary statements made under the heading “Cautionary Note Regarding Forward Looking-Statements” for more information on the qualifications and limitations on forward-looking statements.

Risk Factors Summary
Risks Relating to Benson Hill’s Business and Industry
•We have a limited operating history, which makes it difficult to evaluate our current business and prospects and may increase the risk of investment.
•We have a history of net losses and we may not achieve or maintain profitability.
•We face significant competition and many of our competitors have substantially greater financial, technical and other resources than we do.
•Our business activities are currently conducted at a limited number of locations, which makes us susceptible to damage or business disruptions caused by natural disasters or acts of vandalism.
•To compete effectively, we must introduce new products that achieve market acceptance.
•The overall agricultural industry is susceptible to commodity price changes and we are exposed to market risks from changes in commodity prices.
•Adverse weather conditions, natural disasters, crop disease, pests and other natural conditions can impose significant costs and losses on our business.
•The regulatory environment in the United States for our current and future products is uncertain and evolving.
•The regulatory environment outside the United States varies greatly from jurisdiction to jurisdiction and there is less certainty how our products will be regulated.
•Government policies and regulations, particularly those affecting the agricultural sector and related industries, could adversely affect our operations and profitability.
•Patents and patent applications involve highly complex legal and factual questions, which, if determined adversely to us, could negatively impact our competitive position.
•We will not seek to protect our intellectual property rights in all jurisdictions throughout the world and we may not be able to adequately enforce our intellectual property rights even in the jurisdictions where we seek protection.
•Our ability to successfully operate is largely dependent upon the efforts of certain of our key personnel. Any loss of such key personnel could negatively impact our operations and financial results.
Risks Relating to Ownership of Our Securities
•The NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in its securities and subject us to additional trading restrictions.
•If we are unable to remediate the material weaknesses in our internal control over financial reporting, or if we identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal control over financial reporting, this may result in material misstatements of our consolidated financial statements or failure to meet our periodic reporting obligations.
•Issuances of additional common stock upon exercise of outstanding warrants could dilute common stockholders.
•Our stock price may change significantly and you could lose all or part of your investment as a result.
•Because there are no current plans to pay cash dividends on our common stock for the foreseeable future, you may not receive any return on investment unless you sell your common stock for a price greater than that which you paid for it.
•Certain of our stockholders, including Star Peak Sponsor II LLC (the “Sponsor”), may engage in business activities which compete with ours or otherwise conflict with our interests.
Risks Relating to Benson Hill’s Business and Industry
Risks Relating to Our Business and Operations
We have a limited operating history, which makes it difficult to evaluate our current business and prospects and may increase the risk of investment.
We are an early-stage food-technology company with a limited operating history that to date has been focused primarily on research and development (“R&D”), software development, conducting field trials, pursuing initial commercialization efforts and building our management team. Investment in food technology development is a highly speculative endeavor. It entails substantial upfront R&D investment and there is significant risk that we will not be able to edit the genes in a particular plant to express a desired trait, or, once edited, we will not be able to replicate that trait across entire crops in order to commercialize the product candidate. Moreover, the regulatory pathway for our product candidates can be uncertain and could add significant additional cost and time to development.
Our limited operating history may make it difficult to evaluate our current business and our prospects. We have encountered, and will continue to encounter, risks and difficulties frequently experienced by growing companies in rapidly developing and changing industries, including challenges in forecasting accuracy, determining appropriate investments of our limited resources, gaining market acceptance of the products made using our gene-editing and speed breeding platform, crop prototyping process, managing a complex regulatory landscape and developing new product candidates. We may also face challenges in scaling our supply chain in a cost-effective manner, as we will rely on contracting with seed production companies, seed distributors, farmers, crushers, millers, refiners, food companies and retailers, and logistics and transportation providers, in order to get our products to market. In addition, there is limited crushing and processing capacity for our soybean-based products which could restrict our ability to scale production of these products. Our current operating model may require changes for us to scale our operations efficiently. We may not be able to fully implement or execute on our business strategy or realize, in whole or in part within our expected time frames, the anticipated benefits of our growth strategies. You should consider our business and prospects considering the risks and difficulties we face as an early-stage company focused on developing products in the field of food technology.
We have a history of net losses and we may not achieve or maintain profitability.
Our net losses for the nine months ended September 30, 2021 were $84.0 million and for the years ended December 31 were $67.2 million for 2020, $43.9 million for 2019 and $18.1 million for 2018. As of September 30, 2021, we had an accumulated deficit of $238.4 million. We will need to generate significant revenues to achieve profitability, and we may not be able to achieve and maintain profitability in the near future or at all, which may depress our stock price. Through September 30, 2021, we have derived substantially all of our revenues through the acquisitions of existing businesses. Our future success will depend, in part, on our ability to grow revenue associated with closed loop production, production partnerships and the licensing of our intellectual property and our ability to market and sell additional products from our pipeline of product candidates.
The net losses we incur may fluctuate significantly from year-to-year and quarter-to-quarter, such that a period-to-period comparison of our results of operations may not be a good indication of our future performance.
We cannot assure you that we will generate increases in our revenues, successfully commercialize products or generate revenue from licensing or attain a level of profitable operations. Based on our history of losses, we do not expect that we will be able to fund our longer-term capital and liquidity needs through our cash balances and operating cash flow alone. To fund our longer-term capital and liquidity needs, we expect we will need to secure additional capital. Our business plan and financing needs are subject to change depending on, among other things, the success of our efforts to grow revenue and our efforts to continue to effectively manage expenses.
We face significant competition and many of our competitors have substantially greater financial, technical and other resources than we do.
The market for plant-based products is highly competitive, and we face significant direct and indirect competition in several aspects of our business. Mergers and acquisitions in the plant science, specialty food ingredient and agricultural biotechnology, and seed industries may result in even more resources being concentrated among a smaller number of our competitors.
Most of these competitors have substantially greater financial, technical, marketing, sales, distribution, supply chain infrastructure, and other resources than we do, such as larger R&D staff, more experienced marketing, manufacturing, and supply chain organizations and more well-established sales forces. As a result, we may be unable to compete successfully against our current or future competitors, which may result in price reductions, reduced margins and the inability to achieve market acceptance for our products. We expect to continue to face significant competition in the markets in which we intend to commercialize our products.
Many of our competitors engage in ongoing R&D, and technological developments by our competitors could render our products less competitive or obsolete, resulting in reduced sales compared to our expectations. Our ability to compete effectively and to achieve commercial success depends, in part, on our ability to: control manufacturing and marketing costs; effectively price and market our products; successfully develop an effective marketing program and an efficient supply chain; develop new products with properties attractive to customers; and commercialize our products quickly without incurring major regulatory costs. We may not be successful in achieving these factors and any such failure may adversely affect our business, results of operations and financial condition.
From time to time, certain companies that are potential competitors of ours may seek new traits or trait development technologies and may seek to license our technology. We have, in the past, entered such licensing arrangements and may continue to enter such arrangements in the future. Some of these companies may have significantly greater financial resources and may even compete with our business. In such circumstances, competitors could use our technologies to develop their own products that would compete with our products.
We also anticipate increased competition in the future as new companies enter the market and new technologies become available, particularly in the area of gene editing. Our technology may be rendered obsolete or uneconomical by technological advances or entirely different approaches developed by one or more of our competitors that are more effective or that enable them to develop and commercialize products more quickly or with lower expense than we are able to. If for any reason our technology becomes obsolete or uneconomical relative to our competitors’ technologies, this would prevent or limit our ability to generate revenues from the commercialization of our products.
Our business activities are currently conducted at a limited number of locations, which makes us susceptible to damage or business disruptions caused by natural disasters or acts of vandalism.
Our current headquarters and research and development facilities, which include an office, labs, greenhouses, field testing acreage, and a demonstration test kitchen, are primarily located in St. Louis, Missouri. Our seed production, field-testing and production and research take place primarily in the United States, with concentration in certain geographic regions. Third party warehousing for seed storage, and our limited number of processing partners (e.g., storage, transportation, crushers and refiners) are all currently located in the United States. We take precautions to safeguard our facilities, including insurance and health and safety protocols. Particularly in the case of insurance, our insurance may not cover certain losses, or our losses may exceed our coverage limits. A natural disaster, such as a hurricane, drought, fire, flood, tornado, earthquake, or other intentional or negligent acts, including acts of vandalism, could damage or destroy our equipment, inventory, development projects, field trials or data, and cause us to incur significant additional expenses to repair or replace the damaged physical facilities, which in the case of seed production may be the result of years of development work that is not easily or quickly reproduced, and increase the development schedule for our pipeline of product candidates.
To compete effectively, we must introduce new products that achieve market acceptance.
In order to remain competitive and increase revenue, we must introduce new products from our pipeline of product candidates. If we fail to anticipate or respond to technological developments, market requirements, or consumer preferences, or if we are significantly delayed in developing and introducing products, our revenues will not increase.
Development of successful agricultural products using gene-editing technologies requires significant levels of investment in R&D, including laboratory, greenhouse and field testing, to demonstrate product effectiveness and can take several years or more. We incurred R&D expenses of $26.4 million in the nine months ended September 30, 2021, $29.5 million in the year ended December 31, 2020, $24.8 million in the year ended December 31, 2019, and $13.4 million in the year ended December 31, 2018. We must commit significant resources and may incur obligations (such as royalty obligations or milestone fees) to develop new products before knowing whether our investments will result in products the market will accept and without knowing the levels of revenue, if any, that may be derived from these products.
Development of new or improved agricultural products involve risks of failure inherent in the development of products based on innovative and complex technologies. These risks include the possibility that:
•our products may not perform as expected in the field;
•our products may not receive necessary regulatory permits and governmental clearances in the markets in which we intend to sell them;
•consumer preferences, which are unpredictable and can vary greatly, may change quickly, making our products no longer desirable;
•our competitors may develop new products that taste better or have other more appealing characteristics than our products;
•our products may be viewed as too expensive by our customers as compared to competitive products;
•our products may be difficult to produce on a large scale or may not be economical to grow;
•intellectual property and other proprietary rights of third parties may prevent us or our collaborators from marketing and selling our products;
•we may be unable to patent or otherwise obtain intellectual property protection for our discoveries in the necessary jurisdictions;
•we or our collaborators may be unable to fully develop or commercialize products in a timely manner or at all; and
•third parties may develop superior or equivalent products.
Accordingly, if we experience any significant delays in the development or introduction of new products or if our new products do not achieve market acceptance, our business, operating results and financial condition would be adversely affected.
Any collaboration arrangements that we may enter in the future may not be successful, which could adversely affect our ability to develop and commercialize our product candidates.
We may seek collaboration arrangements with third parties for the development or commercialization of our products. We will face, to the extent that we decide to enter collaboration arrangements, significant competition in seeking appropriate partners. Moreover, collaboration arrangements are complex and time-consuming to negotiate, document, implement and maintain. We may not be successful in our efforts to establish and implement collaboration or other alternative arrangements should we so chose to enter such arrangements. The terms of any collaborations or other arrangements that we may establish may not be favorable to us.
If our early testing of pipeline products is unsuccessful, we may be unable to complete the development of product candidates on a timely basis or at all.
We rely on early testing and research, including greenhouse activities and field trials, to demonstrate the efficacy of product candidates that we develop and evaluate. Field trials allow us to test product candidates in the field as well as to increase seed production, and to measure performance across multiple geographies and conditions. Successful completion of early testing is critical to the success of our product development efforts. If our ongoing or future testing is unsuccessful or produces inconsistent results or unanticipated adverse effects on the agronomic performance of our crops, or if the testing does not produce reliable data, our product development efforts could be delayed, subject to additional regulatory review or abandoned entirely. In addition, in order to support our commercialization efforts, it is necessary to collect data across multiple growing seasons and from different geographies. Even in cases where initial field trials are successful, we cannot be certain that additional field trials conducted on a greater number of acres or in different geographies will also be successful. Many factors that are beyond our control may adversely affect the success of these field trials, including unique geographic conditions, weather and climatic variations, disease or pests, or acts of protest or vandalism. Field trials, which may take up to two to three years, are costly, and any field trial failures that we may experience may not be covered by insurance and, therefore, could result in increased costs, which may negatively impact our business and results of operations.
The successful commercialization of our products depends on our ability to produce high-quality products cost-effectively on a large scale and to accurately forecast demand for our products, and we may be unable to do so.
The production of commercial-scale quantities of seeds and products requires the multiplication of the plants or seeds through a succession of plantings and seed harvests. The cost-effective production of high-quality, high-volume quantities of any product candidates we successfully develop depends on our ability to scale our production processes to produce plants and seeds in enough quantity to meet demand. For example, food ingredients such as soybean oil and soy protein concentrate will require optimized production and commercialization of the underlying plant and seed harvests. We cannot assure that our existing or future seed production techniques will enable us to meet our large-scale production goals cost-effectively for the products in our pipeline. Even if we are successful in developing ways to minimize yield drag and enhance quality, we may not be able to do so cost- effectively or on a timely basis, which could adversely affect our ability to achieve profitability. If we are unable to maintain or enhance the quality of our plants and seeds as we increase our production capacity, including through the expected use of third parties, we may experience reductions in customer or farmer demand, higher costs and increased inventory write-offs.
In addition, because of the length of time it takes to produce commercial quantities of marketable seeds, we will need to make seed production decisions well in advance of product sales. Our ability to accurately forecast supply can be adversely affected by several factors outside of our control, including changes in market conditions, environmental factors, such as pests and diseases, and adverse weather conditions. A shortfall in the supply of our products may reduce product revenue, damage our reputation in the market and adversely affect relationships. Any product surplus we have on hand may negatively impact cash flows, reduce the quality of our inventory and ultimately result in write-offs of inventory.
Additionally, we will take financial risk in our inventory given that we will have to keep the inventory at its net realizable value on our balance sheet. Fluctuations in the spot price of our crops in inventory could have negative impacts on our consolidated financial statements. Any failure on our part to produce enough inventory, or overproduction of a product, could harm our business, results of operations and financial condition. In addition, our customers may cancel orders, request a decrease in quantity, or make returns, which may lead to a surplus of our products.
While we estimate that the potential size of our target markets for our products is significant, that estimate has not been independently verified and is based on certain assumptions that may not prove to be accurate. Our ability to accurately forecast demand is dependent on the timing of customer decisions, qualification cycles, and other factors outside of our control. As a result, these estimates could differ materially from actual market sizes, which could result in decreased demand for our products and therefore adversely impact our future business prospects, results of operation and financial condition.
If we fail to manage our future growth effectively, our business could be materially adversely affected.
We have grown rapidly since inception and anticipate further growth. For example, our revenues increased from $4.3 million in 2018 to $114.3 million in 2020 to $103.5 million for the nine months ended September 30, 2021. Our full-time employee count as of September 30, 2021 has grown by approximately 450% since December 31, 2018. This growth has placed significant demands on our management, financial, operational, technological and other resources. The anticipated growth and expansion of our business and our product offerings will continue to place significant demands on our management and operations teams and require significant additional resources to meet our needs, which may not be available in a cost-effective manner, or at all. If we do not effectively manage our growth, we may not be able to execute on our business plan, respond to competitive pressures, take advantage of market opportunities, satisfy customer requirements or maintain high-quality product offerings, any of which could harm our business, brand, results of operations and financial condition.
The successful commercialization of our products may face challenges from public perceptions of gene-edited products and ethical, legal, environmental, health and social concerns.
The successful commercialization of our product candidates depends, in part, on public acceptance of gene-edited agricultural products.
Consumers may not understand the nature of our technologies or the scientific distinction between our non-transgenic gene-edited products and transgenic products of competitors. Non-transgenic gene-edited products are final products that do not contain any genes foreign to the plant species. As a result, they may transfer negative perceptions and attitudes regarding transgenic products to our products and product candidates. A lack of understanding of our technologies may also make consumers more susceptible to the influence of negative information provided by opponents of biotechnology. Some opponents of biotechnology actively seek to raise public concern about gene editing, whether transgenic or non-transgenic, by claiming that plant products developed using biotechnology are unsafe for consumption or their use, pose a risk of damage to the environment, or creates legal, social and ethical dilemmas. The commercial success of our products and product candidates may be adversely affected by such claims, even if unsubstantiated. In addition, opponents of biotechnology have vandalized the fields of farmers planting biotech seeds and facilities used by biotechnology companies. Any such acts of vandalism targeting the fields of our farmers, our field-testing sites or our research, production or other facilities, could adversely affect our sales and our costs.
Negative public perceptions about gene editing can also affect the regulatory environment in the jurisdictions in which we are targeting the sale of our products and the commercialization of our product candidates. Any increase in such negative perceptions or any restrictive government regulations in response thereto, could have a negative effect on our business and may delay or impair the sale of our products or the development or commercialization of our product candidates. Even in light of compliance with regulatory protocols or following receipt of confirmation of non- regulated status in a jurisdiction, public pressure may lead to increased regulation of products produced using biotechnology, further legislation regarding novel trait development technologies, or administrative litigation concerning prior regulatory determinations, each of which could adversely affect our ability to sell our product or commercialize our product candidates. In addition, labeling requirements could heighten public concerns and make consumers less likely to purchase food products containing gene-edited ingredients.
If our products become adulterated, misbranded, or mislabeled, we might need to recall those items and may experience product liability claims if consumers or animals are injured.
We are targeting sale of our products in the human and animal food market segments. If our products become adulterated, misbranded, or mislabeled we may need to recall such products. A widespread product recall could result in significant losses due to the costs of a recall, the destruction of product inventory, and lost sales due to the unavailability of product for a period of time. We could also suffer losses from a significant product liability judgment against us. A significant product recall or product liability case could also result in adverse publicity, damage to our reputation, and a loss of consumer or purchaser confidence in our products, which could have an adverse effect on our business, results of operations and financial condition and the value of our brands.
Products that we develop, and food containing our products, may fail to meet standards established by third-party non-GMO verification organizations, which could reduce the value of our products to customers.
Certain third-party organizations offer verification programs that seek to identify non-GMO products to consumers. These organizations verify the status of products (such as foods, beverages and vitamins) as non-GMO based on independently developed standards, and often authorize the display of specific markers or labels illustrating such status on the verified product’s packaging. Standards established by such third-party organizations for the verification of non-GMO status may differ from applicable regulatory legal standards applied by regulators in the United States. As a result, notwithstanding a determination as to the non-regulated status of a product pursuant to the regulatory procedures of the Animal and Plant Health Inspection Service (“APHIS”) of the U.S. Department of Agriculture (“USDA”) (or a similar determination in other jurisdictions), our products, and third-party products that utilize our gene-edited products as ingredients, may fail to meet more restrictive or non-scientific standards imposed by these independent verification organizations.

If we are sued for defective products and if such lawsuits were determined adversely, we could be subject to substantial damages, for which insurance coverage is not available.
We may be held liable if any product we develop, or any product that uses or incorporates any of our technologies, is found unsuitable during marketing, sale or consumption. For example, the detection of an unintended trait in a commercial seed variety or the crops and products produced may result in governmental actions such as mandated crop destruction, product recalls or environmental cleanup or monitoring. Concerns about seed quality could also lead to additional regulations being imposed on our business, such as regulations related to testing procedures, mandatory governmental reviews of biotechnology advances, or additional regulations relating to the integrity of the food supply chain from the farm to the finished product.
We identified a material weakness in our internal control over financial reporting. If we are unable to remediate the material weakness, or if we identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal control over financial reporting, this may result in material misstatements or restatements of our consolidated financial statements or cause us to fail to meet our periodic reporting obligations.
As a public company, we are required to provide management’s attestation on internal control over financial reporting. Management may not be able to effectively and timely implement controls and procedures that adequately respond to the increased regulatory compliance and reporting requirements that apply to us as a public company. If we are not able to implement the additional requirements of Section 404(a) of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) in a timely manner or with adequate compliance, we may not be able to assess whether our internal control over financial reporting is effective, which may subject us to adverse regulatory consequences and could harm investor confidence and the market price of our securities.
In connection with the preparation and audit of our consolidated financial statements as of December 31, 2020 and 2019 and for each of the years ended December 31, 2020, 2019 and 2018, a material weakness was identified in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
We did not design or maintain an effective control environment commensurate with our financial reporting requirements. Specifically, we did not maintain a sufficient complement of personnel to appropriately analyze, record and disclose accounting matters commensurate with our accounting and reporting requirements. Further, we did not design and maintain formal accounting policies, procedures and controls over significant accounts and disclosures to achieve complete, and accurate financial accounting, reporting and disclosures.
The material weakness related to formal accounting policies, procedures and controls resulted in adjustments to certain accounts and disclosures. The material weakness could result in a misstatement of account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.
We have begun implementation of a plan to remediate these material weaknesses, as discussed in Item 4 of Part I of this report. These remediation measures are ongoing and include hiring additional accounting and financial reporting personnel and implementing additional policies, procedures and controls.
In order to maintain and improve the effectiveness of our internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs and significant management oversight. Our independent registered public accounting firm is not required to formally attest to the effectiveness of its internal control over financial reporting until after we are no longer an “emerging growth company” as defined in the JOBS Act. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed, or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting could adversely affect our business and operating results and could cause a decline in the price of our securities.
Our risk management strategies may not be effective

Our business includes contracting with farmers to plant and harvest our proprietary seeds. While our proprietary seeds are not commodities, we purchase crops using a commodity base price. Therefore, we can be affected by fluctuations in agricultural commodity prices. Also, our business is affected by fluctuations in agricultural commodity prices to the extent we purchase commodity seeds for processing at our processing facility. From time to time, we engage in hedging transactions to manage these risks. However, hedging techniques may not always be possible, our exposures may not always be fully hedged, and our hedging strategies may not be successful in minimizing our exposure to these fluctuations. While we have implemented risk management policies, practices, and procedures to mitigate potential losses, they may not in all cases be successful in anticipating significant risk exposures and mitigating losses that have the potential to impair our financial position.
We may need to raise additional funding to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, may force us to delay, limit, reduce or terminate our product development efforts or other operations.
Since our inception, substantially all of our resources have been dedicated to the development of our core technology and product platforms, including purchases of property, plant and equipment. We believe that we will continue to expend substantial resources for the foreseeable future as we build and enhance our capabilities and commercialize our products. These expenditures are expected to include costs associated with research and development, manufacturing and supply, as well as marketing and selling existing and new products. In particular, the high-tech greenhouse agriculture business is extremely capital intensive, and we expect to expend significant resources to complete the buildout of our facilities. These expenditures are expected to include working capital, costs of acquiring and building out new facilities, costs associated with planting and harvesting, such as the purchase of seeds and growing supplies, and the cost of attracting and retaining a skilled local labor force. In addition, other anticipated costs may arise due to the unique nature of these controlled environment agriculture facilities. In addition, other unanticipated costs may arise.
As of September 30, 2021, we had cash and cash equivalents and marketable securities of $257.0 million, term debt and notes payable of $11.2 million and an accumulated deficit of $238.4 million. During the nine months ended September 30, 2021, we incurred a net loss of $84.0 million, had negative cash flows from operating activities of $73.6 million, and violated certain financial covenants under our term debt agreement, which were subsequently amended or waived, as applicable.
Our business prospects are subject to risks, expenses, and uncertainties frequently encountered by companies in the early stages of commercial operations. To date, we have been funded primarily by equity and debt financings, including the issuance of redeemable convertible preferred stock and term debt, as well as the use of a revolving line of credit, which is subject to renewal in November of 2021. Certain of these debt financings require our wholly-owned subsidiary, Dakota Dry Bean, to comply with financial covenants that will likely require financial support from us in order for Dakota Dry Bean to remain in compliance with the financial covenants during 2021 and 2022. Further, these same debt financings require us to maintain a minimum cash balance. If we breach these covenants, the holder of the debt may declare all amounts immediately due and payable. If the covenants are breached, we plan to attempt to secure a waiver of the covenants or an amendment that modifies the covenants but there are no assurances that we will be able to comply with our future covenants without such a waiver or that we will be successful in obtaining a waiver or an amendment during 2021.
The attainment of profitable operations is also dependent upon future events, including obtaining adequate financing to complete and commercialize our research and development activities, obtaining adequate grower relationships, building our customer base, successfully executing our business and marketing strategy and hiring appropriate personnel.
Based on our history of losses, we do not expect that we will be able to fund our longer-term capital and liquidity needs to execute our business plan and pursue our strategic goals through our cash balances and operating cash flow alone. To fund our longer-term capital and liquidity needs, we expect we will need to secure additional capital. However, our business plan and financing needs are subject to change depending on, among other things:
•the number and characteristics of any additional products or manufacturing processes we develop or acquire to serve new or existing markets;
•the scope, progress, results and costs of researching and developing future products or improvements to existing products or manufacturing processes;
•the expenses associated with our sales and marketing initiatives;
•our investment in manufacturing to expand our manufacturing and production capacity;
•the costs required to fund domestic and international growth;
•any lawsuits related to our products commenced against us;
•the expenses needed to attract and retain skilled personnel;
•the costs associated with being a public company;
•the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing intellectual property claims, including litigation costs and the outcome of such litigation; and
•the timing, receipt and amount of sales of, or royalties on, any future approved products, if any.
We may obtain future additional funds through public or private equity or debt financings or other sources, such as strategic collaborations. Such financings may result in dilution to stockholders, issuance of securities with priority as to liquidation and dividend and other rights more favorable than common stock, imposition of debt covenants and repayment obligations, or other restrictions that may adversely affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe that we have sufficient funds for current or future operating plans. There can be no assurance that financing will be available to us on favorable terms, or at all. The inability to obtain financing when needed may make it more difficult for us to operate our business or implement our growth plans and we may be required to delay, limit, reduce or terminate our manufacturing, research and development activities, growth and expansion plans, establishment of sales and marketing capabilities or other activities that may be necessary to generate revenue and achieve profitability.
We depend on key management personnel and attracting, training and retaining other qualified personnel, and our business could be harmed if we lose key management personnel or cannot attract, train and retain other qualified personnel.
Our success and future growth depend largely upon the technical skills and continued service of our executive officers as well as other key employees. These executives and key employees have been primarily responsible for determining the strategic direction of the business and executing our growth strategy and are integral to our brand, culture and reputation with distributors and others in the industry. From time to time, there may be changes in our executive management team or other key employees resulting from the hiring or departure of these personnel. The loss of one or more executive officers or the failure by the executive team to effectively work with employees and lead the company, could harm our business.
Additionally, the majority of our personnel is involved in research, development, and regulatory activities and competition for these highly skilled employees is intense. Our business is therefore dependent on our ability to recruit, train and retain a highly skilled and educated workforce with expertise in a range of disciplines, including biology, biochemistry, plant genetics, agronomics, mathematics, agribusiness, and other subjects relevant to our operations. If we are unable to hire and retain skilled and highly educated personnel could limit our growth and hinder our research and development efforts. There can be no assurance that we will be successful in attracting or retaining such personnel and the failure to do so could have a material adverse effect on our business, financial condition, and results of operations.
Further, our success depends in part upon our ability to attract, train and retail a sufficient number of employees who understand and appreciate our culture and can represent our brand effectively and establish credibility with our business partners and consumers. We believe a critical component of our success has been our company culture and long-standing core values. We have invested substantial time and resources in building our team. If we are unable to hire and retain employees capable of meeting our business needs and expectations, or if we fail to preserve our company culture among a larger number of employees dispersed in various geographic regions as we continue to grow and develop the infrastructure associated with being a more mature public company, our business and brand image may be impaired. Any failure to meet our staffing needs or any material increase in turnover rates of our employees may adversely affect our business, results of operations and financial condition.
Our management has limited experience in operating a public company.
Our executive officers have limited experience in the management of a publicly traded company. Our management team may not successfully or effectively manage our transition to a public company that will be subject to significant regulatory oversight and reporting obligations under federal securities laws. Their limited experience in dealing with the increasingly complex laws pertaining to public companies could be a significant disadvantage in that it is likely that an increasing amount of their time may be devoted to these activities which will result in less time being devoted to the management and growth of our company. We may not have adequate personnel with the appropriate level of knowledge, experience, and training in the accounting policies, practices or internal controls over financial reporting required of public companies in the United States. The development and implementation of the standards and controls necessary for us to achieve the level of accounting standards required of a public company in the United States may require costs greater than expected. It is possible that we will be required to expand our employee base and hire additional employees to support our operations as a public company, which will increase out operating costs in future periods.
We will incur increased costs as a result of operating as a public company, and our management will devote substantial time to new compliance initiatives.
As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company, and these expenses may increase even more after we are no longer an emerging growth company, as defined in Section 2(a) of the Securities Act. As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules adopted, and to be adopted, by the SEC and NYSE. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, we expect these rules and regulations to substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly. The increased costs will increase our net loss. For example, we expect these rules and regulations to make it more difficult and more expensive for it to obtain director and officer liability insurance and we may be forced to accept reduced policy limits or incur substantially higher costs to maintain the same or similar coverage. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.
We rely on information technology systems and any inadequacy, failure, interruption or security breaches of those systems may harm our ability to effectively operate our business.
We are dependent on various information technology systems, including, but not limited to, networks, applications and outsourced services in connection with the current and planned operation of our business. A failure of these information technology systems to perform as anticipated could cause our business to suffer. In addition, our information technology systems may be vulnerable to damage or interruption from circumstances beyond our control, including fire, natural disasters, systems failures, viruses and security breaches. Any such damage or interruption could negatively impact our business.
The extent to which the COVID-19 pandemic and resulting deterioration of worldwide economic conditions adversely impact our business, financial condition, and operating results will depend on future developments, which are difficult to predict.
As a result of the COVID-19 pandemic, governmental authorities have implemented numerous and rapidly evolving measures to try to contain the virus, such as travel bans and restrictions, limits on gatherings, quarantines, shelter-in-place orders, and business shutdowns. In response to the COVID-19 pandemic and in accordance with governmental orders, we have also modified our business practices and implemented proactive measures to protect the health and safety of employees, including restricting employee travel, requiring, at times, remote work arrangements for non-laboratory employees, implementing social distancing, and enhanced sanitary measures in our headquarters, and cancelling attendance at events and conferences. Many of the suppliers, vendors, and service providers on whom we rely on have made similar modifications. To date, with the exception of us modifying our physical business practices, including lower travel, and delays in the receipt of certain laboratory supplies and the performance of related services, we have not experienced a material impact on business operations from the effects of COVID-19. There is no certainty measures implemented by government authorities will be sufficient to mitigate the risks posed by, or the impacts and disruptions of, the COVID-19 pandemic.
As a result of the COVID-19 pandemic and government actions to contain it, related volatility in the financial markets and deterioration of national and global economic conditions, we could experience material adverse operational and financial impacts, including:
•overall lower expenditures by potential commercial partners as a result of challenging economic circumstances arising from the COVID-19 pandemic and potentially continuing after the immediate crisis subsides;
•disruptions and delays to our R&D pipeline resulting from a shutdown of our headquarters due to expanded governmental restrictions or illness among our personnel as a result of COVID-19, increased absenteeism among employees, or delays with respect to raw materials necessary for our R&D activities;
•interruptions or delays in seed production or grain sales resulting from supply chain disruptions, including as a result of restrictions or disruptions to transportation or operational disruptions at warehousing, storage, crushing and/or refining facilities;
•overall reduced operational productivity resulting from challenges associated with remote work arrangements, limited resources available to our employees (particularly with respect to our business development employees for whom in-person access to our customers and customer prospects has been significantly limited) and increased cybersecurity risks as a result of remote access to our information systems; and
•constraints on financing opportunities resulting from dislocations in the capital markets, which may make it too costly or difficult for us to pursue public or private equity or debt financings on acceptable terms.
The degree to which COVID-19 impacts our business and results will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the severity, duration and geographic spread of the outbreak, and the global, national, and regional actions to contain the virus and address its impact, including travel restrictions imposed, business closures or business disruption.
The resumption of normal business operations after interruptions caused by COVID-19 may be delayed or constrained by lingering effects of COVID-19 on us or our suppliers, third-party service providers, counterparties in collaboration arrangement or licenses, or customers. Even after the COVID-19 outbreak has subsided, we may experience material and adverse impacts on its business, operating results, and financial condition as a result of the global economic impact of COVID-19 outbreak, including any recession that has occurred or may occur in the future.
The impact of COVID-19 may also exacerbate other risks discussed in this “Risk Factors” section, any of which could have a material effect on us. This situation is changing rapidly, and additional impacts may arise that we are not aware of currently.

Disruptions in the worldwide economy may adversely affect our business, results of operations and financial condition.
The global economy can be negatively impacted by a variety of factors such as the spread or fear of spread of contagious diseases (such as the recent COVID-19 pandemic) in locations where our products are sold, man-made or natural disasters, actual or threatened war, terrorist activity, political unrest, civil strife and other geopolitical uncertainty. Such adverse and uncertain economic conditions may impact distributor, retailer, foodservice and consumer demand for our products. In addition, our ability to manage normal commercial relationships with our suppliers, co-manufacturers, distributors, retailers, restaurant and foodservice customers and consumers and creditors may suffer. Consumers may shift purchases to lower-priced or other perceived value offerings during economic downturns as a result of various factors, including job losses, inflation, higher taxes, reduced access to credit, change in federal economic policy and recent international trade disputes. In particular, consumers may reduce the amount of plant-based food products that they purchase where there are conventional animal-based protein offerings, which generally have lower retail prices. In addition, consumers may choose to purchase private label products rather than branded products because they are generally less expensive. A decrease in consumer discretionary spending may also result in consumers reducing the frequency and amount spent on food prepared away from home. Distributors, retailers and foodservice customers may become more conservative in response to these conditions and seek to reduce their inventories. Our results of operations depend upon, among other things, our ability to maintain and increase sales volume with our existing distributors, retailer and foodservice customers, our ability to attract new consumers, the financial condition of our consumers and our ability to provide products that appeal to consumers at the right price. Decreases in demand for our products without a corresponding decrease in costs would put downward pressure on margins and would negatively impact our financial results. Prolonged unfavorable economic conditions or uncertainty may have an adverse effect on our sales and profitability and may result in consumers making long-lasting changes to their discretionary spending behavior on a more permanent basis.
Future acquisitions or investments could disrupt our business and harm our financial condition.
We may pursue acquisitions or investments that we believe will help us achieve our strategic objectives. We may not be able to find suitable acquisition candidates, and even if we do, we may not be able to complete acquisitions on favorable terms, if at all. If we do complete acquisitions, we may not ultimately achieve our goals or realize the anticipated benefits. The pursuit of acquisitions and any integration process will require significant time and resources and could divert management time and focus from operation of our then-existing business, and we may not be able to manage the process successfully. Any acquisitions we complete could be viewed negatively by our customers or consumers. An acquisition, investment or business relationship may result in unforeseen operating difficulties and expenditures, including disrupting our ongoing operations and subjecting us to additional liabilities, increasing our expenses, and adversely impacting our business, financial condition and operating results. Moreover, we may be exposed to unknown liabilities related to the acquired company or product, and the anticipated benefits of any acquisition, investment or business relationship may not be realized if, for example, we fail to successfully integrate such acquisition into our company. To pay for any such acquisitions, we would have to use cash, incur debt, or issue equity securities, each of which may affect our financial condition or the value of our securities and could result in dilution to our stockholders. If we incur more debt it would result in increased fixed obligations and could also subject us to covenants or other restrictions that would impede our ability to manage our operations. Our acquisition strategy could require significant management attention, disrupt our business and harm our business, financial condition and results of operations.
Risks Relating to Our Industry
The overall agricultural industry is susceptible to commodity price changes and we are exposed to market risks from changes in commodity prices.
Conditions in the U.S. agricultural industry significantly impact our operating results. Changes in the prices of commodities products could result in higher overall cost along the agricultural supply chain, which may negatively affect our ability to commercialize our products. We are susceptible to changes in costs in the agricultural industry as a result of factors beyond our control, such as general economic conditions, seasonal fluctuations, weather conditions, demand, food safety concerns, product recalls and government regulations. As a result, we may not be able to anticipate or react to changing costs by adjusting our practices, which could cause our operating results to deteriorate.
Adverse weather conditions, natural disasters, crop disease, pests and other natural conditions can impose significant costs and losses on our business.
The ability to grow our products is vulnerable to adverse weather conditions, including windstorms, floods, drought and temperature extremes, which are quite common but difficult to predict, the effects of which may be influenced and intensified by ongoing global climate change. Unfavorable growing conditions can reduce both crop size and crop quality. In extreme cases, entire harvests may be lost in some geographic areas. Such adverse conditions can result in harvesting delays or loss of crops for farmers and cause us to be delayed, or to fail entirely in delivering product to customers, resulting in loss of revenue.

Furthermore, significant fluctuations in market prices for agricultural inputs and crops could also have an adverse effect on the prices of our products.
The ability to grow our products is also vulnerable to crop disease and to pests, which may vary in severity and effect, depending on the stage of production at the time of infection or infestation, the type of treatment applied, climatic conditions and the risks associated with ongoing global climate change. The costs to control disease and other infestations vary depending on the severity of the damage and the extent of the plantings affected. Moreover, there can be no assurance that available technologies to control such infestations will continue to be effective. These infestations can also increase costs, decrease revenues and lead to additional charges to earnings, which may have a material adverse effect on our business, financial position and results of operations.
Risks Relating to Regulatory and Legal Matters
The regulatory environment in the United States for our current and future products is uncertain and evolving.
Changes in applicable regulatory requirements could result in a substantial increase in the time and costs associated with developing our products and negatively impact our operating results. While the USDA and U.S. Food and Drug Administration (“FDA”) currently have petition processes that we have successfully completed in the past, these processes and the manner in which the USDA and FDA interpret their own regulations may change in the future, negatively impacting our speed to market and cost to launch product candidates. We cannot predict whether advocacy groups will challenge existing regulations and USDA or FDA determinations or whether the USDA or FDA will alter the manner in which it interprets its own regulations or institutes new regulations, or otherwise modifies regulations in a way that will subject our products to more burdensome standards, thereby substantially increasing the time and costs associated with developing our product candidates.
The regulatory environment outside the United States varies greatly from jurisdiction to jurisdiction and there is less certainty how our products will be regulated.
The regulatory environment around gene editing in plants for food ingredients is greatly uncertain outside of the United States and varies greatly from jurisdiction to jurisdiction. Each jurisdiction may have its own regulatory framework regarding genetically modified foods, which may include restrictions and regulations on planting and growing genetically modified plants and in the consumption and labeling of genetically modified foods, and which may encapsulate our products. To the extent regulatory frameworks outside of the United States are not receptive to our gene-editing technologies, this may limit our ability to expand into other global markets.
Complying with the regulatory requirements outside the United States will be costly and time-consuming, and there is no guarantee we will be able to commercialize our products outside the United States.
We cannot predict whether or when any jurisdiction will change its regulations with respect to our products. Advocacy groups have engaged in publicity campaigns and filed lawsuits in various countries against companies and regulatory authorities, seeking to halt regulatory approval or clearance activities or influence public opinion against genetically engineered and/or gene-edited products. In addition, governmental reaction to negative publicity concerning our products could result in greater regulation of genetic research and derivative products or regulatory costs that render our products cost prohibitive.
The scale of the commodity food and agricultural industry may make it difficult to monitor and control the distribution of our products. As a result, our products may be sold inadvertently within jurisdictions where they are not approved for distribution. Such sales may lead to regulatory challenges or lawsuits against us, which could result in significant expenses and management attention.
Government policies and regulations, particularly those affecting the agricultural sector and related industries, could adversely affect our operations and profitability.
Agricultural production and trade flows are subject to government policies and regulations. Governmental policies and approvals of technologies affecting the agricultural industry, such as taxes, tariffs, duties, subsidies, incentives and import and export restrictions on agricultural commodities and commodity products can influence the planting of certain crops, the location and size of crop production, and the volume and types of imports and exports. In addition, as we grow our business, we may be required to secure additional permits and licenses. For example, we get a seed permit from each state where we sell seed and, as we expand into additional states, we will be required to acquire seed permits in those additional states. Finally, future government policies in the United States or in other countries may discourage our customers from using our products or encourage the use of products more advantageous to our competitors, which would put us at a commercial disadvantage and could negatively impact our future revenues and results of operations.

We may use biological materials in our business and are subject to numerous environmental, health and safety laws and regulations. Compliance with such laws and regulations and any claims relating to improper handling, storage or disposal of these materials could be time consuming and costly.
We are subject to numerous federal, state, local and foreign environmental, health and safety laws and regulations, including those governing laboratory procedures, the handling, use, storage, treatment, manufacture and disposal of hazardous materials and wastes, discharge of pollutants into the environment and human health and safety matters. Our R&D processes involve the controlled use of hazardous materials, including biological materials. We may be sued for any injury or contamination that results from our use or the use by third parties of these materials, or may otherwise be required to remediate such contamination, and our liability may exceed any insurance coverage and our total assets. Compliance with environmental, health and safety laws and regulations may be expensive and may impair our R&D efforts. If we fail to comply with these requirements, we could incur substantial costs and liabilities, including civil or criminal fines and penalties, clean-up costs or capital expenditures for control equipment or operational changes necessary to achieve and maintain compliance. In addition, we cannot predict the impact on our business of new or amended environmental, health and safety laws or regulations or any changes in the way existing and future laws and regulations are interpreted and enforced. These current or future laws and regulations may impair our research, development or production efforts or result in increased expense of compliance.
Litigation or legal proceedings could expose us to significant liabilities and have a negative impact on our reputation or business.
From time to time, we may be party to various claims and litigation proceedings. We evaluate these claims and litigation proceedings to assess the likelihood of unfavorable outcomes and to estimate, if possible, the amount of potential losses. Based on these assessments and estimates, we may establish reserves, as appropriate. These assessments and estimates are based on the information available to management at the time and involve a significant amount of management judgment. Actual outcomes or losses may differ materially from our assessments and estimates. We are not currently party to any material litigation. Even when not merited, the defense of these lawsuits may divert management’s attention, and we may incur significant expenses in defending these lawsuits. The results of litigation and other legal proceedings are inherently uncertain, and adverse judgments or settlements in some of these legal disputes may result in adverse monetary damages, penalties or injunctive relief against us, which could negatively impact our financial position, cash flows or results of operations. Any claims or litigation, even if fully indemnified or insured, could damage our reputation and make it more difficult to compete effectively or to obtain adequate insurance in the future.
Furthermore, while we maintain insurance for certain potential liabilities, such insurance does not cover all types and amounts of potential liabilities and is subject to various exclusions as well as caps on amounts recoverable. Even if we believe a claim is covered by insurance, insurers may dispute our entitlement to recovery for a variety of potential reasons, which may affect the timing and, if the insurers prevail, the amount of our recovery.
Our ability to use net operating loss carryforwards and other tax attributes may be limited in connection with the merger or other ownership changes.
We have incurred losses during our history and do not expect to become profitable in the near future and may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire, if at all. As of December 31, 2020, we had U.S. federal net operating loss carryforwards of approximately $136.9 million.
Under the Tax Cuts and Jobs Act (the “Tax Act”), as modified by the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), U.S. federal net operating loss carryforwards generated in taxable periods beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such net operating loss carryforwards in taxable years beginning after December 31, 2020, is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to the Tax Act or the CARES Act.
In addition, our net operating loss carryforwards are subject to review and possible adjustment by the U.S. Internal Revenue Services (the “IRS”), and state tax authorities. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), our federal net operating loss carryforwards and other tax attributes may become subject to an annual limitation in the event of certain cumulative changes in our ownership. An “ownership change” pursuant to Section 382 of the Code generally occurs if one or more stockholders or groups of stockholders who own at least 5% of a company’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Our ability to utilize our net operating loss carryforwards and other tax attributes to offset future taxable income or tax liabilities may be limited as a result of ownership changes, including potential changes in connection with the business combination or other transactions. Similar rules may apply under state tax laws. We have not yet determined the amount of the cumulative change in our ownership resulting from the merger or other transactions, or any resulting limitations on our ability to utilize our net operating loss carryforwards and other tax attributes. If we earn taxable income, such limitations could result in increased future income tax liability to us and our future cash flows could be adversely affected. We have recorded a valuation allowance related to our net operating loss carryforwards and other deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets.
Risks Relating to Intellectual Property
Patents and patent applications involve highly complex legal and factual questions, which, if determined adversely to us, could negatively impact our competitive position.
The patent positions of biotechnology companies and other actors in our fields of business can be highly uncertain and involve complex scientific, legal and factual analyses. The interpretation and breadth of claims allowed in some patents covering biological compositions may be uncertain and difficult to determine and are often affected materially by the facts and circumstances that pertain to the patented compositions and the related patent claims. The issuance and scope of patents cannot be predicted with certainty. Patents, if issued, may be challenged, invalidated, narrowed or circumvented. Challenges to our or our licensors’ patents and patent applications, if successful, may result in the denial of our or our licensors’ patent applications or the loss or reduction in their scope. In addition, defending against such challenges may be costly and involve the diversion of significant management time. Accordingly, rights under any of our patents may not provide us with enough protection against competitive products or processes and any loss, denial or reduction in scope of any of such patents and patent applications may have a material adverse effect on our business.
Even if not challenged, our patents and patent applications may not adequately protect our product candidates or technology or prevent others from designing their products or technology to avoid being covered by our patent claims. If the breadth or strength of protection provided by the patents we own or license is threatened, it could dissuade companies from partnering with us to develop, and could threaten our ability to successfully commercialize, our product candidates.
If we fail to obtain and maintain patent protection and trade secret protection of our product candidates and technology, we could lose our competitive advantage and competition we face would increase, reducing any potential revenues and have a material adverse effect on our business.
We will not seek to protect our intellectual property rights in all jurisdictions throughout the world and we may not be able to adequately enforce our intellectual property rights even in the jurisdictions where we seek protection.
Filing, prosecuting and defending patents in all countries and jurisdictions throughout the world would be prohibitively expensive. Patent prosecution must be sought on a country-by-country basis, which is an expensive and time-consuming process with uncertain outcomes. Our intellectual property rights in some countries outside the United States could be less extensive than those in the United States, assuming that rights are obtained in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions.
Competitors may use our technologies in jurisdictions where we or our licensors do not pursue and obtain patent protection. Further, competition may export otherwise infringing products to territories where we or our licensors have patent protection, but where the ability to enforce those patent rights is not as strong as in the United States. These products may compete with our products and our intellectual property rights and such rights may not be effective or enough to prevent such competition.
In addition, changes in, or different interpretations of, patent laws in the United States and other countries may permit others to use our discoveries or to develop and commercialize our technology and products without providing any notice or compensation to us or may limit the scope of patent protection that we or our licensors are able to obtain. The laws of some countries do not protect intellectual property rights to the same extent as United States laws and those countries may lack adequate rules and procedures for defending our intellectual property rights.
Furthermore, proceedings to enforce our patent rights and other intellectual property rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly, could put our or our licensors’ patent applications at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded to us, if any, may not be commercially meaningful, while the damages and other remedies we may be ordered to pay such third parties may be significant. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.
Third parties may assert rights to inventions we develop or otherwise regard as our own.
Third parties may in the future make claims challenging the inventorship or ownership of our or our licensors’ intellectual property. We may face claims by third parties that our agreements with employees, contractors, or consultants obligating them to assign intellectual property to us are ineffective or are in conflict with prior or competing contractual obligations of assignment. Litigation may be necessary to resolve an ownership dispute, and if we are not successful, we may be precluded from using certain intellectual property and associated products and technology or may lose our rights in that intellectual property.
We may be unsuccessful in developing, licensing or acquiring intellectual property that may be required to develop and commercialize our product candidates.
Our programs may involve additional product candidates that may require the use of intellectual property or proprietary rights held by third parties; the growth of our business may depend in part on our ability to acquire, in-license or use these intellectual property and proprietary rights.
However, we may be unable to acquire or in-license any third-party intellectual property or proprietary rights that may be key to development. Even if we can acquire or in-license such rights, we may be unable to do so on commercially reasonable terms. The licensing and acquisition of third-party intellectual property and proprietary rights is a competitive area, and several more established companies are also pursuing strategies to license or acquire third-party intellectual property and proprietary rights that we may consider attractive or necessary. These established companies may have a competitive advantage over us due to their size, capital resources and agricultural development and commercialization capabilities.
In addition, companies that perceive us to be a competitor may be unwilling to assign or license intellectual property and proprietary rights to us. We also may be unable to license or acquire third-party intellectual property and proprietary rights on terms that would allow us to make an appropriate return on our investment or at all. If we are unable to successfully acquire or in-license rights to required third-party intellectual property and proprietary rights or maintain the existing intellectual property and proprietary rights we have, we may have to cease development of the relevant program, product or product candidate, which could have a material adverse effect on our business.
Risks Relating to the Warrants
The Warrants are exercisable for common stock, which would increase the number of shares eligible for future resale in the public market and result in dilution to stockholders.
Outstanding Warrants to purchase an aggregate of 16.6 million shares of common stock are exercisable twelve (12) months from the consummation of STPC’s IPO (January 8, 2022). Each warrant entitles the holder thereof to purchase one (1) share of common stock at a price of $11.50 per whole share, subject to adjustment. The Warrants may be exercised only for a whole number of shares of common stock. To the extent such Warrants are exercised, additional shares of common stock will be issued, which will result in dilution to the then existing holders of common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our common stock.
We may amend the terms of the Public Warrants in a manner that may be adverse to holders of Public Warrants with the approval by the holders of at least 65% of the then-outstanding Public Warrants. As a result, the exercise price of the Public Warrants could be increased, the exercise period could be shortened and the number of shares of common stock purchasable upon exercise of a Public Warrant could be decreased, all without your approval.
The Private Placement Warrants and the Public Warrants (collectively, the “Warrants”) were issued in registered form under a warrant agreement (the “Warrant Agreement”) between us and Continental Stock Transfer & Trust Company (“CST”), as warrant agent. The Warrant Agreement provides that the terms of the Private Placement Warrants and the Public Warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 65% of the then-outstanding Public Warrants to make any change that adversely affects the interests of the registered holders of the Public Warrants. Accordingly, we may amend the terms of the Public Warrants in a manner adverse to a holder if holders of at least 65% of the then-outstanding Public Warrants approve of such amendment.

Although our ability to amend the terms of the Public Warrants with the consent of at least 65% of the then-outstanding Public Warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the Public Warrants, convert the Public Warrants into cash or stock, shorten the exercise period or decrease the number of shares of common stock purchasable upon exercise of a Public Warrant.
We may redeem unexpired Public Warrants prior to their exercise at a time that is disadvantageous to you, thereby making the Public Warrants worthless.
We have the ability to redeem outstanding Public Warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any twenty (20) trading days within a thirty (30) trading-day period commencing once the Public Warrants become exercisable and ending on the third trading day prior to the date on which we give proper notice of such redemption and provided certain other conditions are met. If and when the Public Warrants become redeemable by us, we may not exercise our redemption right if the issuance of shares of common stock upon exercise of the Public Warrants is not exempt from registration or qualification under applicable state blue sky laws or we are unable to effect such registration or qualification. We will use our best efforts to register or qualify such shares of common stock under the blue sky laws of the state of residence in those states in which the Public Warrants were offered. Redemption of the outstanding Public Warrants could force warrantholders (i) to exercise their Public Warrants and pay the exercise price therefor at a time when it may be disadvantageous to do so, (ii) to sell their Public Warrants at the then-current market price when a warrantholder might otherwise wish to hold its Public Warrants or (iii) to accept the nominal redemption price which, at the time the outstanding Public Warrants are called for redemption, is likely to be substantially less than the market value of the Public Warrants. The Public Warrants are currently listed on the NYSE under the symbol “BHIL WS.”
Holders of our Warrants will have no rights as a common stockholder until such holders exercise their Warrants and acquire our common stock.
Until a warrant holder acquires shares of common stock upon exercise of their Warrants, they will have no rights with respect to the shares of our common stock underlying such Warrants. Upon exercise of their Warrants, they will be entitled to exercise the rights of a common stockholder only as to matters for which the record date occurs after the exercise date.
Additional Risks Relating to Ownership of Our Securities
The future exercise of registration rights may adversely affect the market price of our common stock.
Certain of our stockholders have registration rights for restricted securities. Upon consummation of the Merger, the Company, the Sponsor, and certain other holders of our common stock (collectively, the “IRA Parties”) entered into that certain Investor Rights Agreement (the “IRA”), which provides for customary “demand” and “piggyback” registration rights, including an agreement to file a resale registration statement for the benefit of either or both of the Existing Investors (as defined in the IRA) or the New Investors (as defined in the IRA) when certain conditions are met. Sales of a substantial number of shares of common stock pursuant to any such resale registration statement in the public market could occur at any time such resale registration statement remains effective. In addition, certain registration rights holders can require underwritten offerings to sell their securities. These sales, or the perception in the market that holders of a large number of shares intend to sell shares, could reduce the market price of our common stock.
We qualify as an “emerging growth company” within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, it could make our securities less attractive to investors and may make it more difficult to compare our performance to the performance of other public companies.
We qualify as an “emerging growth company” as defined in the JOBS Act. As such, we are eligible for and intend to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies for as long as we continue to be an emerging growth company, including, but not limited to, (a) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, (b) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and (c) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We will remain an emerging growth company until the earliest of (1) the last day of the fiscal year (a) following January 8, 2026, (b) in which we have total annual gross revenue of at least $1.07 billion, or

(c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th subject to compliance with periodic reporting requirements for a period of at least twelve (12) months, and (2) the date on which hawse have issued more than $1.0 billion in non-convertible debt securities during the prior three (3) year period. Investors may find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.
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
The NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.
In order to continue listing our securities on the NYSE, we will be required to maintain certain financial, distribution and stock price levels. Generally, we will be required to maintain a minimum market capitalization (generally $50,000,000) and a minimum number of holders of our securities (generally 300 public holders).
If NYSE delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:
•a limited availability of market quotations for our securities;
•reduced liquidity for our securities;
•a determination that our common stock is a “penny stock” which will require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
•a limited amount of news and analyst coverage; and
•a decreased ability to issue additional securities or obtain additional financing in the future.
The Warrants are accounted for as liabilities and the changes in value of such warrants could have a material effect on our financial results.
On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (‘SPACs’)” (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the Warrant Agreement.
As a result of the SEC Statement, we reevaluated the accounting treatment of the Warrants, and determined to classify the Warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings. Accounting Standards Codification 815, Derivatives and Hedging, provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. Our consolidated financial statements and results of operations may fluctuate quarterly, as a result of the recurring fair value measurement of the Warrants, based on factors which are outside of our control. Due to the recurring fair value measurement, we may recognize non-cash gains or losses on the Warrants each reporting period and that the amount of such gains or losses could be material. The impact of changes in fair value on earnings may have an adverse effect on the market price of our securities.

Our stock price may change significantly and you could lose all or part of your investment as a result.
The trading price of our common stock is likely to be volatile. The stock market recently has experienced extreme volatility. This volatility often has been unrelated or disproportionate to the operating performance of particular companies. You may not be able to resell your shares at an attractive price due to a number of factors such as those listed in “Risks Relating to Our Business and Industry” and the following:
•results of operations that vary from the expectations of securities analysts and investors;
•results of operations that vary from those of our competitors;
•the impact of the COVID-19 pandemic and its effect on our business and financial conditions;
•changes in expectations as to our future financial performance, including financial estimates and investment recommendations by securities analysts and investors;
•declines in the market prices of stocks generally;
•strategic actions by us or our competitors;
•announcements by us or our competitors of significant contracts, acquisitions, joint ventures, other strategic relationships or capital commitments;
•any significant change in our management;
•changes in general economic or market conditions or trends in our industry or markets;
•changes in business or regulatory conditions, including new laws or regulations or new interpretations of existing laws or regulations applicable to our business;
•future sales of our common stock or other securities;
•investor perceptions or the investment opportunity associated with our common stock relative to other investment alternatives;
•the public’s response to press releases or other public announcements by us or third parties, including our filings with the SEC;
•litigation involving us, our industry, or both, or investigations by regulators into our operations or those of our competitors;
•guidance, if any, that we provides to the public, any changes in this guidance or our failure to meet this guidance;
•the development and sustainability of an active trading market for our stock;
•actions by institutional or activist stockholders;
•changes in accounting standards, policies, guidelines, interpretations or principles; and
•other events or factors, including those resulting from natural disasters, war, acts of terrorism or responses to these events.
These broad market and industry fluctuations may adversely affect the market price of our common stock, regardless of our actual operating performance. In addition, price volatility may be greater if the public float and trading volume of our common stock is low.
In the past, following periods of market volatility, stockholders have instituted securities class action litigation. If we were involved in securities litigation, it could have a substantial cost and divert resources and the attention of executive management from our business regardless of the outcome of such litigation.
Because there are no current plans to pay cash dividends on our common stock for the foreseeable future, you may not receive any return on investment unless you sell your common stock for a price greater than that which you paid for it.
We intend to retain future earnings, if any, for future operations, expansion and debt repayment and there are no current plans to pay any cash dividends for the foreseeable future. The declaration, amount and payment of any future dividends on shares of our common stock will be at the sole discretion of our board of directors. Our board of directors may take into account general and economic conditions, our financial condition and results of operations, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax, and regulatory restrictions, implications on the payment of dividends by us to our stockholders or by our subsidiaries to us and such other factors as our board of directors may deem relevant. In addition, our ability to pay dividends is limited by covenants of our existing and outstanding indebtedness and may be limited by covenants of any future indebtedness we incur. As a result, you may not receive any return on an investment in our common stock unless you sell our common stock for a price greater than that which you paid for it.
If securities analysts do not publish research or reports about our business or if they downgrade our common stock or our sector, our common stock price and its trading volume could decline.
The trading market for our common stock will rely in part on the research and reports that industry or financial analysts publish about us or our business. We will not control these analysts. In addition, some financial analysts may have limited expertise with our model and operations. Furthermore, if one or more of the analysts who do cover our business downgrade our common stock or industry, or the stock of any of our competitors, or publish inaccurate or unfavorable research about our business, the price of our common stock could decline. If one or more of these analysts ceases coverage of us or fails to publish reports on it regularly, we could lose visibility in the market, which in turn could cause our stock price or trading volume to decline.
Future sales, or the perception of future sales, by us or our stockholders in the public market following the merger could cause the market price of our common stock to decline.
The sale of shares of our common stock in the public market, or the perception that such sales could occur, could harm the prevailing market price of shares of our common stock. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.
In connection with the Merger, certain substantial holders of our common stock have agreed, subject to certain exceptions, (i) not to transfer or dispose of their shares of our common stock until (x) the earlier of six (6) months after the consummation of the Merger and (y) the date after the closing on which we complete a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of our stockholders having the right to exchange their equity holdings in us for cash, securities or other property, and (ii) not engage, directly or indirectly, in any short sales or other hedging or derivative transactions involving our common stock or Warrants beginning on the date that the merger agreement is executed and ended six (6) months after the consummation of the Merger. In addition, the Sponsor and certain of its transferees have agreed, subject to certain exceptions, not to transfer or dispose of their shares of our common stock during the period from the date of the closing of the Merger through the earlier of (i) the first anniversary of the consummation of Merger, (ii) the date that the closing price of our common stock equals or exceeds $12.00 (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like), for twenty (20) trading days within any thirty (30) trading day period following the 150th day following the Merger and (iii) the consummation of a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of our stockholders having the right to exchange their shares of our common stock for cash, securities or other property.
Upon the expiration or waiver of the lock-ups described above, shares of our common stock held by certain other of our stockholders will be eligible for resale, subject to volume, manner of sale and other limitations under Rule 144, when such rule becomes applicable to us. In addition, pursuant to the IRA, the IRA Parties will have the right, subject to certain conditions, to require us to register the sale of their shares of our common stock under the Securities Act. By exercising their registration rights and selling a large number of shares, these stockholders could cause the prevailing market price of our common stock to decline.
As restrictions on resale end or if these stockholders exercise their registration rights, the market price of shares of our common stock could drop significantly if the holders of these shares sell them or are perceived by the market as intending to sell them. These factors could also make it more difficult for us to raise additional funds through future offerings of shares of our common stock or other securities.
In addition, the shares of our common stock reserved for future issuance under our equity incentive plans will become eligible for sale in the public market once those shares are issued, subject to provisions relating to various vesting agreements, lock-up agreements and, in some cases, limitations on volume and manner of sale applicable to affiliates under Rule 144, as applicable. We expect to file one or more registration statements on Form S-8 under the Securities Act to register shares of our common stock or securities convertible into or exchangeable for shares of our common stock issued pursuant to our equity incentive plans. Any such Form S-8 registration statements will automatically become effective upon filing. Accordingly, shares registered under such registration statements will be available for sale in the open market.
In the future, we may also issue our securities in connection with investments or acquisitions. The amount of shares of our common stock issued in connection with an investment or acquisition could constitute a material portion of our then-outstanding shares of common stock. Any issuance of additional securities in connection with investments or acquisitions may result in additional dilution to our stockholders.
Anti-takeover provisions in our organizational documents could delay or prevent a change of control.
Certain provisions of our second amended and restated certificate of incorporation and amended and restated bylaws have an anti-takeover effect and may delay, defer or prevent a merger, acquisition, tender offer, takeover attempt or other change of control transaction that a stockholder might consider in its best interest, including those attempts that might result in premium over the market price for the shares held by our stockholders.
These provisions, among other things:
•authorize our board of directors to issue new series of preferred stock without stockholder approval and create, subject to applicable law, a series of preferred stock with preferential rights to dividends or our assets upon liquidation, or with superior voting rights to our existing common stock;

•eliminate the ability of stockholders to call special meetings of stockholders;
•eliminate the ability of stockholders to fill vacancies on our board of directors;
•establish advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by stockholders at our annual stockholder meetings;
•permit our board of directors to establish the number of directors, provided that the board must consist of at least five and no more than fifteen directors;
•provide that our board of directors is expressly authorized to make, alter or repeal our amended and restated bylaws;
•require, prior to the third anniversary of the closing of the Merger, the affirmative vote of at least 66 2∕3% of the voting power of the outstanding shares of capital stock entitled to vote thereon, voting together as a single class, to amend our amended and restated bylaws and specific provisions of our second amended and restated certificate of incorporation; and
•limit the jurisdictions in which certain stockholder litigation may be brought.
As a Delaware corporation, we are subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law (the “DGCL”), which prohibits a Delaware corporation from engaging in a business combination specified in the statute with an interested stockholder (as defined in the statute) for a period of three (3) years after the date of the transaction in which the person first becomes an interested stockholder, unless the business combination is approved in advance by a majority of the independent directors or by the holders of at least two-thirds of the outstanding disinterested shares. The application of Section 203 of the DGCL could also have the effect of delaying or preventing a change of control of our company
These anti-takeover provisions could make it more difficult for a third-party to acquire us, even if the third-party’s offer may be considered beneficial by many of our stockholders. As a result, our stockholders may be limited in their ability to obtain a premium for their shares. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing and to cause us to take other corporate actions you desire.
Our second amended and restated certificate of incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or stockholders.
Our second amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the sole and exclusive forum, to the fullest extent permitted by law, for (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a breach of a fiduciary duty owed by any director, officer or other employee to us or our stockholders, (3) any action asserting a claim against us or any director, officer, or other employee arising pursuant to the DGCL, (4) any action to interpret, apply, enforce, or determine the validity of our second amended and restated certificate of incorporation or amended and restated bylaws, or (5) any other action asserting a claim that is governed by the internal affairs doctrine, shall be the Court of Chancery of the State of Delaware (or another state court or the federal court located within the State of Delaware if the Court of Chancery does not have or declines to accept jurisdiction), in all cases subject to the court’s having jurisdiction over indispensable parties named as defendants. In addition, our second amended and restated certificate of incorporation provides that the federal district court for the District of Delaware (or, in the event such court does not have jurisdiction, the federal district courts of the United States) will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act but that the forum selection provision will not apply to claims brought to enforce a duty or liability created by the Exchange Act. Although we believe these provisions benefit us by providing increased consistency in the application of Delaware law for the specified types of actions and proceedings, the provisions may have the effect of discouraging lawsuits against us or our directors and officers. Alternatively, if a court were to find the choice of forum provision contained in our second amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, financial condition, and operating results. For example, under the Securities Act, federal courts have concurrent jurisdiction over all suits brought to enforce any duty or liability created by the Securities Act, and investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Any person or entity purchasing or otherwise acquiring any interest in our shares of capital stock shall be deemed to have notice of and consented to this exclusive forum provision, but will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder.
Certain of our stockholders, including the Sponsor, may engage in business activities which compete with us or otherwise conflict with our interests.
The Sponsor is in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. Our second amended and restated certificate of incorporation provides that none of the Sponsor, any of their respective affiliates or any director who is not employed by us (including any non-employee director who serves as one of our officers in both his or her director and officer capacities) or his or her affiliates will have any duty to refrain from engaging, directly or indirectly, in the same business activities or similar business activities or lines of business in which we operate. The Sponsor also may pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The information required by this Item 2 was previously included in our Current Report on Form 8-K filed with the SEC on October 5, 2021.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit	Description
2.1†
Agreement and Plan of Merger, dated as of May 8, 2021, by and among Star Peak Corp II, STPC II Merger Sub Corp. and Benson Hill, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on May 10, 2021).

3.1	Second Amended and Restated Certificate of Incorporation of Benson Hill. Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 5, 2021).
3.2	Amended and Restated Bylaws of Benson Hill, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on October 5, 2021).
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 5, 2021).
4.2	Form of Warrant Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on October 5, 2021).
4.3
Warrant Agreement, dated as of January 8, 2021, by and between Benson Hill, Inc. and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 8, 2021).

4.4*	Investor Rights Agreement, dated as of September 29, 2021, by and among Benson Hill, Inc. and certain of its stockholders.
4.5	Form of Lock-Up Agreement (incorporated by reference to Annex H to the Company’s definitive Proxy Statement/Prospectus filed on September 2, 2021).
10.1	Form of Subscription Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on May 10, 2021).
10.2
Escrow Agreement, dated as of September 29, 2021, by and among Benson Hill, Inc., Shareholder Representative Services LLC, and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 5, 2021).

10.3	Benson Hill, Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Annex I to the Company’s definitive Proxy Statement/Prospectus, filed on September 2, 2021).
10.4	Benson Hill Biosystems, Inc. 2012 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 filed on October 22, 2021).
10.5*#	Employment Agreement, dated as of September 29, 2021, by and between Benson Hill, Inc. and Matthew B. Crisp.
10.6*#	Employment Agreement, dated as of September 29, 2021, by and between Benson Hill, Inc. and DeAnn Brunts.
10.7*#	Employment Agreement, dated as of September 29, 2021, by and between Benson Hill, Inc. and Jason Bull.
10.8*#	Employment Agreement, dated as of September 29, 2021, by and between Benson Hill, Inc. and Bruce Bennett.
10.9#	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on October 5, 2021).
10.10#
Benson Hill, Inc. Executive Severance Plan (incorporated by reference to Exhibit 10.9 to Amendment No. 4 to the Company’s Registration Statement on Form S-4 (File No. 333-256161) filed on August 30, 2021).

10.11*#	Form of Benson Hill, Inc. Restricted Stock Unit Agreement — Earn Out Award for Matthew Crisp granted under the Benson Hill, Inc. 2021 Omnibus Incentive Plan.
10.12*#	Form of Benson Hill, Inc. Restricted Stock Unit Agreement — Earn Out Award for DeAnn Brunts granted under the Benson Hill, Inc. 2021 Omnibus Incentive Plan.
10.13*#	Form of Benson Hill, Inc. Restricted Stock Unit Agreement — Earn Out Award for Jason Bull granted under the Benson Hill, Inc. 2021 Omnibus Incentive Plan.
10.14*#	Form of Benson Hill, Inc. Restricted Stock Unit Agreement — Earn Out Award for Yevgeny Fundler granted under the Benson Hill, Inc. 2021 Omnibus Incentive Plan.
10.15*	Sublease Agreement dated as of August 9, 2019, as amended, by and between Edge @ BRDG, LLC and Benson Hill Holdings, Inc. (formerly known as Benson Hill, Inc.).
10.16*	Lease Agreement dated as of November 4, 2020, as amended, by and between 1200 Research Owner, LLC and Benson Hill Holdings, Inc.
10.17*	Credit Agreement, dated as of April 11, 2019, as amended, by and between Dakota Dry Bean Inc. as Borrower and First National Bank of Omaha as Lender.

Exhibit	Description
21.1	Subsidiaries of Benson Hill, Inc. (incorporated by reference to Exhibit 21.1 to the Company’s Current Report on Form 8-K filed on October 5, 2021).
31.1*	Certification of Benson Hill, Inc.’s Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Benson Hill. Inc.’s Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Benson Hill, Inc.’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
___________________
*    Filed herewith.
**    Furnished herewith.
†    Certain of the exhibits and schedules of this Exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the Securities and Exchange Commission upon its request.
#    Indicates management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Benson Hill, Inc. (Registrant)

By:	/s/ Matthew Crisp
Matthew Crisp
Chief Executive Officer (Principal Executive Officer)

By:	/s/ DeAnn Brunts
DeAnn Brunts
Chief Financial Officer (Principal Financial Officer)

November 15, 2021