Form 10-K
period 2021-12-31
Benson Hill, Inc.
filed 2022-03-28
CIK 1830210

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-K
__________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                  to
Commission File Number 001-39835
__________________________
Benson Hill, Inc.
__________________________
(Exact name of Registrant as specified in its Charter)

Delaware			85-3374823
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

1001 North Warson Rd	St. Louis,	Missouri	63132
(Address of Principal Executive Offices)			(Zip Code)
(314) 222-8218
(Registrant’s telephone number, including area code)
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
     Yes ☐   No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
    Yes ☐   No ☒
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
     Yes ☒   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $398 million based on the closing sales price of $9.90 per share of the registrant’s common stock as reported by the New York Stock Exchange. For purposes of this calculation, shares of common stock beneficially owned by each executive officer, director, and beneficial owner of more than 10% of the registrant’s common stock have been excluded to reflect that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of March 23, 2022, 178,891,010 shares of the registrant’s common stock, $0.0001 par value, were issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to its 2022 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

i

Cautionary Note Regarding Forward-Looking Statements

Some of the statements contained in this report and documents incorporated by reference herein are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements.

Generally, statements that are not historical facts, including statements concerning possible or assumed future actions, business strategies, events or results of operations, are forward-looking statements. These statements may be preceded by, followed by or include the words “believe,” “estimate,” “expect,” “intend,” “project,” “forecast,” “may,” “will,” “should,” “could,” “would,” “seek,” “plan,” “scheduled,” “anticipate,” “intend,” or similar expressions. Forward-looking statements contained in this report include, but are not limited to, statements about our ability to:
•access, collect and use personal data about consumers;
•execute our business strategy, including monetization of services provided and expansions in and into existing and new lines of business;
•meet future liquidity requirements and comply with restrictive covenants related to long-term indebtedness;
•consummate favorable transactions and successfully integrate acquired businesses;
•obtain additional capital, including use of the debt and equity markets;
•anticipate the impact of the COVID-19 pandemic and its effect on our business and financial conditions, and manage the associated operational risks;
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
•maintain our listing on the New York Stock Exchange;
•enhance future operating and financial results;
•anticipate rapid technological changes;
•comply with laws and regulations applicable to our business, including laws and regulations related to data privacy and insurance operations;
•stay abreast of modified or new laws and regulations applying to our business;
•anticipate the impact of, and respond to, applicable new accounting standards;
•respond to fluctuations in commodity prices and foreign currency exchange rates and political unrest and regulatory changes in international markets from various events, such as the current conflict in Ukraine;
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
•successfully defend litigation; and
•successfully deploy the proceeds from the Merger (as defined below).

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
1

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
2

Part I
Item 1. Business

Introduction

We are an agri-food innovator that combines data science and machine learning with biology and genetics to unlock nature’s genetic diversity with our CropOS® food innovation engine. Our purpose is to catalyze and broadly empower innovation from plant to plate so great tasting, more nutritious, affordable, and sustainable food choices are available to everyone. We combine cutting-edge technology with an innovative business approach to bring product innovations to customers and consumers. Our CropOS® technology platform uniquely combines data science, plant science, and food science to create innovative food, ingredient, and feed products — starting with a better seed.

Our business is comprised of two reportable segments — our Ingredients segment and our Fresh segment. Our Ingredients segment is currently focused on commercializing soybean and yellow pea products, including soy-based specialty vegetable oils, aquaculture and animal feed, and ultra-high protein (“UHP”) soy-based ingredients that have the potential to eliminate costly water and energy intensive processing associated with producing products for the food and feed markets, alleviating supply constraints to help bring plant-based proteins to scale. Our Fresh segment, which primarily includes our wholly-owned subsidiary, J&J Produce, Inc. (doing business as “J&J Family of Farms”), is focused on growing, packing and selling fresh produce products to major retail and food service customers.

Background

We are incorporated in Delaware and headquartered in St. Louis, Missouri, where the majority of our research and development activities are managed. We operate a food grade white flake and soy flour manufacturing operation in Creston, Iowa and a soy crushing facility in Seymour, Indiana. We also supply fresh produce through packing, distribution, and growing locations in the southeastern states of the United States, and process dry peas in North Dakota.

On September 29, 2021 (the “Closing Date”), Star Peak Corp II (“STPC”), a special purpose acquisition company, consummated a merger (the “Closing”) pursuant to that certain Agreement and Plan of Merger, dated May 8, 2021 (the “Merger Agreement”), by and among STPC, STPC Merger Sub Corp., a Delaware corporation and wholly-owned subsidiary of STPC (“Merger Sub”), and Benson Hill, Inc., a Delaware corporation (“Legacy Benson Hill”). Pursuant to the terms of the Merger Agreement, a business combination between STPC and Legacy Benson Hill was effected through the merger of Merger Sub with and into Legacy Benson Hill, with Legacy Benson Hill surviving the transaction as a wholly-owned subsidiary of STPC (the “Merger”). On the Closing Date, STPC changed its name to Benson Hill, Inc. and Legacy Benson Hill changed its name to Benson Hill Holdings, Inc. As a consequence of the Merger, we became the successor to a company registered with the Securities and Exchange Commission (the “SEC”) and listed on the New York Stock Exchange (the “NYSE”). Our future results of consolidated operations and financial position may not be comparable to historical results as a result of the Merger.

Overview

Our purpose is to create better food and ingredients from the beginning. Genomics has been used for decades to develop crops for our food system, but most agricultural companies have focused almost exclusively on increasing the yield of a few crops, resulting in commodity ingredients and a food system based on the quantity of calories available. While focus on quantity is important, it often came with trade-offs in nutrient density and flavor.

Consumers are demanding food choices with more recognizable ingredients that benefit their health and the health of our planet. By combining proprietary data with artificial intelligence capabilities as well as advances in plant genomics with our go-to-market strategy, we believe we can accelerate the development and delivery of better food and ingredient options from the beginning—with a focus on both quantity and quality. Our approach aims to develop food, feed, and ingredients that fuel affordable scaling and product differentiation for evolving consumer preferences, with a particular focus on the exploding plant-based food market.

Our CropOS® food innovation engine is a proprietary, continuously learning and expanding product design and development platform that uses predictive breeding and other advanced breeding tools like CRISPR gene editing technology to tap into the vast, underutilized natural genetic diversity within a plant to unlock and restore desired attributes. We believe that the combination of the predictive capability of the CropOS® platform, the precision of our genomic tools, our Crop Accelerator (a controlled environment research facility that became operational in October 2021), and our extensive field testing network will enable us to develop differentiated products with targeted attributes much more quickly and cost effectively than traditional methods.

We are building an integrated go-to-market approach, leveraging the existing parts of the supply chain to create efficiencies and feedback loops between consumers, farmers, and seed developers that has been lacking across our siloed agri-food value chain. We are working to design products with the consumer in mind, contract with farmers to grow and buy back the harvest, preserve the product identity through processing, and ultimately sell food and ingredients directly to food companies, retailers, and others. We believe this integration and control of the product throughout the complete supply chain will allow us to link data to outcomes in our CropOS® platform to fuel the next generation of products. Additionally, we believe this product information linkage will enable us to optimize environmental and social impacts, as well as traceability throughout the supply chain.

We believe that our commitment to environmental and social issues impacting our planet and our purpose-driven culture are fundamental to our ability to achieve our mission. Environmental, Social and Governance (“ESG”) issues help guide our thinking and approach throughout the development and commercialization of our products, and our innovative culture is rooted in our Core Values — Be Bold, Be Inspired and Be Real. Our mission is to partner with nature using technology as the gateway, leveraging genomics as a proven lever to advance the food system. We believe our leading technology platform, go-to-market strategy, and purpose-driven culture will allow us to bridge the divide between evolving consumer preferences and quality traits already present within the genetic diversity of plants, and we believe we are positioned to drive the evolution of the food system.

Evolving Food Industry

The current global food system was designed decades ago to increase calories to help feed a growing population. However, rapidly changing consumer trends and enabling technology such as cloud computing, artificial intelligence and gene sequencing create the opportunity for us to design better food and ingredients from the beginning by leveraging the natural genetic diversity within plants.

As awareness of diet-related health issues and environmental concerns grow, consumers are emphasizing a healthier lifestyle and a desire for nutritionally rich foods that are better tasting, less processed, and more sustainable. These trends are increasing demand for higher valued, premium segments of the food industry, such as plant-based protein products. Companies across the value chain are working to formulate new products for this category with a focus on taste, nutrition, traceability, and sustainability. Achieving cost parity with meat and affordable scaling is profoundly important to realize the full potential of this product category. As a result of these major trends, food companies are looking for specialty ingredients and foods that satisfy customers’ evolving needs and drive sustainable practices.

We believe the current food supply chain is siloed with fundamental disconnects that prevent it from adapting to rapidly changing consumer demands. Grain processors and food manufacturers are largely limited to commodity ingredients.

We believe innovation starts with a better seed delivered in a manner that benefits both farmers and consumers as well as our planet. At Benson Hill, we are building such a system with our leading technology platform and a go-to-market strategy that we believe will bridge the divide between evolving consumer preferences and the quality needed to deliver more nutritious, sustainable and affordable food and ingredients.

Our Strengths and Solution: Technology and CropOS® Platform

Designing better crops from the beginning means our design process starts with the consumer in mind. This approach to product development requires a unique assemblage of disciplines — specifically data science, plant science and food science. We designed our headquarters in St. Louis, Missouri to foster this intentional gathering of disciplines under one roof. Our headquarters occupies an approximately 160,000-square-foot facility, which boasts approximately 25,000 square feet of lab space. We are working on capturing consumer-relevant data on products through our food science department, along with insights from our integrated supply chain, from which we will draw meaningful and actionable linkages back to plants’ genetics and direct product development through a process we call food digitization.

We are developing products with our CropOS® platform through a three step, iterative “Design, Build, Test” process that improves in precision and intelligence with each turn of the flywheel. The key inputs to our approach are twofold. The first is an unparalleled data library comprising genotypic, phenotypic, and other ‘omic data on our crops, consumer insight data on our ingredients, and environmental data on our growing sites. The second is a robust machine learning capability, which leverages our data library to design before we build. We believe this combination of relevant data and advanced simulation gives us the opportunity to get our products to market more efficiently, faster, and on timelines that can more effectively respond to evolving consumer preferences and farmer needs.

In our Design step, the CropOS® platform employs a diverse array of simulations and predictions to execute the most efficient and cost-effective path to novel product development. The platform can consider billions of data points in millions of pipeline configurations to identify the starting parental plant breeding combinations, predict gene targets, and analyze optimal farm management and environmental conditions to guide eventual placement of improved varieties in the field. These state-of-the-art platform capabilities and enabling technologies allow us to assess the probability of success early in the research and development process, focusing resources and avoiding potentially expensive late-stage failures. In turn, this allows for a larger breadth of products to be designed.

Once an optimal path is identified, we enter our Build step. In this stage of our development process, candidate products are created through predictive breeding and genome editing. Our proprietary suite of gene editing technologies and intellectual property portfolio enable us to predictably and precisely edit the plant’s genome. We can leverage our knowledge of plant gene functions to unlock and restore lost or muted genetic variation that is within the natural diversity of the plant or knock out genes that are unwanted. This approach is distinguished from transgenic, or “GMO” technology, in that we are advancing natural genetic variation that could be achieved using traditional breeding approaches rather than introducing genes foreign to the species, as is the case with GMO approaches.

Through our Crop Accelerator facility that we opened in October 2021 in St. Louis, Missouri, the Build step of our process is being accelerated using this controlled environment, indoor product development facility. This approximately 47,000 square-foot facility features approximately 20,000 square feet of dynamically adaptive Conviron® growth houses and chambers, equipped with sophisticated sensor and environmental controls, including multi-channel LEDs, imaging capabilities, additive carbon dioxide, and temperature, humidity, and lighting controls. The Crop Accelerator enables rapid testing and target candidate selection, and the insights and data points gathered during each growing cycle further enhance the predictive capabilities of the CropOS® platform. We believe this cycle of feedback will accelerate our ability to develop new offerings, including continued expansion of our portfolio of proprietary ingredients.

After a potential commercial product is built, it then enters our Test step where it is evaluated within our testing network (comprised of internal and third-party sites and capabilities) of hundreds of field-level testing research and production sites. We believe our predictive optimization capabilities have the potential to maximize the return on our genetics by using proprietary placement models, which are built on environmental and performance data to predict where to contract acres to lift protein content. We then use digital agriculture technology to collect on-farm data through our grower data partnership program and other relationships to enhance the CropOS® platform, further feeding our data flywheel. We believe grower data partnership programs and other relationships with our farmers will be integral to developing and executing our ESG strategy.

Environmental, Social and Governance Strategy

Environmental and social impact is inherent to our purpose and helps to guide decisions and work across our company. We believe our ESG strategy is fundamental to achieving our vision and long-term profitability. We are striving to optimize the environmental impact of our facilities and operations, but we recognize the greatest potential for impact is through our product development process of designing seeds, ingredients, and food that drives social and environmental benefit throughout the food value chain, providing benefits to all stakeholders.

At the farm level, we believe our integrated business model will enable additional revenue opportunities for farmers through ecosystem service markets and allow us to drive conservation and regeneration farming practices. At the processing level, we are designing products that we believe will reduce water and energy intensive processing steps. And at the product level, we are designing products that we believe will enable improved scaling, affordability, and adoption of end products with environmental and social benefits, such as plant-based meats and dairy alternatives.

Benson Hill has developed an internal strategy including critical policies and processes to manage and assess our ESG success and impact. As a company, some of our primary ESG goals are the following:

Improve consumer access to nutrient rich and sustainable food choices. Our ESG strategy is focused on developing ingredients and products that meet the sustainability and nutritional demands of consumers. Benson Hill uses state of the art breeding tools and crop production practices across the crop portfolio to deliver on these endpoints. As an example, we are currently working on creating high protein ingredient options for plant-based meat manufacturers to develop and mature their existing ingredient supply chains. We believe our products are positioned to assist those manufacturers in meeting ingredient demand and reducing environmental impacts, facilitating the expansion of plant-based foods, and improving affordability and accessibility for such products across the U.S.

Develop nutrient rich and sustainable products and ingredient options for food companies and retailers. Driven by growing consumer demand and climate-related risks, many food manufacturers have set ESG measurement and reporting programs, such as reporting on their own greenhouse gas (“GHG”) emission production. Benson Hill is positioned to assist in meeting food manufacturers' goals of reducing GHG emissions in their scope 3 supply chains by developing products with reduced environmental impact. For example, Benson Hill has conducted a consultant-led life cycle assessment on one of our UHP soybean ingredient products, and our preliminary results show a significant reduction in required GHG emissions and water use due to the reduction of processing when compared to the average commodity soy protein concentrate. We believe this reduction in GHG emissions and water, among other product claims, will support our food manufacturer customers’ ESG objectives.

Improve farm cost-effectiveness and sustainability. Our farmer partners are critical to our commercial success, and we value these relationships greatly. Benson Hill’s on-farm ESG strategy addresses two key concerns for farmers — first, ongoing pressure to reduce food production costs, and second, best practices for land and soil stewardship to ensure long-term viability. Our strategy is to directly collect agronomic performance data from the farm and provide recommendations for land conservation and regenerative practices, as well as enable profitable opportunities through input reduction or alternative revenue streams. Agronomic data collection will inform data-based decision making in our product life cycle assessments, company GHG emissions assessments, product development and many other business functions.

Meet consumer demands for supply chain transparency and traceability. Through our business model, we intend to maintain the integrity of our proprietary products through each stage of the supply chain, until the product is sold to our customers. We believe this enables us to enhance transparency and traceability, which is appealing to our customers. This approach provides us direct line of sight to data we intend to collect, as well as creates strong partnerships with our seed growers, farmers, and processing partners. We are working toward being able to measure the environmental impact at the farm through processing as well as at the product level. Through improved traceability capabilities, Benson Hill will also continue to seek out and leverage third-party certifications, such as the Non-GMO Project Verified certification, meeting certain demands for both food manufacturers and consumers.

Recruit and retain purpose-driven talent. Current research suggests employees are increasingly interested in working for companies that have an integrated ESG mission and purpose. Benson Hill has developed processes and internal programs, such as employee-led committees, that promote working together and re-thinking how we do business within our company, with our partners, and across the supply chain. We are working to develop teams that are grounded in a spirit of diversity, equality, and inclusion, and encouraged to think more innovatively, boldly, and transparently. Our goal is a workplace that is not just productive, but one of mutual respect and an environment for team members to continuously develop as professionals.

In order to measure and accelerate our ongoing work around ESG impacts, we have a highly experienced ESG team that is working to formalize our structure and focus in 2022 and beyond. With a depth of knowledge in food retail, distribution, agricultural production, and government relations, our sustainability team is committed to cultivating sustainability within the food system. As an organization, we are committed to continuous improvement. The team will focus on advancing our strategy, policies, and practices and is committed to quantifying our environmental, social impact, and corporate governance efforts both within Benson Hill and in our work across the value chain.

Benson Hill’s ESG strategy and business objectives will continue to progress and evolve based on industry shifts and stakeholders' needs. We believe our long-term profitability goals and our ESG strategy are mutually inclusive concepts.

Business Segments, Growth Strategies, and Products

Benson Hill’s business is comprised of two segments — our Ingredients Business and our Fresh Business. Our Ingredients Business aims to combine our seed innovation through our CropOS® platform with critical infrastructure capabilities and best practices in the field to develop and commercialize differentiated products. We are currently developing a diversified portfolio spanning the following key markets — protein ingredients, aquaculture and specialty animal feed, and vegetable oils. For each product, our research and development efforts are focused on quality-centric traits, such as nutrient density, digestibility, flavor, ingredient functionality, and sustainability, as well as yield potential and agronomic improvements. Our Fresh Business, which primarily includes our wholly-owned subsidiary, J&J Produce, Inc., is focused on growing, packing, and selling fresh produce products to major retail and food service customers.

Integral to our go-to-market strategy are our infrastructure capabilities along with our partnerships across the supply chain. Unlike traditional agriculture-focused crop improvement companies that focus their impact on development of the seed and sell to the farmer, we are building an integrated supply chain through directly owned or controlled assets, tolling agreements, and strategic partnerships in order to provide adequate capacity and influence throughout the food and ingredient supply chain. We believe this approach ensures the integrity of our products, and enables the efficient development, commercialization, and scaling of our product offerings. Importantly, it also enables a more direct and intimate relationship with those who will be realizing the benefits of those products—i.e. retailers, consumer packaged goods (“CPG”) companies, and consumers—which informs our product development.

Our partnerships with farmers are an essential part of our supply chain. Within the traditional agriculture industry supply chain, farmers typically sell to elevators or processors who operate a high volume/low margin business to store commodity crops and convert them into largely aquaculture and specialty animal feed and industrial products. Our strategy is to partner with farmers who grow our seeds using appropriate agronomic and identity preservation practices and, in turn, we purchase their harvest for ultimate sale to an end-user customer. We believe structuring the relationship in this way will better allow us to drive best practices for on-farm sustainability, ensure traceability of our products, and help create new markets and profitable opportunities for farmers.

Once we obtain the harvest from the farmer, we secure the processing and distribution capacity that is appropriate for the product to meet our customers where they are. CPG and retailer customers sell directly to consumers. We share their focus on the end consumer in order to better align incentives, focus product development, and deliver our products through a channel that best serves their supply chain with the high quality standards, traceability, and sustainability data that consumers desire.

Our growth strategy, or “growth playbook,” for our business segments is based on a replicable process that we believe will enable us to remain at the forefront of food and agriculture innovation.

Step 1: Create the foundation — At this initial step, we are focused on entering the market through an owned or controlled channel, selling non-proprietary products to processors, food and ingredient companies, aquaculture and specialty animal feed customers, and retailers. We use this time to build relationship across the value chain and invest in the data to inform our CropOS® platform with low capital investment.

Step 2: Integrated route to market — In this step, we introduce our proprietary products in the channel to prove the product concept, scale, ensure traceability, and catalyze customer demand for our differentiated products. This stage may include the use of owned or third-party processing capabilities, and exploring strategic partnerships that can further expand production capacities.

Step 3: Broad adoption — We believe this will be the most asset-light step of our strategy where we intend to focus on maximizing the benefit and scale of our proprietary products by building partnerships and licensing relationships for our products. In this step, it is envisioned that we will grow beyond our proving ground acreage and increase commercial and supply chain efficiencies by leveraging others’ existing infrastructure.

As part of our growth strategy, we may pursue merger and acquisition opportunities to expand our capabilities and grow our industry and geographic footprint. Our management has a demonstrated track record of execution and integration for strategic mergers and acquisitions, including Dakota Dry Bean Inc. (doing business as “Dakota Ingredients”) and J&J Produce, Inc. (doing business as “J&J Family of Farms”), as well as our most recent acquisitions of a food-grade white flake and soy flour manufacturing operation in Creston, Iowa and a soy crushing facility in Seymour, Indiana.

Ingredients Business Segment

Our Ingredients Business is focused on enhancing soy and yellow pea with proprietary ingredients serving multiple protein markets, including the fast-growing plant-based meat alternative market. Our target end markets for the Ingredients Business include protein ingredients, aquaculture and specialty animal feed, and vegetable oils. Our target customer base includes ingredient companies, CPG companies, aquaculture production and feed companies, food-service operations, and grocery retail.

Soy Ingredient Products

We are in Step 2 of our growth playbook for our soy ingredients business, and are currently working to develop and commercialize a portfolio of proprietary soy products targeted toward the protein ingredients, aquaculture and specialty animal feed, and vegetable oils markets, which include the following:

•TruVail™ plant-based protein ingredients derived from UHP soybeans for application in human food markets.
•Bright Day™ high-protein and low anti-nutrient soybean meal for aquaculture and animal feed markets.
•Veri™ high oleic, low linoleic cooking oil.

The foundation of our soybean genetics derives from certain assets we acquired in 2019 from Schillinger Genetics, Inc., an Iowa-based company that used traditional breeding methods for over 20 years to develop high-protein and specialty, non-GMO soybean varieties. We use our CropOS® platform to develop and test our soybean varieties, help identify the best environments for protein production and agronomic performance, and advance our breeding pipeline.

As part of our soy ingredient business, we operate a food-grade white flake and soy flour manufacturing operation in Creston, Iowa and a soy crushing facility in Seymour, Indiana, which process the Company’s proprietary soybean varieties for distribution to end customers. In addition, we also partner with third-party processors as needed to obtain the crushing, processing, and refining capacity for our growing business in soy ingredients.

•Protein Ingredients Market: Soy, specifically soy protein concentrate (“SPC”), is the number one protein ingredient used in plant-based meat applications. SPC is largely made through the processing of defatted soy flour, which is costly and water- and energy-intensive. Our TruVail™ brand's initial offerings include a high-protein soy flour that is a less processed alternative to SPC, as well as texturized protein ingredients for broad use across soy protein applications, including for plant-based alternatives.

•Aquaculture and Specialty Animal Feed: Soybean meal is an ideal protein source for swine, poultry, and fish due to its availability, cost, high protein content, and balanced amino acid profile. However, its use is restricted because, like many plant proteins, soybean meal has a high concentration of anti-nutritional compounds (“ANCs”), including oligosaccharides such as raffinose and stachyose that can have a negative effect on protein digestibility, leading to low energy values, poor metabolism, and excessive secretion impacting water quality in aquaculture systems. Apart from anti-nutritional factors, the steady historical decline in protein content of soy — an unintended consequence of breeding primarily for yield and other agronomic traits — has rendered soy meal a continually less valuable feed ingredient.

Our Bright Day™ pipeline of soy products for aquaculture and specialty animal feed includes a high protein soy meal that is low in anti-nutrients and a low-cost, sustainable SPC substitute. As we build this portfolio of products, we intend to devote additional research and development resources toward developing future generations of products with improved protein qualities to further improve the value of feed ingredients options available to formulators that seek to prioritize fish and animal health, sustainability, and profitability of their operations.

•Vegetable Oils: In 2020, we launched Veri™, a non-GMO, high-heat soy cooking oil that is rich with omega-9 fatty acids. Our Veri™ brand soy oil is high in oleic acid and low in linolenic acid with an optimized fatty acid profile from both a human consumption and food service operations standpoint.

Yellow Pea Ingredients

We are in Step 1 of our growth playbook for yellow pea, and in 2025, we expect to enter Step 2 with the start of commercialization of our first proprietary yellow pea protein ingredient products through our existing supply chain infrastructure, including premium texturized and un-texturized yellow pea protein concentrates.

Despite being one of the fastest growing protein ingredients for plant-based meats, yellow pea has received comparatively little genomic innovation to date. The pea-based protein ingredient primarily used today by many plant-based meat companies, such as Beyond Meat, is pea protein isolate (“PPI”). The PPI production process, similar to SPC, is expensive as well as water- and energy- intensive; however, such processing is necessary to concentrate protein to higher levels and help ameliorate native off-putting flavors of pea.

We have sequenced and assembled a reference genome for yellow pea — a high resolution “genomic map” — that, in combination with our CropOS® platform, is enabling us to accelerate our yellow pea breeding program. As a result, we believe we will develop differentiated varieties of yellow pea for first commercial plantings in 2024. We are working on a pipeline of products that has the potential to significantly reduce off-flavors, increase the protein content of the plant, and ultimately reduce or displace the need for expensive, water- and energy-intensive processing steps typically required for ingredients used in plant-based meat alternatives.

Our subsidiary Dakota Dry Bean Inc., an upper Midwest-based yellow pea processor, has an established channel with commodity pea protein concentrate, split peas, pea flour and pea fiber. We have expanded and upgraded the capabilities of Dakota Ingredients to better serve the pet and human food markets. Through our elite grower program and integrated production capabilities, the operation can now test premium yellow pea varieties and supply ingredients that are traceable and meet certain food-grade, kosher, and non-GMO certification standards.

Fresh Business Segment

Our Fresh Business, which primarily operates under our J&J Family of Farms brand, is focused on growing, packing and selling fresh produce products to major retail and food service customers. J&J Family of Farms is a Florida-based leading national grower, packer and shipper of field-grown vegetables and fruits and value-added produce on over 13,000 acres of farmland under management and multiple packing and cooling facilities. In addition to being prepared to grow a significant volume of sweet and hot peppers, yellow squash, zucchini, cucumbers, eggplant, and melon for commercial distribution, J&J Family of Farms has long-standing retail, grocer, and food service relationships and is actively working on new grower relationships to further expand capacity to deliver premium quality produce throughout the year to retail and food service. During the second quarter of 2022, we expect to complete the construction of our new facility and growing operation in Vero Beach, Florida, designed to expand our capacity to grow fresh produce, and engage in commercial packaging and distribution. In late 2021, we completed our first commercial produce plantings at the new facility.

Through 2021 we made investments to develop proprietary genetics to differentiate fresh produce products currently on the market. Beginning in the first quarter of 2022, we deprioritized these efforts and ceased research and development investment in our Fresh Business. Our current investment focus and innovation efforts are centered on executing our strategic plans in the Ingredients Business.

Competitors

We believe that our technology platform coupled with our integrated go-to-market approach is unique to Benson Hill and sets us apart from others in the agriculture and food markets, but we do compete with others in certain areas of our business. For example, we compete with seeds and trait companies as well as smaller biotechnology and ag-tech companies, particularly for grower contracting and access to acres. Key competitors in this space include Bayer, Corteva, Syngenta, and Pairwise. For our ingredients and fresh products that are commercialized, we compete with food and feed ingredient companies and fresh produce companies. Key competitors in these industries include Archer Daniels Midland Company, International Flavors & Fragrances, Cargill, and Lipman. In addition, advancements in fields such as gene editing, biologics, digital agriculture, data science, and artificial intelligence may enable disruptive technology that could alter the competitive landscape for food and agriculture.

Intellectual Property

Our success depends in part on our ability to obtain and maintain intellectual property and proprietary protection for our product candidates and technology related to our business, defend and enforce our intellectual property rights, in particular, our patent rights, preserve the confidentiality of our trade secrets, and operate without infringing valid and enforceable intellectual property rights of others. We seek to protect our proprietary position by, among other things, licensing and filing United States and certain non-U.S. patents and patent applications related to our technology, products and product candidates, and improvements that are important to the development of our business, where patent protection is available. We also rely on trade secrets and/or contractual provisions to develop and maintain our proprietary position and protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection. We seek to protect our proprietary technologies, in part, by confidentiality agreements with our employees, consultants, scientific advisors, and contractors. Notwithstanding these efforts, we cannot be sure that patents will be granted with respect to any patent applications we have licensed or filed or may license or file in the future, and we cannot be sure that any patents we have licensed or patents that may be licensed or granted to us in the future will not be challenged, invalidated, or circumvented or that such patents will be commercially useful in protecting our product candidates and technology. Moreover, trade secrets can be difficult to protect.

While we have confidence in the measures we take to protect and preserve our trade secrets, such measures can be breached, and we may not have adequate remedies for any such breach. In addition, our trade secrets may otherwise become known or be independently discovered by competitors. For more information regarding the risks related to our intellectual property, please see “Risk Factors — Risks Relating to Our Business and Industry — Risks Relating to Intellectual Property.”

As of December 31, 2021, we have filed patents and patent applications in approximately 41 distinct non-plant germplasm patent families, including approximately 13 granted U.S. patents, 32 pending U.S. patent applications, 12 granted non-U.S. patents, and 70 pending Patent Cooperation Treaty (“PCT”) and non-U.S. patent applications. Within this portfolio, approximately 84 patents and patent applications relate to the trait genes of plants and 45 relate to enabling technology (including gene editing-focused patents and patent applications). The Company also has approximately 65 granted and 17 pending soybean patents. In addition to these patents and patent applications filed by Benson Hill, we also hold licenses from other parties related to certain products and activities.

We anticipate that our currently granted U.S. and non-U.S. patents will expire approximately between 2024 and 2042, subject to potential extensions. Individual patent terms extend for varying periods of time, depending upon the date of filing of the patent application, the date of patent issuance, and the legal term of patents in the countries in which they are obtained. In most countries in which patent applications are filed, including the United States, the patent term is 20 years from the date of filing of the first non-provisional application to which priority is claimed. Under certain circumstances, a patent term can be extended. For example, in the United States, a patent’s term may be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the U.S. Patent and Trademark Office in reviewing and granting a patent or may be shortened if a patent is terminally disclaimed over an earlier-filed patent. However, the actual protection afforded by a patent varies on a product-by-product basis, from country-to-country, and depends upon many factors, including the type of patent, the scope of its coverage, the availability of legal remedies in a particular country, and the validity and enforceability of the patent.

As of December 31, 2021, we had 24 U.S. trademarks and 11 pending U.S. trademark applications, and we had 59 registered non-U.S. trademarks and 62 pending non-U.S. trademark applications.

Research and Development

As of December 31, 2021, we had approximately 150 employees dedicated to our product and platform development. This team has technical expertise in data science, machine learning software, genome engineering, molecular biology, biochemistry, genetics and genetic engineering, plant physiology, and plant breeding. The activities of this team are conducted principally at our St. Louis, Missouri facilities. We have made, and will continue to make, substantial investments in this capability. Our research and development expenses were $40.6 million, $29.5 million and $24.8 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Employees

As of December 31, 2021, we employed 456 individuals in total, including approximately 450 full-time employees.

Regulatory

We are subject to laws and regulations in the jurisdictions in which we operate. This includes laws and regulations governing biotechnology and food companies related to the development, approval, manufacturing, import, marketing, and sale of our products.

Regulation of Plant Biotechnology Products

The three primary agencies with responsibility for regulation of plant biotechnology products in the United States are the U.S. Department of Agriculture’s (“USDA”) Animal and Plant Health Inspection Services (“APHIS”), the U.S. Environmental Protection Agency (“EPA”), and the U.S. Food and Drug Administration (“FDA”). APHIS regulates plant biotechnology products to ensure that they do not pose a plant pest risk under the Plant Protection Act. The EPA regulates pesticides (including plant-incorporated protectants) pursuant to the Federal Insecticide, Fungicide, and Rodenticide Act (“FIFRA”). The FDA regulates food and animal feed under the Federal Food, Drug, and Cosmetic Act (“FDCA”).

Plant gene editing uses relatively new technology and the regulatory landscape continues to evolve in this area. Under the USDA’s recently revised regulations, certain categories of our products currently in development using gene editing may be exempt from certain regulations related to genetic engineering under the Plant Protection Act because they could otherwise have been developed through conventional breeding techniques, which may include gene edited soybeans or yellow peas. Other plant biotechnology products currently in development may be subject to certain regulations related to genetic engineering under the Plant Protection Act in the future. The FDA offers a voluntary consultation process to determine whether foods derived from plant biotechnology products would require regulatory review and approval before marketing such products.

Other countries also have laws and regulations that apply to plant biotechnology products. The regulatory landscape around gene edited plant biotechnology products varies in each country and continues to evolve.

Regulation of Food and Ingredient Products

We are also subject to laws and regulations administered by various federal, state and local government agencies in the United States, such as the FDA, the Federal Trade Commission, the EPA, the Occupational Safety and Health Administration, and the USDA, related to the processing, packaging, distribution, sale, marketing, labeling, quality, safety, and transportation of our products, as well as our occupational safety and health practices.

Among other things, the facilities in which our products are grown, packed or processed may be required to register with the FDA, and comply with regulatory schemes including the Food Safety Modernization Act (“FSMA”), among other laws and regulations implemented by the FDA, the USDA, and other regulators. We are also subject to parallel state and local food safety regulation, including registration and licensing requirements for our facilities, enforcement of standards and label registration for our products and facilities by state and local health agencies, and regulation of our trade practices in connection with selling our products. We are also subject to labor and employment laws, laws governing advertising, privacy laws, safety regulations and other laws, including consumer protection regulations that regulate retailers or govern the promotion and sale of merchandise.

Corporate Information

We were originally incorporated in the State of Delaware on October 8, 2020 as a special purpose acquisition company, formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. In connection with the consummation of the Merger, we changed our name to Benson Hill, Inc.

Benson Hill is a registered trademark of Benson Hill, Inc. Other trademarks, logos, and slogans registered or used by Benson Hill and its subsidiaries include, but are not limited to, the following: CropOS®, Bright Day™, TruVail™, and Veri™.

All other brand names or trademarks appearing in this report are the property of their respective owners. Benson Hill’s use or display of other parties’ trademarks, trade dress or products in this report does not imply that Benson Hill has a relationship with, or endorsement or sponsorship of, the trademark or trade dress owners.

Available Information

Our internet website address is www.bensonhill.com. Through our website, we make available, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, as well as proxy statements, and, from time to time, other documents as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. These SEC reports can be accessed through the investor relations section of our website. The information found on our website is not part of this or any other report we file with or furnish to the SEC.

The SEC maintains an internet website that contains reports, proxy and information statements, and other information regarding Benson Hill and other issuers that file electronically with the SEC. The SEC’s internet website address is www.sec.gov.
Item 1A. Risk Factors

An investment in our securities involves a high degree of risk. In evaluating our business, you should consider carefully the risks described below, as well as the other information contained in this report and in our other filings with the SEC. Additional risks not presently known to us or that we currently deem immaterial may also adversely affect our business. The occurrence of any of these events or circumstances could individually or in the aggregate have a material adverse effect on our business, financial condition, cash flow or results of operations. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. This report contains forward-looking statements; please refer to the cautionary statements made under the heading “Cautionary Note Regarding Forward-Looking Statements” for more information on the qualifications and limitations on forward-looking statements. References in this section to “we,” “our,” or “us” generally refer to Benson Hill, unless otherwise specified.

Risk Factors Summary

Risks Relating to Our Business and Industry
•We have a limited operating history, which makes it difficult to evaluate our current business and prospects and may increase the risk of investment.
•We have a history of net losses and we may not achieve or maintain profitability.
•We expect we will need to raise additional funding to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, may force us to delay, limit, reduce or terminate our product development efforts or other operations.
•We face significant competition and many of our competitors have substantially greater financial, technical and other resources than we do.
•Any collaboration arrangements that we may enter in the future may not be successful, which could adversely affect our ability to develop and commercialize our product candidates.
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
•To the extent we pursue strategic acquisitions, divestitures or joint ventures, we might experience operating difficulties and other consequences that may harm our business, financial condition, and operating results, and we may not be able to successfully consummate favorable transactions or successfully integrate acquired businesses.
•We are subject to numerous affirmative and negative covenants with respect to certain debt financings, which may impede our ability to execute our business plan and, if breached, may adversely affect our business, results of operations and financial condition.
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
•The market price of our common stock is highly volatile and you could lose all or part of your investment as a result.
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
•Because there are no current plans to pay cash dividends on our common stock for the foreseeable future, you may not receive any return on your investment unless you sell your common stock for a price greater than that which you paid for it.
•Certain of our stockholders may engage in business activities which compete with ours or otherwise conflict with our interests.

Risks Relating to Our Business and Operations

We have a limited operating history, which makes it difficult to evaluate our current business and prospects and may increase the risk of investment.

We are an early-stage food technology company with a limited operating history that to date has been focused primarily on research and development, software development, conducting field trials, pursuing initial commercialization efforts, building our management team and increasing our manufacturing capability. Investment in food technology development is a highly speculative endeavor. It entails substantial upfront research and development investment and, to the extent gene editing technology may be employed, there is significant risk that we will not be able to edit the genes in a particular plant to express a desired trait, or, once edited, we will not be able to replicate that trait across entire crops in order to commercialize the product candidate. Moreover, the regulatory pathway for our product candidates can be uncertain and could add significant additional cost and time to development.

Our limited operating history may make it difficult to evaluate our current business and our prospects. We have encountered, and will continue to encounter, risks and difficulties frequently experienced by growing companies in rapidly developing and changing industries, including challenges in forecasting accuracy, determining appropriate investments of our limited resources, gaining market acceptance of the products made using our gene editing and speed breeding platform and through our crop prototyping process, managing a complex regulatory landscape and developing new product candidates. We may also face challenges in scaling our supply chain in a cost-effective manner, as we will rely on contracting with seed production companies, seed distributors, farmers, crushers, millers, refiners, food companies and retailers, and logistics and transportation providers, in order to get our products to market. We may not be able to fully implement or execute on our business strategy or realize, in whole or in part within our expected time frames, the anticipated benefits of our growth strategies. You should consider our business and prospects in light of the risks and difficulties we face as an early-stage company focused on developing products in the field of food technology.

We have a history of net losses and we may not achieve or maintain profitability.

Our net losses were $126.2 million for the year ended December 31, 2021, $67.2 million for the year ended December 31, 2020 and $43.9 million for the year ended December 31, 2019. As of December 31, 2021, we had an accumulated deficit of $280.6 million. We will need to generate significant revenues to achieve profitability, and we may not be able to achieve and maintain profitability in the near future or at all, which may depress our stock price. Our future success will depend, in part, on our ability to grow revenue associated with closed loop production, production partnerships, the licensing of our intellectual property and our ability to market and sell additional products from our pipeline of product candidates.

The net losses we incur may fluctuate significantly from year-to-year and quarter-to-quarter, such that a period-to-period comparison of our results of operations may not be a reliable indication of our future performance, and it should not be considered such.

We may not be successful in our efforts to increase revenues, successfully commercialize products, generate revenue from licensing arrangements, or attain and maintain profitable operations. If we are unsuccessful in these efforts, our cash balances and operating cash flow alone will be insufficient to fund our longer-term capital and liquidity needs. To fund our longer-term capital and liquidity needs, we expect we will need to secure additional capital. Our business plan and financing needs are subject to change depending on, among other things, the success of our efforts to grow revenue and our efforts to continue to effectively manage expenses.

We expect we will need to raise additional funding to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, may force us to delay, limit, reduce or terminate our product development efforts or other operations.

Since our inception, substantially all of our resources have been dedicated to the development of our core technology and product platforms, including purchases of property, plant and equipment. We believe that we will continue to expend substantial resources for the foreseeable future as we build and enhance our capabilities and commercialize our products. These expenditures are expected to include costs associated with research and development, manufacturing and supply, marketing and selling existing and new products, working capital, costs of acquiring and building out new facilities, costs associated with planting and harvesting, such as the purchase of seeds and growing supplies, and the cost of attracting and retaining a skilled local labor force. In addition, other anticipated costs may arise due to the unique nature of our controlled environment agriculture facilities. In addition, other unanticipated costs may arise.

As of December 31, 2021, we had cash and cash equivalents and marketable securities of $182.7 million, term debt and notes payable of $84.1 million and an accumulated deficit of $280.6 million. For the year ended December 31, 2021, we incurred a net loss of $126.2 million, had negative cash flows from operating activities of $117.8 million, and violated certain financial covenants under our term debt agreement, which were subsequently amended or waived, as applicable. As described elsewhere in this Annual Report (including Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources, and Note 23 — Subsequent Events, in the Notes to our Consolidated Financial Statements), in March 2022 we entered into subscription agreements with a number of investors that resulted in proceeds, net of issuance costs, of approximately $81.1 million. While we believe that our cash and cash equivalents and marketable securities on hand as of December 31, 2021, in addition to the proceeds from the subscription agreements completed in March 2022, are sufficient to meet the needs of operations, including working capital requirements, debt requirements and our currently planned capital expenditure requirements for a period of at least 12 months from the date of this Annual Report, we expect we will need to raise additional funding to achieve our strategic goals and execute our business plan.

Our business prospects are subject to risks, expenses, and uncertainties frequently encountered by companies in the early stages of commercial operations. To date, we have been funded primarily by equity and debt financings, including the issuance of convertible preferred stock, term debt, and revolving debt. See “We are subject to numerous affirmative and negative covenants with respect to certain debt financings. The covenants may impede our ability to execute our business plan and, if breached, may adversely affect our business, results of operations and financial condition” below.

The attainment of profitable operations is also dependent upon future events, including obtaining adequate financing to complete and commercialize our research and development activities, obtaining adequate grower relationships, building our customer base, successfully executing our business and marketing strategy and hiring appropriate personnel.

We do not expect that we will be able to fund our longer-term capital and liquidity needs based on our current cash balances and operating cash flow alone. To the extent we continue to incur losses, our liquidity needs could increase. To fund our longer-term capital and liquidity needs, we expect we will need to secure additional capital. However, our business plan and financing needs are subject to change depending on, among other things:

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

We may seek to obtain additional funds through public or private equity or debt financings or other sources, such as strategic collaborations. Although we anticipate being able to obtain additional financing through non-dilutive means, we may be unable to do so. Such financings may result in dilution to stockholders, issuance of securities with priority as to liquidation and dividend and other rights more favorable than common stock, imposition of debt covenants and repayment obligations, or other restrictions that may adversely affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe that we have sufficient funds for current or future operating plans. We cannot guarantee that we will be able to meet existing financial covenants or that new financing will be available to us on favorable terms, or at all. Our failure to raise capital as and when needed may make it more difficult for us to operate our business or implement our growth plans and we may be required to delay, limit, reduce or terminate our manufacturing, research and development activities, growth and expansion plans, establishment of sales and marketing capabilities or other activities that may be necessary to generate revenue and achieve profitability, any of which could have significant negative consequences for our business, financial condition and results of consolidated operations.

The market price of our common stock is highly volatile, which could lead to losses by investors and costly securities litigation.

The market price for our common stock is highly volatile. For example, since we consummated the Merger, the closing sales price of our common stock, which is listed on the NYSE under the symbol “BHIL,” has fluctuated from a high of $9.87 per share on September 29, 2021, the day we consummated the Merger, to a low of $2.60 per share on February 14, 2022. As of March 25, 2022, the closing sales price of our common stock was $4.99 per share. The stock market recently has experienced extreme volatility. This volatility often has appeared to be unrelated or disproportionate to the operating performance of particular companies. You may not be able to resell your shares of our common stock at an attractive price due to a number of factors such as those listed in “Risks Relating to Our Business and Industry” and the following:

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
•guidance, if any, that we provide to the public, any changes in this guidance or our failure to meet this guidance;
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
•the development and sustainability of an active trading market for our common stock;
•actions by institutional or activist stockholders;
•changes in accounting standards, policies, guidelines, interpretations or principles; and
•other events or factors, including those resulting from natural disasters, war, or the threat of war, in particular, the current conflict in Ukraine, acts of terrorism or responses to these events.

Broad market and industry fluctuations may adversely affect the market price of our common stock, regardless of our actual operating performance, financial results or prospects. In addition, price volatility may be greater if the public float and trading volume of our common stock is low. Some companies that have had volatile market prices for their securities have been the target of a hostile takeover or subject to involvement by activist stockholders. If we were to become the target of such a situation, it could result in substantial costs and divert resources and the attention of executive management from our business.

The current market price of our securities may not be indicative of future market prices or intrinsic value, and we may not be able to sustain or increase the value of an investment in our securities. Investors in our securities may experience a decrease, which could be substantial, in the value of their securities, including decreases unrelated to our operating performance, financial results or prospects. Your only opportunity to achieve a return on your investment in our securities may be if the market price of our securities appreciates and you sell your securities at a profit. The market price for our securities may never exceed, and may fall below, the price that you paid for such securities. You could lose all or part of your investment in us as a result.

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

The market for plant-based products is highly competitive, and we face significant direct and indirect competition in several aspects of our business. Mergers and acquisitions in the plant science, specialty food ingredient, and agricultural biotechnology and seed industries may result in the further concentration of resources among a smaller number of our competitors.

Most of our competitors have substantially greater financial, technical, marketing, sales, distribution, supply chain infrastructure, and other resources than we do, such as larger research and development staff, more experienced marketing, manufacturing, and supply chain organizations and more well-established sales forces. As a result, we may be unable to compete successfully against our current or future competitors, which may result in price reductions, reduced margins and/or the inability to achieve market acceptance for our products. We expect to continue to face significant competition in the markets in which we intend to commercialize our products.

Many of our competitors engage in ongoing research and development, and technological developments by our competitors could render our products less competitive or obsolete, resulting in reduced sales compared to our expectations. Our ability to compete effectively and to achieve commercial success depends in part on our ability to control manufacturing and marketing costs, effectively price and market our products, successfully develop an effective marketing program and an efficient supply chain, develop new products with properties attractive to customers, and commercialize our products quickly without incurring major regulatory costs. We may not be successful in achieving these factors and any such failure may adversely affect our business, results of operations and financial condition.

From time to time, certain companies that are potential competitors of ours may seek new traits or trait development technologies and may seek to license our technology for such purposes. We have, in the past, entered into such licensing arrangements and may enter into similar arrangements in the future. Some of these companies may have significantly greater financial resources than we do and may compete with our business, which could enable such competitors to use our technologies to develop their own products that would compete with our products.

We also anticipate increased future competition as new companies enter the market and new technologies become available, particularly in the area of gene editing. Our technology may be rendered obsolete or uneconomical by technological advances or entirely different approaches developed by our competitors that are more effective or that enable them to develop and commercialize products more quickly, more efficiently or with lower expense than we do. Our ability to generate revenues from the commercialization of our products may be limited or prevented if for any reason our technology becomes obsolete or uneconomical relative to that of our competitors’ technologies.

Any collaboration arrangements that we may enter in the future may not be successful, which could adversely affect our ability to develop and commercialize our product candidates.

We may seek collaboration arrangements with third parties for the development or commercialization of our products. To the extent that we decide to enter collaboration arrangements, we will face significant competition in seeking appropriate partners. Moreover, collaboration arrangements are complex and time-consuming to negotiate, document, implement and maintain. We may not be successful in our efforts to establish and implement collaboration or other alternative arrangements should we so chose to enter such arrangements. The terms of any collaborations or other alternative arrangements that we may establish may not be favorable to us.

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

Development of successful agricultural products using gene-editing technologies requires significant levels of investment in research and development, including laboratory, greenhouse and field testing, to demonstrate product effectiveness and can take several years or more. We incurred research and development expenses of $40.6 million in the year ended December 31, 2021, $29.5 million in the year ended December 31, 2020, and $24.8 million in the year ended December 31, 2019. We must commit significant resources and may incur obligations (such as royalty obligations or milestone fees) to develop new products before knowing whether our investments will result in products the market will accept and without knowing the levels of revenue, if any, that may be derived from these products.

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

The production of commercial-scale quantities of seeds and products requires the multiplication of the plants or seeds through a succession of plantings and seed harvests. The cost-effective production of high-quality, high-volume quantities of any product candidates we successfully develop depends on our ability to scale our production processes to produce plants and seeds in enough quantity to meet demand. For example, food ingredients such as soybean oil and soy protein concentrate will require optimized production and commercialization of the underlying plant and seed harvests. We cannot assure that our existing or future seed production techniques will enable us to meet our large-scale production goals cost-effectively for the products in our pipeline. Even if we are successful in developing ways to minimize yield drag and enhance quality, we may not be able to do so cost effectively or on a timely basis, which could adversely affect our ability to achieve profitability. If we are unable to maintain or enhance the quality of our plants and seeds as we increase our production capacity, including through the expected use of third parties, we may experience reductions in customer or farmer demand, higher costs and increased inventory write-offs.

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

We have grown rapidly since inception and anticipate further growth. For example, our revenues increased from $79.5 million in 2019 to $114.2 million in 2020 to $147.2 million in 2021. Our full-time employee count as of December 31, 2021 has grown by approximately 500% since December 31, 2019. This growth has and is likely to continue to place significant demands on our management, financial, operational, technological and other resources. The anticipated growth and expansion of our business and our product offerings will continue to require significant additional resources to meet our needs, which may not be available in a cost-effective manner, or at all. If we do not effectively manage our growth, we may not be able to execute on our business plan, respond to competitive pressures, take advantage of market opportunities, satisfy customer requirements or maintain high-quality product offerings, any of which could harm our business, brand, results of operations and financial condition.

The successful commercialization of our products may face challenges from public perceptions of gene-edited products and ethical, legal, environmental, health and social concerns.

The successful commercialization of our product candidates depends, in part, on public acceptance of gene-edited agricultural products.

Consumers may not understand the nature of our technologies or the scientific distinction between our non-transgenic gene-edited products and transgenic products of competitors. Non-transgenic gene-edited products are final products that do not contain any genes foreign to the plant species. As a result, they may transfer negative perceptions and attitudes regarding transgenic products to our products and product candidates. A lack of understanding of our technologies may also make consumers more susceptible to the influence of negative information provided by opponents of biotechnology. Some opponents of biotechnology actively seek to raise public concern about gene editing, whether transgenic or non-transgenic, by claiming that plant products developed using biotechnology are unsafe for consumption or that their use poses a risk of damage to the environment, or creates legal, social and ethical dilemmas. The commercial success of our products and product candidates may be adversely affected by such claims, even if unsubstantiated. Opponents of biotechnology have also vandalized the fields of farmers planting biotech seeds and facilities used by biotechnology companies, and any such acts of vandalism targeting the fields of our farmer partners, our field-testing sites or our research, production or other facilities could adversely affect our sales and our costs.

Negative public perceptions about gene editing can also affect the regulatory environment in the jurisdictions in which we are targeting the sale of our products and the commercialization of our product candidates. Any increase in such negative perceptions or any restrictive government regulations enacted in response could have a negative effect on our business and may delay or impair the sale of our products or the development or commercialization of our product candidates. Public pressure may also lead to increased regulation of products produced using biotechnology, further legislation regarding novel trait development technologies or administrative litigation concerning prior regulatory determinations, any of which could adversely affect our ability to sell our product or commercialize our product candidates. In addition, labeling requirements could heighten public concerns and make consumers less likely to purchase our food products containing gene-edited ingredients.

If our products become adulterated, misbranded, or mislabeled, we might need to recall those items and may experience product liability claims if consumers or animals are injured.

We sell our products in the human and animal food market segments. If our products become adulterated, misbranded or mislabeled we may need to recall such products. A widespread product recall could result in significant losses due to the costs of a recall, the destruction of product inventory, and lost sales due to the unavailability of product for a period of time. We could also suffer losses from a significant product liability judgment against us. A significant product recall or product liability case or judgment against us could also result in adverse publicity, damage to our reputation, and a loss of consumer or purchaser confidence in our products, which could have an adverse effect on our business, results of operations and financial condition and the value of our brands.

Products that we develop, and food containing our products, may fail to meet standards established by third-party non-GMO verification organizations, which could reduce the value of our products to customers.

Certain third-party organizations offer verification programs that seek to identify non-GMO products to consumers. These organizations verify the status of products (such as foods, beverages and vitamins) as non-GMO based on independently developed standards, and often authorize the display of specific markers or labels illustrating such status on the verified product’s packaging. Standards established by such third-party organizations for the verification of non-GMO status may differ from applicable regulatory legal standards applied by regulators in the United States. As a result, notwithstanding a determination as to the non-regulated status of a product pursuant to the regulatory procedures of the APHIS of the USDA (or a similar determination in other jurisdictions), our products, and third-party products that utilize our gene-edited products as ingredients, may fail to meet more restrictive or non-scientific standards imposed by these independent verification organizations, which could result in reduced sales of such products and have an adverse effect on our revenues.

If we are sued for defective products and if such lawsuits were determined adversely, we could be subject to substantial damages, for which insurance coverage is not available.

We may be held liable if any product we develop, or any product that uses or incorporates any of our technologies, is found unsuitable for use or consumption during marketing, sale, or consumption of our products. For example, the detection of an unintended trait in a commercial seed variety or the crops and products produced may result in governmental actions such as mandated crop destruction, product recalls or environmental cleanup or monitoring. Concerns about seed quality could also lead to additional regulations being imposed on our business, such as regulations related to testing procedures, mandatory governmental reviews of biotechnology advances, or additional regulations relating to the integrity of the food supply chain from the farm to the finished product.

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

In connection with the preparation and audit of our consolidated financial statements, a material weakness was identified in our internal control over financial reporting relating to the years ended December 31, 2020 and 2019, which remains unremediated as of December 31, 2021. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

We have begun implementation of a plan to remediate these material weaknesses, as discussed in Item 9A of this report. These remediation measures are ongoing and include hiring additional accounting and financial reporting personnel and implementing additional policies, procedures and controls.

In order to maintain and improve the effectiveness of our internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs and significant management oversight. Our independent registered public accounting firm is not required to formally attest to the effectiveness of its internal control over financial reporting until after we are no longer an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed, or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting could adversely affect our business and operating results and could cause a decline in the price of our securities.

Our risk management strategies may not be effective.

Our business includes contracting with farmers to plant and harvest our proprietary seeds. While our proprietary seeds are not commodities, we purchase crops using a commodity base price. Therefore, we can be affected by fluctuations in agricultural commodity prices. Also, our business is affected by fluctuations in agricultural commodity prices to the extent we purchase commodity seeds for processing at our processing facilities. The legacy, non-proprietary commodity processing business of our newly acquired Creston and Seymour facilities further exposes us to commodity-based price fluctuations. From time to time, we engage in hedging transactions to manage risks associated with the fluctuation of commodity prices. Continued commodity volatility is expected and our commodity hedging activities may not sufficiently offset this volatility.

Entering into hedging transactions or utilizing other hedging techniques may not always be possible, our exposures may not always be fully hedged, and our hedging strategies may not be successful in mitigating our exposure to the financial risks presented by fluctuations in agricultural commodity prices. In addition, the use of hedging transactions involves certain risks, including the risk of an imperfect correlation between the risk sought to be hedged and the hedging transaction used, the possibility that our counterparty fails to honor its obligations, and the risk that we are unable to close out or unwind a hedging transaction on terms that are favorable to us, if at all. While we have implemented risk management policies, practices, and procedures to mitigate potential losses, they may not in all cases be successful in anticipating significant risk exposures and mitigating losses that have the potential to impair our financial position. Although we may enter into hedging transactions to seek to reduce the risks associated with fluctuations in agricultural commodity prices, we cannot make assurances that such hedging transactions will adequately protect us against these risks, and they may instead result in a poorer overall performance than if we had not engaged in such hedging transactions.

We depend on key management personnel and attracting, training and retaining other qualified personnel, and our business could be harmed if we lose key management personnel or cannot attract, train and retain other qualified personnel.

Our success and future growth depend largely upon the technical skills and continued service of our executive officers as well as other key employees. These executives and key employees have been primarily responsible for determining the strategic direction of the business and executing our growth strategy and are integral to our brand, culture and reputation with distributors and others in the industry. From time to time, there may be changes in our executive management team or other key employees resulting from the hiring or departure of these personnel. The loss of one or more executive officers or the failure by the executive team to effectively work with employees and lead the company could harm our business.

Additionally, the majority of our personnel is involved in research, development and regulatory activities and competition for these highly skilled employees is intense. Our business is therefore dependent on our ability to recruit, train and retain a highly skilled and educated workforce with expertise in a range of disciplines, including biology, biochemistry, plant genetics, agronomics, mathematics, agribusiness, and other subjects relevant to our operations. If we are unable to hire and retain skilled and highly educated personnel, it could limit our growth and hinder our research and development efforts. There can be no assurance that we will be successful in attracting or retaining such personnel and the failure to do so could have a material adverse effect on our business, results of operations and financial condition.

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

Our executive officers have limited experience in the management of a publicly traded company. Our management team may not successfully or effectively manage our transition to a public company, which has and will continue to subject us to significant regulatory oversight and reporting obligations under federal securities laws. Their limited experience in dealing with the increasingly complex laws pertaining to public companies could be a significant disadvantage in that it is likely that an increasing amount of their time may be devoted to these activities which will result in less time being devoted to the management and growth of our company. We may not have adequate personnel with the appropriate level of knowledge, experience, and training in the accounting policies, practices or internal controls over financial reporting required of public companies. The development and implementation of the standards and controls necessary for us to achieve the level of accounting standards required of a public company may require costs greater than expected. It is possible that we will be required to expand our employee base and hire additional employees to support our operations as a public company, which would increase our operating costs in future periods.

We incur increased costs as a result of operating as a public company, and our management devotes substantial time to new compliance initiatives.

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company, and these expenses may increase even more after we are no longer an emerging growth company, as defined in Section 2(a)(19) of the Securities Act. As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules adopted, and to be adopted, by the SEC and the NYSE. Our management and other personnel will devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have substantially increased our legal and financial compliance costs and made some activities more time-consuming and costly. The increased costs contribute to our net loss. For example, these rules and regulations make it more difficult and more expensive to obtain director and officer liability insurance, compared to when we were a private company, and we may be forced to accept reduced policy limits or incur substantially higher costs to maintain the same or similar coverage. We cannot predict or estimate the amount or timing of any additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

Cybersecurity vulnerabilities, threats and more sophisticated and targeted computer crimes could pose a risk to our systems, networks, products and data.

Increased global cybersecurity vulnerabilities, threats, computer viruses and more sophisticated and targeted cyber-related attacks (such as the recent increasing use of “ransomware” and phishing attacks), as well as cybersecurity failures resulting from human error, catastrophic events (such as fires, floods, hurricanes and tornadoes), and technological errors, pose a risk to our systems, products and data as well as potentially to our employees’, customers’, partners’, suppliers’ and third-party service providers’ systems and data. An attack could result in security breaches, theft, lost or corrupted data, misappropriation of sensitive, confidential or personal data or information, loss of trade secrets, other intellectual property and commercially valuable information, production downtimes and operational disruptions. The financial and/or operational impact from such threats could negatively impact our business.

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

Our current headquarters and research and development facilities, which include an office, labs, greenhouses, field testing acreage and a demonstration test kitchen, are primarily located in St. Louis, Missouri. In addition, we acquired an established food grade white flake and soy flour manufacturing operation in Creston, Iowa in December 2021, and a soy crushing facility in Seymour, Indiana in September 2021, and in October 2021, we opened our new Crop Accelerator, a state-of-the-art, controlled environment research facility located near our St. Louis headquarters. Our seed production, field-testing and production and research take place primarily in the United States, with concentration in certain geographic regions. Third party warehousing for seed storage, and our limited number of processing partners (e.g., storage, transportation, crushers and refiners) are all currently located in the United States. We take precautions to safeguard our facilities, including through insurance coverage and by implementing health and safety protocols, however our insurance may not cover certain losses or our losses may exceed our coverage limits. A natural disaster, such as a hurricane, drought, fire, flood, tornado, earthquake, or other intentional or negligent acts, including acts of vandalism, could damage or destroy our equipment, inventory, development projects, field trials or data, and cause us to incur significant additional expenses to repair or replace the damaged physical facilities, which in the case of seed production may be the result of years of development work that is not easily or quickly reproduced, and could lengthen the development schedule for our pipeline of product candidates.

Disruptions in the worldwide economy may adversely affect our business, results of operations and financial condition.

The global economy can be negatively impacted by a variety of factors such as the spread or fear of spread of contagious diseases (such as the recent COVID-19 pandemic) in locations where our products are sold, man-made or natural disasters, actual or threatened war (such as the current conflict in Ukraine), terrorist activity, political unrest, civil strife and other geopolitical uncertainty. Such adverse and uncertain economic conditions may impact distributor, retailer, foodservice and consumer demand for our products. In addition, our ability to manage normal commercial relationships with our suppliers, co-manufacturers, distributors, retailers, restaurant and foodservice customers and consumers and creditors may suffer. Consumers may shift purchases to lower-priced or other perceived value offerings during economic downturns as a result of various factors, including job losses, inflation, higher taxes, reduced access to credit, change in federal economic policy and recent international trade disputes. In particular, consumers may reduce the amount of plant-based food products that they purchase where there are conventional animal-based protein offerings, which generally have lower retail prices. In addition, consumers may choose to purchase private label products rather than branded products because they are generally less expensive. A decrease in consumer discretionary spending may also result in consumers reducing the frequency and amount spent on food prepared away from home. Distributors, retailers and foodservice customers may become more conservative in response to these conditions and seek to reduce their inventories. Our results of operations depend upon, among other things, our ability to maintain and increase sales volume with our existing distributors, retailer and foodservice customers, our ability to attract new consumers, the financial condition of our consumers and our ability to provide products that appeal to consumers at the right price. Decreases in demand for our products without a corresponding decrease in costs would put downward pressure on margins and would negatively impact our financial results. Prolonged unfavorable economic conditions or uncertainty may have an adverse effect on our sales and profitability and may result in consumers making long-lasting changes to their discretionary spending behavior on a more permanent basis.

To the extent we pursue strategic acquisitions, divestitures or joint ventures, we might experience operating difficulties and other consequences that may harm our business, financial condition, and operating results, and we may not be able to successfully consummate favorable transactions or successfully integrate acquired businesses.

We may pursue acquisitions or investments that we believe will help us achieve our strategic objectives. For example, we acquired an established food grade white flake and soy manufacturing operation in Creston, Iowa in December 2021, and a soy crushing facility in Seymour, Indiana in September 2021. However, we may not be able to find other acquisition candidates in the future, and even if we do, we may not be able to complete acquisitions on favorable terms, if at all, and any such candidates may not be suitable for our business. If we do complete acquisitions, we may not ultimately achieve our goals or realize the anticipated benefits. The pursuit of such acquisitions could divert management time and focus from operation of our then-existing business and any integration process will require significant time and resources, which we may not be able to manage successfully. In addition, any acquisitions we complete could be viewed negatively by our customers or consumers and cause decreases in customer loyalty or product orders, which could negatively impact our financial condition. An acquisition, investment or other transaction, such as the acquisition of the Creston and Seymour facilities, for example, may also result in unforeseen operating difficulties and expenditures by disrupting our ongoing operations, subjecting us to additional liabilities (both known and unknown) and increasing our expenses, any of which could have an adverse effect on our business, financial condition and operating results. Moreover, the anticipated benefits of any acquisition, investment or business relationship may not be realized if, for example, we fail to retain and develop the acquired workforce, fail to integrate financial reporting systems, fail to manage the effects of unknown contingent liabilities, or are otherwise unable to successfully integrate the acquired business into our company. To pay for any such acquisitions, we would have to use cash, incur debt, or issue equity securities, each of which may affect our financial condition or the value of our securities and could result in dilution to our stockholders. For example, in connection with the Creston acquisition, we borrowed $80 million under a new debt facility to finance the purchase price of the Creston acquisition, with the potential to access an additional aggregate sum of $20 million between April 30, 2022 and June 30, 2022, if we achieve certain milestones. We used $80 million of this new debt facility to finance the purchase price of the Creston acquisition. If we incur more debt it would result in increased fixed obligations and could also subject us to covenants or other restrictions that would impede our ability to manage our operations. The integration of an acquired business such as Creston or any other acquired business, whether or not successful, requires significant efforts which may result in additional expenses and divert the attention of our management and technical personnel from other projects, which could disrupt our business and harm our business, financial condition and results of operations.

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
•disruptions and delays to our research and development pipeline resulting from a shutdown of our headquarters due to expanded governmental restrictions or illness among our personnel as a result of COVID-19, increased absenteeism among employees, or delays with respect to raw materials necessary for our research and development activities;
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

The ability to grow our products is vulnerable to adverse weather conditions, including windstorms, floods, drought and temperature extremes, the effects of which may be influenced and intensified by ongoing global climate change. Unfavorable growing conditions can reduce both crop size and crop quality. In extreme cases, entire harvests may be lost in some geographic areas. Such adverse conditions can result in harvesting delays or loss of crops for farmers and cause us to be delayed, or to fail entirely in delivering product to customers, resulting in loss of revenue. Furthermore, significant fluctuations in market prices for agricultural inputs and crops could also have an adverse effect on the prices of our products.

The ability to grow our products is also vulnerable to crop disease and to pests, which may vary in severity and effect, depending on the stage of production at the time of infection or infestation, the type of treatment applied, climatic conditions and the risks associated with ongoing global climate change. The costs to control disease and infestations vary depending on the severity of the damage and the extent of the plantings affected. Moreover, there can be no assurance that available technologies to remedy or control such diseases and infestations will continue to be effective. These diseases and infestations can also increase costs, decrease revenues and lead to additional charges to earnings, which may have a material adverse effect on our business, financial position and results of operations.

Risks Relating to Regulatory and Legal Matters

The regulatory environment in the United States for our current and future products is uncertain and evolving.

Changes in applicable regulatory requirements could result in a substantial increase in the time and costs associated with developing our products and negatively impact our operating results. While the USDA and the FDA currently have petition processes that we have successfully completed in the past, these processes and the manner in which the USDA and the FDA interpret their own regulations may change in the future, negatively impacting our speed to market and cost to launch product candidates. We cannot predict whether advocacy groups will challenge existing regulations and USDA or FDA determinations or whether the USDA or the FDA will alter the manner in which it interprets its own regulations or institutes new regulations, or otherwise modifies regulations in a way that will subject our products to more burdensome standards, thereby substantially increasing the time and costs associated with developing our product candidates.

The regulatory environment outside the United States varies greatly from jurisdiction to jurisdiction and there is less certainty how our products will be regulated.

The regulatory environment around gene editing in plants for food ingredients is greatly uncertain outside of the United States and varies greatly from jurisdiction to jurisdiction. Each jurisdiction may have its own regulatory framework regarding genetically modified foods, which may include restrictions and regulations on planting and growing genetically modified plants and in the consumption and labeling of genetically modified foods and could apply to our products. To the extent regulatory frameworks outside of the United States are not receptive to our gene-editing technologies, our ability to expand internationally may be limited.

Complying with the regulatory requirements outside the United States will be costly and time-consuming, and there is no guarantee we will be able to commercialize our products outside of the United States.

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

Agricultural production and trade flows are subject to government policies and regulations. Governmental policies and approvals of technologies affecting the agricultural industry, such as taxes, tariffs, duties, subsidies, incentives and import and export restrictions on agricultural commodities and commodity products can influence the planting of certain crops, the location and size of crop production, and the volume and types of imports and exports. In addition, as we grow our business, we may be required to secure additional permits and licenses. For example, we are required to obtain a seed permit from each state in which we sell seed and, as we expand into additional states, we will be required to acquire seed permits in those additional states. In addition, future government policies in the United States or in other countries may discourage our customers from using our products or encourage the use of products more advantageous to our competitors, which would put us at a commercial disadvantage and could negatively impact our future revenues and results of operations.

We are subject to numerous environmental, health and safety laws and regulations relating to our use of biological materials and our food production operations. Compliance with such laws and regulations could be time consuming and costly.

We are subject to numerous federal, state, local and foreign environmental, health and safety laws and regulations, including those governing laboratory procedures, the handling, use, storage, treatment, manufacture and disposal of hazardous materials and wastes, discharge of pollutants into the environment and human health and safety matters. Our research and development processes involve the controlled use of hazardous materials, including biological materials. We may be sued for any injury or contamination that results from our use or the use by third parties of these materials, or may otherwise be required to remediate such contamination, and our liability may exceed any insurance coverage and our total assets. Compliance with environmental, health and safety laws and regulations may be expensive and may impair our research and development efforts. If we fail to comply with these requirements, we could incur substantial costs and liabilities, including civil or criminal fines and penalties, clean-up costs or capital expenditures for control equipment or operational changes necessary to achieve and maintain compliance. In addition, we cannot predict the impact on our business of new or amended environmental, health and safety laws or regulations or any changes in the way existing and future laws and regulations are interpreted and enforced. These current or future laws and regulations may impair our research, development or production efforts or result in increased expense of compliance.

We are also subject to the food safety regulations of the jurisdictions where our facilities are located and our products are distributed, and failure to comply with such food safety regulations can result in substantial fines and penalties. Specifically, we are subject to the FSMA, which enhances the FDA’s ability to regulate the growing, harvesting, manufacturing, processing, labeling, packaging, distributing and marketing of food in the United States. The FDA has been active in implementing the requirements of the FSMA by issuing regulations to reduce the risk of contamination in food manufacturing. These regulations affect our daily operations, particularly those of our newly acquired Creston and Seymour facilities, and in order to remain in compliance we these regulations we may be required to modify our operations, purchase new equipment or make capital improvements. Any such modifications, improvements, fines or penalties could have an adverse effect on our business, financial condition and results of operations.

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

We have incurred losses during our history and do not expect to become profitable in the near future and may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire, if at all. As of December 31, 2021, we had U.S. federal net operating loss carryforwards of approximately $229.7 million.

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

In addition, our net operating loss carryforwards are subject to review and possible adjustment by the U.S. Internal Revenue Service, and state tax authorities. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), our federal net operating loss carryforwards and other tax attributes may become subject to an annual limitation in the event of certain cumulative changes in our ownership. An “ownership change” pursuant to Section 382 of the Code generally occurs if one or more stockholders or groups of stockholders who own at least 5% of a company’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Our ability to utilize our net operating loss carryforwards and other tax attributes to offset future taxable income or tax liabilities may be limited as a result of ownership changes, including potential changes in connection with the business combination or other transactions. Similar rules may apply under state tax laws. If we earn taxable income, such limitations could result in increased future income tax liability to us and our future cash flows could be adversely affected. We have recorded a valuation allowance related to our net operating loss carryforwards and other deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets.

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

Risks Relating to Outstanding Warrants

The Company’s outstanding warrants are exercisable for common stock, which would increase the number of shares eligible for future resale in the public market and result in dilution to stockholders.

As further discussed in Note 3 to the audited consolidated financial statements under the heading “Merger With Star Peak Corp II,” the outstanding Private Placement Warrants and Public Warrants to purchase an aggregate of 16.6 million shares of common stock are exercisable 12 months from the consummation of STPC’s initial public offering (i.e., January 8, 2022). Each such warrant entitles the holder thereof to purchase one share of common stock at a price of $11.50 per whole share, subject to adjustment. These warrants may be exercised only for a whole number of shares of common stock. In addition, in connection with the issuance of certain notes payable, the Company issued additional private warrants (see Note 14 to the audited consolidated financial statements under the headings “Notes Payable Warrants” and “Convertible Notes Payable Warrants”). To the extent such warrants are exercised, additional shares of common stock will be issued, which will result in dilution to the then existing holders of common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our common stock.

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

The Private Placement Warrants and the Public Warrants were issued in registered form under a warrant agreement (the “Warrant Agreement”) between us and Continental Stock Transfer & Trust Company, as warrant agent. The Warrant Agreement provides that the terms of the Private Placement Warrants and the Public Warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 65% of the then-outstanding Public Warrants to make any change that adversely affects the interests of the registered holders of the Public Warrants. Accordingly, we may amend the terms of the Public Warrants in a manner adverse to a holder if holders of at least 65% of the then-outstanding Public Warrants approve of such amendment.

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

We have the ability to redeem outstanding Public Warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any twenty (20) trading days within a thirty (30) trading-day period commencing once the Public Warrants become exercisable and ending on the third trading day prior to the date on which we give proper notice of such redemption and provided certain other conditions are met. If and when the Public Warrants become redeemable by us, we may not exercise our redemption right if the issuance of shares of common stock upon exercise of the Public Warrants is not exempt from registration or qualification under applicable state blue sky laws or we are unable to effect such registration or qualification. We will use our best efforts to register or qualify such shares of common stock under the blue sky laws of the state of residence in those states in which the Public Warrants were offered. Redemption of the outstanding Public Warrants could force warrantholders (i) to exercise their Public Warrants and pay the exercise price therefore at a time when it may be disadvantageous to do so, (ii) to sell their Public Warrants at the then-current market price when a warrantholder might otherwise wish to hold its Public Warrants or (iii) to accept the nominal redemption price which, at the time the outstanding Public Warrants are called for redemption, is likely to be substantially less than the market value of the Public Warrants. The Public Warrants are currently listed on the NYSE under the symbol “BHIL WS.”

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

Risks Relating to our Financings

We are subject to numerous affirmative and negative covenants with respect to certain debt financings. The covenants may impede our ability to execute our business plan and, if breached, may adversely affect our business, results of operations and financial condition.

Risks Relating to Avenue Capital Loan

On December 29, 2021 we and certain of our subsidiaries (collectively, the “Borrowers”), entered into a Loan and Security Agreement (the “Loan Agreement”) with Avenue Capital Management II, L.P. (the “Agent”), as administrative agent and collateral agent for several funds managed by the Agent (the “Lenders”), pursuant to which the Lenders loaned to the Borrowers the aggregate sum of $80 million and committed to loan to the Borrowers an additional aggregate sum of $20 million between April 30, 2022 and June 30, 2022, if we achieve certain milestones (the “Avenue Capital Loan”).

The Avenue Capital Loan is secured by a security interest granted by the Borrowers to the Lenders in collateral consisting of all of each Borrower’s right, title and interest in all receivables, equipment, fixtures, general intangibles, inventory, investment property, deposit accounts, shares, goods, records, and other personal property of the Borrowers, and any proceeds of each of the foregoing, subject to certain specified limitations.

The Loan Agreement and other documentation entered into by the Borrowers in connection with the Avenue Capital Loan contain numerous affirmative and negative covenants on the part of the Borrowers in favor of the Agent and the Lenders. If we breach these covenants, the Agent may declare all amounts immediately due and payable and exercise its rights with respect to the security for those loans.

Among the affirmative covenants are a covenant on the part of the Borrowers to maintain at all times a “remaining months liquidity” of at least six months. Among the negative covenants are covenants requiring the Borrowers to obtain the Agent’s and/or the Lenders’ consent, subject to certain specified exceptions, prior to undertaking certain actions, including to: enter into a new business line; liquidate or dissolve, enter into any change of control transaction, or acquire another entity; sell, transfer, lease or license any assets other than in the ordinary course of business; make any loans, guarantees, advances or investments; prepay any indebtedness; repay any subordinated indebtedness; pay or declare dividends; take on any new indebtedness; create or incur any new liens; enter into any new personal property lease with an aggregate value of more than $1.5 million annually; make material changes to our insurance policies; or give material discounts, credits or rebates on an existing right to receive payment. These covenants may impede the Company in its ability to execute its business plan in the most efficient and effective manner.

If the Avenue Capital Loan covenants are breached, we plan to attempt to secure a waiver of those covenants or an amendment that modifies the covenants, but there are no assurances that we will be able to comply with our future covenants without such a waiver or amendment, or that we will be successful in obtaining a waiver or an amendment.

Our stockholders may experience dilution as a result of the Avenue Capital Loan

At any time after six months from the initial closing of the Avenue Capital Loan and before the 42-month anniversary of the initial closing of the Avenue Capital Loan, up to $20 million of the principal amount of the Loan then outstanding may be converted (at a Lender’s option) into shares of our common stock (the “Conversion Option”), as further discussed in Note 13 to the audited consolidated financial statements under the heading “Convertible Notes Payable.”

As additional consideration for the Avenue Capital Loan, the Lenders received warrants (the “Convertible Notes Payable Warrants”) exercisable or exchangeable (at a Lender’s option) for shares of our common stock, as further discussed in Note 14 to the audited consolidated financial statements under the heading “Convertible Notes Payable Warrants.”

The exercise of the Conversion Option and/or the exercise of the Convertible Notes Payable Warrants could result in dilution for our existing stockholders.

Risks Relating to First National Bank of Omaha Loan

The operations of our wholly-owned subsidiary, Dakota Dry Bean Inc. (“DDB”), have been funded in part through a term loan from First National Bank of Omaha (“FNBO”) and a revolving line of credit provided by FNBO. These debt financings require DDB to comply with financial covenants, for which DDB will likely require financial support from us to remain in compliance. These same debt financings also require us to maintain a minimum cash balance. If we breach any of these covenants, FNBO may declare all amounts immediately due and payable and exercise its rights with respect to the security for those debt financings.

If the FNBO covenants are breached, we plan to attempt to secure a waiver of those covenants or an amendment that modifies the covenants, but there are no assurances that we will be able to comply with our future covenants without such a waiver or amendment, or that we will be successful in obtaining a waiver or an amendment.

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

We qualify as an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act. As such, we are eligible for and intend to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies for as long as we continue to be an emerging growth company, including, but not limited to, (a) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, (b) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and (c) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We will remain an emerging growth company until the earliest of (a) December 31, 2026, (b) the last date of our fiscal year in which we have total annual gross revenue of at least $1.07 billion, (c) the last date of our fiscal year in which we are deemed to be a “large accelerated filer,” which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th subject to compliance with periodic reporting requirements for a period of at least 12 months or (d) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the previous three years. Investors may find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

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

Almost all of the Company’s outstanding warrants are accounted for as liabilities and the changes in value of the warrants could have a material effect on our financial results.

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

As a result of the SEC Statement, we reevaluated the accounting treatment of our warrants outstanding at the time, and determined to classify the warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings. Accounting Standards Codification 815, Derivatives and Hedging, provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. Our consolidated financial statements and results of operations may fluctuate quarterly, as a result of the recurring fair value measurement of our outstanding warrants, based on factors which are outside of our control. Due to the recurring fair value measurement, we may recognize non-cash gains or losses on our outstanding warrants each reporting period and that the amount of such gains or losses could be material. The impact of changes in fair value on earnings may have an adverse effect on the market price of our securities.

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

In connection with the Merger, certain substantial holders of our common stock have agreed, subject to certain exceptions, (i) not to transfer or dispose of their shares of our common stock until (x) the earlier of six months after the consummation of the Merger and (y) the date after the closing on which we complete a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of our stockholders having the right to exchange their equity holdings in us for cash, securities or other property, and (ii) not engage, directly or indirectly, in any short sales or other hedging or derivative transactions involving our common stock or Warrants beginning on the date that the merger agreement is executed and ended six months after the consummation of the Merger. In addition, Star Peak Sponsor II LLC (the “Sponsor”) and certain of its transferees have agreed, subject to certain exceptions, not to transfer or dispose of their shares of our common stock during the period from the date of the closing of the Merger through the earlier of (i) the first anniversary of the consummation of Merger, (ii) the date that the closing price of our common stock equals or exceeds $12.00 (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like), for 20 trading days within any 30 trading day period following the 150th day following the Merger and (iii) the consummation of a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of our stockholders having the right to exchange their shares of our common stock for cash, securities or other property.

Upon the expiration or waiver of the lock-ups described above, shares of our common stock held by certain other of our stockholders will be eligible for resale, subject to volume, manner of sale and other limitations under Rule 144 under the Securities Act (“Rule 144”), when such rule becomes applicable to us. In addition, pursuant to the IRA, the IRA Parties will have the right, subject to certain conditions, to require us to register the sale of their shares of our common stock under the Securities Act. By exercising their registration rights and selling a large number of shares, these stockholders could cause the prevailing market price of our common stock to decline.

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

As a Delaware corporation, we are subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law (the “DGCL”), which prohibits a Delaware corporation from engaging in a business combination specified in the statute with an interested stockholder (as defined in the statute) for a period of three years after the date of the transaction in which the person first becomes an interested stockholder, unless the business combination is approved in advance by a majority of the independent directors or by the holders of at least two-thirds of the outstanding disinterested shares. The application of Section 203 of the DGCL could also have the effect of delaying or preventing a change of control of our company.

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

Certain of our stockholders are in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. Our second amended and restated certificate of incorporation provides that none of the Sponsor, any of their respective affiliates or any director who is not employed by us (including any non-employee director who serves as one of our officers in both his or her director and officer capacities) or his or her affiliates will have any duty to refrain from engaging, directly or indirectly, in the same business activities or similar business activities or lines of business in which we operate. Our stockholders may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us.
Item 1B. Unresolved Staff Comments

None.
Item 2. Properties

Our executive offices, which are leased, are located at 1001 North Warson Road, Saint Louis, Missouri 63132, and our telephone number is (314) 222-8218.

In the fall of 2021, we completed and began operating at our Crop Accelerator, an approximately 47,000 square-foot leased, controlled environment research facility building located in St. Louis, Missouri. In addition, the Company has principal plants and facilities at the following locations:

St. Louis, Missouri (leased greenhouse, warehouse, office and research and development facilities)

Creston, Iowa (an owned soy flour manufacturing facility)

Seymour, Indiana (an owned soybean processing facility on leased land)

Minot, North Dakota (a leased research and development facility)

Westlake, Florida (a leased office, packaging, and distribution facility)

Wellington, Florida (a leased office facility)

Vero Beach, Florida (an owned office, packaging, and distribution facility)

Crary, North Dakota (an owned yellow pea processing facility)

Devils Lake, North Dakota (an owned yellow pea processing facility)

Lansford, North Dakota (an owned yellow pea distribution facility)

Grand Forks, North Dakota (a leased office facility)

In addition to the properties identified above, the Company and its subsidiaries own or operate regional offices, seed production, field testing, and distribution facilities, farmland, and other related properties. We believe that our facilities are sufficient to meet our current needs and that suitable additional space will be available as and when needed.
Item 3. Legal Proceedings
We are not a party to any material litigation or other material legal proceedings. From time to time, we may be subject to legal proceedings and claims in the ordinary course of our business.
Item 4. Mine Safety Disclosures
Not applicable.

Part II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is traded on the New York Stock Exchange under the symbol “BHIL.” Our Public Warrants are traded on the New York Stock Exchange under the symbol “BHIL WS.”
Holders
As of March 23, 2022, there were 175 holders of record of our shares of common stock. The actual number of stockholders of our common stock is greater than this number of record holders and includes stockholders who are beneficial owners of our securities whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.
Dividends
Holders of our common stock are entitled to receive dividends when they are declared by our Board of Directors. We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends in the foreseeable future, retaining future earnings, if any, for future operations, expansion and debt repayment. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial conditions. In addition, our Board of Directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future.
Recent Sales of Unregistered Equity Securities
None.
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements, the information described under the caption “Risk Factors” in Part 1, Item 1A of this report and our Cautionary Note Regarding Forward-Looking Statements at the outset of this report.
Unless otherwise indicated or the context otherwise requires, references in this section to “we,” “us,” “our” and other similar terms refer to Legacy Benson Hill and its consolidated subsidiaries prior to the merger and to New Benson Hill and its consolidated subsidiaries after giving effect to the merger.
Overview
We are a food technology company that uniquely combines data science, plant science and food science to unlock nature’s genetic diversity in the development of more nutritious, sustainable, affordable, great-tasting food and ingredients. We are headquartered in St. Louis, Missouri, where the majority of our research and development activities are managed. We operate a food-grade white flake and soy flour manufacturing operation in Creston, Iowa and a soy crushing facility in Seymour, Indiana. We also process dry peas in North Dakota, which we sell throughout North America, and supply fresh produce through packing, distribution, and growing locations in the southeastern states of the United States.
Our purpose is to catalyze and broadly empower innovation starting with the plant to offer better food options to everyone. We combine cutting-edge technology with an innovative business approach to bring product innovations to customers and consumers. Our CropOS® technology platform uses the natural genetic diversity in plants and links it to consumer preference to bring innovation to the food system - starting with a better seed.
Our business is comprised of two reportable segments — our Ingredients segment and our Fresh segment. Our Ingredients segment is currently focused on partnering with farmers and plant-based food and feed customers to commercialize our proprietary innovations in soybean and yellow pea products, including soy-based vegetable oils, animal feed ingredients, aquaculture ingredients, and food ingredients derived from our ultra-high protein (“UHP”) soy-based ingredients that have the potential to eliminate costly water and energy intensive ingredient processing associated with producing products for the food and feed markets, alleviating supply constraints to help bring plant-based proteins to scale. Our Fresh segment, which primarily includes our wholly-owned subsidiary, J&J Produce, Inc., is focused on growing, packing, and selling fresh produce products to major retail and food service customers.

COVID-19
As a result of the COVID-19 pandemic, governmental authorities have implemented numerous and rapidly evolving measures to try to contain the virus, such as travel bans and restrictions, limits on gatherings, quarantines, shelter-in-place orders, and business shutdowns. In response to the COVID-19 pandemic and in accordance with governmental orders, we have also modified our business practices and implemented proactive measures to protect the health and safety of employees, including limiting employee travel, requiring, at times, remote work arrangements for non-laboratory employees, implementing social distancing, and enhanced sanitary measures in our headquarters, and cancelling attendance at events and conferences. Many of the suppliers, vendors, and service providers on whom we rely have made similar modifications. To date, with the exception of us modifying our physical business practices, including lower travel, and delays in the receipt of certain laboratory supplies and the performance of related services, we have not experienced a material impact on business operations from the effects of COVID-19. There is no certainty measures implemented by government authorities will be sufficient to mitigate the risks posed by, or the impacts and disruptions of, the COVID-19 pandemic.
Merger with Star Peak Corp II
On September 29, 2021 (the “Closing Date”), Star Peak Corp II (“STPC”), a special purpose acquisition company, consummated a merger (the “Closing”) pursuant to that certain Agreement and Plan of Merger, dated May 8, 2021 (the “Merger Agreement”), by and among STPC, STPC Merger Sub Corp., a Delaware corporation and wholly-owned subsidiary of STPC (“Merger Sub”), and Benson Hill, Inc., a Delaware corporation (“Legacy Benson Hill”). Pursuant to the terms of the Merger Agreement, a business combination between STPC and Legacy Benson Hill was effected through the merger of Merger Sub with and into Legacy Benson Hill, with Legacy Benson Hill surviving the transaction as a wholly-owned subsidiary of STPC (the “Merger”). On the Closing Date, STPC changed its name to Benson Hill, Inc. and Legacy Benson Hill changed its name to Benson Hill Holdings, Inc.
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
We generate revenue from product sales and commissions earned on product sales.
Product sales consist primarily of sales of harvested produce, both farmed by us and purchased from growers in non-exclusive arrangements, sales of seed, and sales of processed yellow pea, soybean grain, soybean oil, soybean meal, soybean flakes and soybean flour.
In addition to selling our owned farmed produce, we enter into consignment arrangements with produce growers of certain perishable products. In these arrangements, we act as an agent, earn a commission on the sale and report the revenue and cost of the product on a net basis.
The Company uses exchange-traded futures to manage price risk of fluctuating prices related to forecasted sales of soybean oil and soybean meal with the gains and losses on these instruments recorded in revenue. All of the Company’s soybean oil and soybean meal futures have not been designated as hedging instruments, and as such, changes in fair value of these derivatives are recognized in earnings immediately.
See Note 2 — Summary of Significant Accounting Policies in the notes to the audited consolidated financial statements for additional information on our revenue recognition.

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
The cost of sales on processed yellow pea, soybean grain, soybean oil, soybean meal, soybean flakes and soybean flour includes the cost of the crop, inclusive of the grower contracting premiums, as well as the crush, refining and transportation costs necessary to prepare the product for sale.
The Company uses exchange-traded futures to manage price risk of fluctuating prices related to forecasted purchases of soybeans with the gains and losses on these instruments recorded in cost of sales. All of the Company’s soybean futures have not been designated as hedging instruments, and as such, changes in fair value of these derivatives are recognized in earnings immediately.
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
Total Other Expense (Income), Net
Total other expense (income), net consists primarily of interest expense per the terms of our various financing obligations, amortization of debt discount and commitment fees, remeasurements of our warrant liability and interest related to finance leases as reduced by interest earned on cash and marketable securities.
Results of Operations
The following discussion and analysis are for the year ended December 31, 2021, compared to the same period in 2020 unless otherwise stated. For a discussion and analysis of the year ended December 31, 2020, compared to the same period in

2019, please refer to Benson Hill’s Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Registration Statement on Form S-4, filed with the SEC on August 30, 2021.
Comparison of the Years Ended December 31, 2021 and 2020
The following table shows the amounts from our consolidated statements of operations for the periods presented:

	Year Ended December 31,
(in thousands)	2021	2020
Revenues	$147,212	$114,348
Cost of sales	148,157	102,430
Gross (loss) profit	(945)	11,918
Operating expenses:
Research and development	40,578	29,457
Selling, general and administrative expenses	81,552	37,446
Impairment of goodwill	—	4,832
Total operating expenses	122,130	71,735
Loss from operations	(123,075)	(59,817)
Other expense (income):
Interest expense, net	4,490	6,708
Loss on extinguishment of debt	11,742	—
Change in fair value of warrants	(12,127)	661
Other income, net	(1,164)	(75)
Total other expense (income), net	2,941	7,294
Net loss before income tax	(126,016)	(67,111)
Income tax expense	231	48
Net loss	$(126,247)	$(67,159)
Revenues
Revenues for the year ended December 31, 2021 were $147.2 million, an increase of $32.9 million or 29%, as compared to the same period in 2020. In October 2020, we sold our barley operations, which contributed revenues of $14.1 million in 2020. Excluding the contribution from the barley operations, revenues for the year ended December 31, 2021 increased $46.9 million or 47%. The increase was primarily driven by higher sales volumes of our proprietary soybean ingredients products, for which commercialization efforts were initiated in the fourth quarter of 2020, including $17.0 million of revenue generated from our Seymour soy processing plant acquired in September 2021, which includes a mix of proprietary and non-proprietary revenues. The increase was also the result of higher average selling prices on yellow peas and higher sales volumes of fresh produce. Partially offsetting these increases were the impacts of lower average selling prices of fresh produce and lower royalties and retail seed sales. Lower average selling prices of fresh produce were driven by higher regional and ex-U.S. farm yields within the industry resulting in a higher supply versus demand. Lower royalties and retail seed sales were driven by our repositioning of our seed operations to predominately support our integrated business model or “closed loop” soy operation.
Cost of Sales and Gross (Loss) Profit
Cost of sales and gross (loss) profit for the year ended December 31, 2021 of $148.2 million and a loss of $0.9 million, respectively, represented an increase in cost of sales of $45.7 million and a decrease in gross profit of $12.9 million as compared to the same period in 2020. For the year ended December 31, 2021 and 2020, there were certain items expected to be non-recurring. In the second quarter of 2021, we incurred $2.8 million of higher freight costs necessary to transport soybean seed stock from South America. Also, as noted previously, we sold our barley operations in October 2020, which contributed $2.2 million in gross profit in 2020. Excluding the impact of the non-recurring items noted above, gross profit for the year ended December 31, 2021 was $1.9 million, which represented a decline in gross profit of $7.9 million.
Gross loss for our Ingredients segment for the year ended December 31, 2021 was $5.9 million, which represents a decrease in gross profit of $10.6 million as compared to the same period in 2020. Excluding the impact of the non-recurring items noted above, gross loss for our Ingredients segment for the year ended December 31, 2021 was $3.1 million, which represents a decrease in gross profit of $5.6 million as compared to the same period in 2020. The decrease in gross profit in the

Ingredients segment was primarily driven by losses generated on the commercial launch of our proprietary soybean ingredient products under the Bright Day™ and Veri™ brands, as higher average selling prices were more than offset by operating costs associated with early-stage commercialization of these products and start-up costs associated with our recently acquired Seymour soy processing plant as well as lower royalties and seed sales associated with legacy seed distribution contracts. These decreases were partially offset by higher average selling prices on yellow peas.
Gross profit for our Fresh segment for the year ended December 31, 2021 was $5.0 million, which represents a decrease in gross profit of $2.3 million as compared to the same period in 2020, driven by a year over year decline in average selling prices on fresh produce.
Research and Development Expenses
Research and development expenses for the year ended December 31, 2021 of $40.6 million increased $11.1 million as compared to the same period in 2020. The increase was primarily driven by higher payroll and related expenses from increases in staffing, technology costs, facilities, and laboratory supplies partially offset by lower field trial expenses and travel. Reductions in field trial expenses were primarily attributable to a scope reduction of our legacy maize project, which is no longer active. Higher facility costs are primarily related to the costs associated with our corporate headquarters, into which we relocated in July 2020 and our Crop Accelerator which opened in the fourth quarter of 2021.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the year ended December 31, 2021 of $81.6 million increased $44.1 million as compared to the same period in 2020. The increase was primarily driven by Merger transaction costs of $11.7 million and, higher professional fees, increased staffing and related expenses, including non-cash stock-based compensation expense, higher acquisition fees and facility costs. The increase in professional fees, including investor relations, accounting, legal and other consulting expenses, was predominantly driven by costs related to preparation to be a public company including non-recurring costs of $5.3 million. The increase in staff and related expenses related to the increase in personnel necessary to support the scale of anticipated business operations and the requirements associated with being a public company. The increase in facility costs, which includes depreciation and amortization expense, was primarily attributable to capital costs associated with our corporate headquarters which we relocated into in July 2020.
Impairment of Goodwill
There were no impairment charges of goodwill for the year ended December 31, 2021.
Impairment of goodwill charges for the year ended December 31, 2020 of $4.8 million were incurred due to non-cash charges of $3.0 million in our Ingredients segment and $1.8 million in our Fresh segment.
Total Other Expense (Income), Net
Total other expense (income), net for the year ended December 31, 2021 of $2.9 million decreased $4.4 million as compared to the same period in 2020. The decrease was primarily driven by income of $12.1 million resulting from the change in fair value of the Company’s warrant liabilities, income of $2.2 million recorded for the Company’s qualification for the COVID-19 Employee Retention Credit, and a $2.2 million decrease in interest expense driven by the repayment of outstanding debt in connection with the Merger and capitalized interest on capital projects as partially offset by the loss on extinguishment of debt of $11.7 million, resulting from the repayment of the remaining outstanding balance of $37.5 million in notes payable, which is composed of $5.5 million in prepayment penalties and $6.2 million in the write-off of unamortized debt discounts and debt issuance costs.
Income Tax Expense
No net income tax benefit for net operating losses incurred in the U.S. has been recorded due to uncertainty in realizing a benefit from these items. The tax expense recorded for the years ended December 31, 2021 and 2020 relates to deferred tax liabilities associated with indefinite-lived intangibles and foreign operations.
Results of Operations by Segment
The Company operates in two reportable segments: Ingredients and Fresh. The Ingredients segment delivers healthy food ingredients derived from soybean seeds, including meal and oil, and processed yellow peas. The Fresh segment is a grower, packer and distributor of year-round fresh produce located in the southeastern United States. Financial results associated with licensing arrangements that are not related to the Ingredients and Fresh segments and costs associated with centralized operations, including unallocated research and development expenses, are reported as Unallocated and Other.
Comparison of the Years Ended December 31, 2021 and 2020
Segment Revenues
Segment revenues for the years ended December 31, 2021 and 2020 are presented below:

	Year Ended December 31,
(in thousands)	2021	2020
Revenues
Ingredients	$90,654	$58,566
Fresh	56,266	55,278
Unallocated and Other	292	504
Total Revenues	$147,212	$114,348
Ingredients revenue for the year ended December 31, 2021 was $90.7 million, which represents an increase of $32.1 million as compared to the same period in 2020. In October 2020, we sold our barley operations, which contributed revenues of $14.1 million in 2020. Excluding the contribution from the barley operations, revenues for the year ended December 31, 2021 increased $46.1 million. The increase was predominantly driven by sales attributable to the commercial launch of our proprietary soybean ingredients products, including $17.0 million of revenue generated from our Seymour soy processing plant acquired in September 2021, higher sales volumes and average selling prices of yellow peas, as partially offset by lower royalties and retails sales of seeds.
Fresh revenue for the year ended December 31, 2021 was $56.3 million, which represents an increase of $1.0 million as compared to the same period in 2020. The increase was predominantly driven by higher sales volumes which were partially offset by lower average selling prices. Lower average selling prices in our Fresh segment in 2021 were driven by higher regional and ex-U.S. farm yields within the industry resulting in a higher supply versus demand.
Segment Loss
Adjusted EBITDA is a non-GAAP financial measure of performance. Among other financial metrics, our management reviews segment profit based upon Adjusted EBITDA. We calculate Adjusted EBITDA as consolidated net loss before net interest expense, income tax provision and depreciation and amortization, further adjusted to exclude stock-based compensation, and the impact of significant non-recurring items.
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
Because of these limitations, Adjusted EBITDA should be considered along with other operating and financial performance measures presented in accordance with GAAP. Adjusted EBITDA for each of the years ended December 31, 2021 and 2020, is presented below. A reconciliation of our consolidated net loss to Adjusted EBITDA is also presented below.

	Year Ended December 31,
(in thousands)	2021	2020
Adjusted EBITDA
Ingredients	$(29,592)	$(7,999)
Fresh	(3,069)	218
Unallocated and Other	(47,719)	(38,690)
Total Adjusted EBITDA	$(80,380)	$(46,471)
Adjustments to reconcile consolidated net loss to Adjusted EBITDA
Consolidated net loss	$(126,247)	$(67,159)
Interest expense, net	4,490	6,708
Income tax expense (benefit)	231	48
Depreciation and amortization	12,817	7,504
Stock-based compensation	7,183	1,010
Change in fair value of warrants	(12,127)	661
Other non-recurring costs, including acquisition costs	3,994	(75)
Employee retention credit	(2,226)	—
Merger transaction costs	11,693	—
Non-recurring public company readiness costs	5,265	—
Loss on extinguishment of debt	11,742	—
South America seed production costs	2,805	—
Impairment of goodwill	—	4,832
Adjusted EBITDA	$(80,380)	$(46,471)
Ingredients Adjusted EBITDA for the year ended December 31, 2021 was a loss of $29.6 million, which represents a decrease in segment Adjusted EBITDA of $21.6 million as compared to the same period in 2020. The decrease was primarily driven by losses generated on the commercial launch of our proprietary soybean ingredients products as higher average selling prices were more than offset by operating costs associated with early-stage commercialization of these products and start-up costs associated with our recently acquired Seymour soy processing plant, a lack of sales and gross profit on barley as driven by our sale of this business in October 2020, and higher research and development costs associated with products anticipated to be commercialized within this segment, if successful.
Fresh Adjusted EBITDA for the year ended December 31, 2021 was a loss of $3.1 million, which represents a decrease in segment Adjusted EBITDA of $3.3 million as compared to the same period in 2020. This decrease was driven by lower average selling prices and higher operating expenses, including higher freight costs, as partially offset by higher sales volumes.
Unallocated and Other Adjusted EBITDA for the year ended December 31, 2021 was a loss of $47.7 million, which represents a decrease in segment Adjusted EBITDA of $9.0 million as compared to the same period in 2020. This decrease was driven by increases in centralized operations costs primarily driven by increased staffing and higher professional fees as the Company expanded its legal, finance and human resources departments to prepare for and operate as a publicly traded company. The decrease was also driven by an increase in research and development expenses resulting from an increase in staffing and facility expenses.
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
Since inception, our primary sources of liquidity have been equity and debt financings. On December 31, 2021, our liquidity was comprised of cash and marketable securities of $182.7 million, and access to a revolving credit facility of up to $6.0 million, which is subject to renewal in November 2022, as capped by a defined borrowing base that could result in availability that is less than this amount. If we meet certain milestones in 2022, we would be eligible to draw down term loans in an amount of up to $20.0 million between April 2022 and June 2022. See Note 13 — Debt in the notes to the audited consolidated financial statements for further discussion. Also as of December 31, 2021, our commitments include term debt and notes payable outstanding of $84.1 million, lease liabilities of $81.6 million, capital expenditures associated with expansion of farming operations, including distribution within our Fresh segment, expected to be completed in the second quarter of 2022, and operating costs supporting the sale of products, research and development expenses, and selling, general and administrative expenses. For the year ended December 31, 2021, we incurred a net loss of $126.2 million and had negative cash flows from operating activities of $117.8 million and violated certain financial covenants under our DDB term debt agreement, which were subsequently waived. As described further in Note 23 — Subsequent Events, in March 2022 the Company entered into subscription agreements with a number of investors which resulted in proceeds, net of issuance costs, of approximately $81.1 million. We believe that our cash and cash equivalents and marketable securities on hand as of December 31, 2021, in addition to the proceeds from the subscription agreements completed in March 2022, are sufficient to meet the needs of operations, including working capital requirements, debt requirements and our currently planned capital expenditure requirements for a period of at least 12 months from the date of this Annual Report. See Note 1 — Description of Business in the notes to the audited consolidated financial statements for further discussion.
Our business prospects are subject to risks, expenses, and uncertainties frequently encountered by companies in the early stages of commercial operations. As of December 31, 2021 we had multiple debt instruments (see Note 13 — Debt), including term loans, notes payable and a revolving line of credit, certain of which require adherence to financial covenants, including maintaining minimum liquidity and maintenance of a minimum cash balance. If we breach these covenants, the holder of the debt may declare all amounts immediately due and payable. If the covenants are breached, we plan to attempt to secure a waiver of the covenants or an amendment that modifies the covenants but there are no assurances that we will be able to comply with our future covenants without such a waiver or that we would be successful in obtaining a waiver or an amendment during 2022.

Our attainment of profitable operations is also dependent upon future events, including obtaining adequate financing to complete and commercialize our research and development activities, obtaining adequate grower relationships, building our customer base, successfully executing our business and marketing strategy, and hiring appropriate personnel.

Our failure to generate sufficient revenues, achieve planned gross margins and operating profitability, control operating costs, maintain existing debt arrangements or secure additional funding may require us to modify, delay, or abandon some of our planned future expansion or development, or to otherwise enact operating cost reductions available to management, which could have a material adverse effect on our business, operating results, financial condition, and our ability to achieve our intended business objectives.
We expect to require additional financing over and above our current liquidity position to continue to grow our business. We may also require additional capital in the future to fund capital expenditures, acquisitions or other investments. These capital requirements could be substantial. The amount and timing of our future funding requirements will depend on many factors, including the success of the commercialization of certain of our products, our ability to continue to satisfy our financial covenants under our financing facilities, and the ability to repay or refinance such indebtedness as it becomes due. We could potentially use our available financial resources sooner than we currently expect and may need to incur additional indebtedness to meet future financing needs. Although we anticipate being able to obtain additional financing through non-dilutive means, we may be unable to do so. Our failure to raise capital as and when needed could have significant negative consequences for our business, financial condition and results of consolidated operations. We cannot guarantee that we will be able to meet existing financial covenants or obtain new financing on favorable terms, if at all. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth in the section titled “Risk Factors — Risks Relating to Our Business and Industry.”

Summary of Cash Flows
A summary of the Company’s cash flows from operating, investing and financing activities is presented in the following table:

	Year Ended December 31,
(in thousands)	2021	2020
Statement of Cash Flows Data:
Net cash used in operating activities	$(117,750)	$(52,678)
Net cash provided used in investing activities	(154,589)	(100,672)
Net cash provided by financing activities	341,555	160,703
Effect of exchange rate changes on cash	4	(226)
Net increase (decrease) in cash and cash equivalents	69,220	7,127
Cash and cash equivalents, beginning of period	9,743	2,616
Cash and cash equivalents, end of period	$78,963	$9,743
Net Cash Used in Operating Activities
Net cash used in operating activities for the year ended December 31, 2021 was $117.8, which represents an increase of $65.1 million as compared to the same period in 2020. This increased use of cash was driven by a higher net loss of $59.1 million and increased working capital needs of $10.2 driven primarily by the commercial launch of our proprietary soybean ingredients products. These increases were partially offset by higher non-cash charges of $4.2 million primarily comprised of the loss on debt extinguishment, higher depreciation and amortization expense, and higher non-cash stock-based compensation expense as partially offset by the mark-to-market income on our warrant liabilities.
Net Cash Used in Investing Activities
Net cash used in investing activities for the year ended December 31, 2021 was $154.6 million, which represents an increase of $53.9 million as compared to the same period in 2020. This increase was driven by payments of $116.3 million made in connection with the acquisition of two soybean processing facilities and related assets and an increase in capital expenditures of $21.6 million primarily driven by the purchase of land and construction costs incurred toward the expansion of farm operations and distribution in Vero Beach, Florida in our Fresh segment. These increases were partially offset by a decrease in net purchases of marketable securities (maturities and sales of marketable securities less purchases of marketable securities) of $6.8 million in 2021, as compared to $92.5 million in the same period of 2020.
Net Cash Provided by Financing Activities
Net cash provided by financing activities for the year ended December 31, 2021 was $341.6 million, which represents an increase of $180.9 million as compared to the same period in 2020. This increase was primarily driven by net contributions from the Merger of $285.4 million and an increase in proceeds from the issuance of debt of $79.1 million as partially offset by $43.1 million of payments to extinguish debt in connection with the Merger as compared to $154.4 million of proceeds, net of issuance costs, from the Company’s Series D preferred stock issuance for the same period in 2020.
Contractual Obligations
The following table summarizes our contractual obligations as of December 31, 2021 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods:

(in thousands) Contractual obligations	Payments Due by Period
	Total	<1 Year	1-3 Years	3-5 Years	>5 Years
Principal payments on debt	$95,816	$6,980	$85,462	$3,374	$—
Interest payments on debt	15,126	7,148	7,972	6	—
Operating leases	4,476	1,540	1,599	806	531
Financing leases	151,643	5,985	18,937	22,028	104,693
Forward purchase obligations	71,406	69,699	1,707	—	—
Interest payments on debt was calculated using rates in effect at December 31, 2021, for the remaining term of outstanding borrowings.

Off-Balance Sheet Arrangements
The Company has not entered into off-balance sheet arrangements, as defined in the rules and regulations of the SEC.
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
See Note 2 — Summary of Significant Accounting Policies in the notes to the audited consolidated financial statements for more information.
Revenue Recognition
We generate revenue from product sales and commissions earned on product sales.
Product Sales
We recognize revenue on product sales, consisting primarily of harvested produce, processed yellow pea, barley, soybeans, and soybean meal, oil, flakes and flour, at the point in time when obligations under the terms of a contract with the customer are satisfied. This generally occurs at the time of transfer of control of the product. In reaching this conclusion, we consider several control indicators of the timing of the transfer of control, including significant risks and rewards of ownership, physical possession, and our right to receive payment. Shipping and handling costs related to contracts with customers for product sales are accounted for as a fulfillment activity and not as a separate performance obligation to customers.
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
Stock-Based Compensation
Stock Options
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
Fair Value of Common Stock — Historically, as there has been no public market for our common stock, the fair value of our common stock was determined by the board of directors based in part on valuations of the common stock prepared by a third-party valuation firm. Should the Company issue stock options in the future the fair value of common stock will be based on the Company’s closing stock price on the grant date.
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
The grant date fair value for our stock options granted in the years ended December 31, 2021 and 2020 were based on the following assumptions used within the Black-Scholes option pricing model:

	2021	2020
Expected term	6.1 years	6.2 years
Risk-free interest rate	0.7%	1.0%
Expected volatility	63%	58%
Expected dividend yield	0%	0%
Assumptions used in applying the Black-Scholes option-pricing model to determine the estimated fair value of stock options granted involve inherent uncertainties and the application of judgment. As a result, if factors or expected outcomes change and significantly different assumptions or estimates are used, our equity-based compensation could be materially different.
Restricted Stock Units (“RSUs”)
The fair value of RSUs with only service-based vesting conditions are estimated on the date of grant based on the closing price of the Company’s common stock while the fair value of RSUs with service-based and market performance vesting conditions are estimated on the date of grant using a Monte Carlo simulation. As we recently became a public company and do not have a meaningful trading history for our common stock, we estimate our expected stock volatility based on the historical volatilities of the common stock of comparable publicly traded companies and expect to continue to do so until such time as we have adequate historical data regarding the volatility of our own common stock.
The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award from a time period approximately equal to the expected term of the award. Expected dividend yield is zero based on the fact that we have never paid cash dividends and do not expect to pay any cash dividends in the foreseeable future.
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
Definite lived intangible assets are reviewed for impairment, at the asset group level, whenever, in management’s judgement, impairment indicators are present. At a minimum, we assess all definite lived intangible assets annually for indicators of impairment. When indicators of impairment are present, such an assessment involves estimating undiscounted cash flows over the remaining useful life of the intangible. If the review indicates that undiscounted cash flows are less than the carrying value of the intangible asset, the asset group is written down to fair value, and any impairment is assigned to the asset in the asset group in accordance with the applicable guidance, and a corresponding impairment is recognized in the consolidated statement of operations and comprehensive loss.
Derivatives
We have master netting agreements with our counterparties which allow for the settlement of contracts in an asset position with contracts in a liability position in the event of default or termination. Further, all of our derivative contracts are centrally cleared and therefore are cash-settled on a daily basis which results in the derivative contracts having a fair value that approximates zero on a daily basis.
The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and on the type of hedging relationship. All of our derivatives have not been designated as hedging instruments, and as such, changes in fair value of these derivatives are recognized in earnings immediately.
Our soybean positions are designed to hedge risk related to inventory purchases therefore the gains and losses on soybean instruments are recorded in cost of sales in the consolidated statements of operations. Our meal and oil positions are designed to hedge risk related to sales transactions therefore the gains and losses on meal and oil instruments are recorded in revenues in the consolidated statements of operations.
We classify the cash effects of our derivatives within the “Cash Flows From Operating Activities” section of the condensed consolidated statements of cash flows.
Warrant Liabilities
We account for our Private Placement Warrants, Public Warrants, Notes Payable Warrants and Convertible Notes Payable Warrants as derivative warrant liabilities in accordance with ASC 815 with the exception of the Notes Payable Warrant issued in connection with the Merger which qualifies for equity treatment. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the change in fair value of warrants in the consolidated statements of operations. The fair value of the Public Warrants are measured based on the closing price of the warrant traded on the NYSE while the Private Placement Warrants and Convertible Notes Payable Warrants are estimated at each measurement date using a Black-Scholes option pricing model and Monte Carlo simulation, respectively. As the Notes Payable Warrant holder has the ability to exercise the warrant at no cost upon expiration we value the warrant at each measurement date based on the closing price of the Company’s common stock for which the warrant is exercisable into.
Conversion Option Liability
We account for the conversion option on our convertible term loan as a derivative liability in accordance with ASC 815 and therefore recognize the conversion option at fair value and adjust the liability to fair value at each reporting period. The liability is subject to re-measurement at each balance sheet date until exercised or expired, and any change in fair value is recognized in the consolidated statements of operations. The fair value of the conversion option is measured based on a Monte Carlo simulation.
Business Combinations
We allocate the purchase price of its acquisitions to the assets acquired and liabilities assumed based upon their respective fair values at the acquisition date. We utilize management estimates and an independent third-party valuation firm to assist in determining these fair values. When necessary based on the timing of an acquisition, we will utilize a benchmarking approach based on our historical acquisitions and similar industry acquisitions to determine the preliminary fair values for certain acquired assets. The excess of the acquisition price over the estimated fair value of the net assets acquired is recorded as goodwill. Goodwill is adjusted for any changes to acquisition date fair value amounts made within the measurement period. Acquisition-related transaction costs are recognized separately from the business combination and expensed as incurred.
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
Emerging Growth Company and Smaller Reporting Company Status
We are an “emerging growth company” as defined in Section 2(a) of the Securities Act, and have elected to take advantage of the benefits of the extended transition period for new or revised financial accounting standards. We expect to remain an emerging growth company at least through June 30, 2022 and expect to continue to take advantage of the benefits of the extended transition period, although we may decide to early adopt such new or revised accounting standards to the extent permitted by such standards. We expect to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and non-public companies until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”). This may make it difficult or impossible to compare our financial results with the financial results of another public company that is either not an emerging growth company or is an emerging growth company that has chosen not to take advantage of the extended transition period exemptions because of the potential differences in accounting standards used.
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
We will remain an emerging growth company under the JOBS Act until the earliest of (a) December 31, 2026, (b) the last date of our fiscal year in which we have total annual gross revenue of at least $1.07 billion, (c) the last date of our fiscal year in which we are deemed to be a “large accelerated filer” under the rules of the SEC with at least $700.0 million of outstanding securities held by non-affiliates or (d) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the previous three years.
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
Recent Accounting Guidance
From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on the Company’s financial position or results of operations under adoption. See Note 2 — Summary of Significant Accounting Policies in the notes to the audited consolidated financial statements for more information about recent accounting pronouncements, the timing of their adoption and the Company’s assessment, to the extent the Company has made one, of their potential impact on the Company’s financial condition and results of operations.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Market risk represents the risk of loss that may impact our financial position because of adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of exposure resulting from potential changes in inflation, exchange rates or interest rates. We do not hold financial instruments for trading purposes.
Commodity Price Risk
Although our proprietary soybeans and soybean products are not commodities, we purchase crops using a commodity base price and therefore we may be affected by fluctuations in agricultural commodity prices. Further, our business is affected by fluctuations in agricultural commodity prices to the extent we purchase commodity soybeans for processing at our processing facilities. From time to time, we engage in hedging transactions to manage risks associated with the fluctuation of commodity prices however our commodity hedging activities may not sufficiently offset the volatility.
Interest Rate Risk
Interest rate risk is the risk that the value or yield of fixed-income investments may decline if interest rates change. Fluctuations in interest rates may impact the level of interest expense recorded on outstanding borrowings. In addition, our notes payable, financing obligations bear interest at a fixed base rate plus a floating rate pegged to an index and are not publicly traded. Therefore, fair value of our notes payable, financing obligations and interest expense is not materially affected by changes in the market interest rates. We do not enter into derivative financial instruments, including interest rate swaps, for hedging or speculative purposes.
Credit Risk
Credit risk with respect to accounts receivable is generally not significant due to a limited carrying balance of receivables. We routinely assess the creditworthiness of our customers. We generally have not experienced any material losses related to receivables from individual customers, or groups of customers for the years ended December 31, 2021, 2020 and 2019. We do not require collateral. Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed by management to be probable in our accounts receivable.
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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Benson Hill, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Benson Hill, Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and the financial statement schedule listed in the Index at Item 15 (a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2018.
St. Louis, Missouri
March 28, 2022

Benson Hill, Inc.
Consolidated Balance Sheets
(In Thousands)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$78,963	$9,743
Marketable securities	103,689	100,334
Accounts receivable, net	31,729	14,271
Inventories, net	48,724	13,040
Prepaid expenses and other current assets	20,253	3,061
Total current assets	283,358	140,449
Property and equipment, net	126,885	31,624
Right of use asset, net	77,452	34,117
Goodwill and intangible assets, net	42,664	24,083
Other assets	4,538	1,512
Total assets	$534,897	$231,785

	December 31,
	2021	2020
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$35,508	$16,128
Revolving line of credit	47	—
Current lease liability	2,422	1,627
Current maturities of long-term debt	6,934	5,466
Accrued expenses and other liabilities	26,771	12,315
Total current liabilities	71,682	35,536
Long-term debt	77,170	24,344
Long-term lease liability	79,154	33,982
Warrant liabilities	46,051	5,241
Conversion option liability	8,783	—
Deferred tax liabilities	294	—
Other non-current liabilities	316	—
Total liabilities	283,450	99,103
Stockholders’ equity:
Redeemable convertible preferred stock, $0.0001 par value; 1,000 and 105,922 shares authorized, 0 shares issued and outstanding as of December 31, 2021 and 2020, respectively	—	—
Common stock, $0.0001 par value, 440,000 and 128,467 shares authorized, 178,089 and 108,697 shares issued and outstanding as of December 31, 2021 and 2020, respectively	18	11
Additional paid-in capital	533,101	287,318
Accumulated deficit	(280,569)	(154,322)
Accumulated other comprehensive loss	(1,103)	(325)
Total stockholders’ equity	251,447	132,682
Total liabilities and stockholders’ equity	$534,897	$231,785
See accompanying notes to the consolidated financial statements.

Benson Hill, Inc.
Consolidated Statements of Operations
(In Thousands, Except Per Share Information)

	Year Ended December 31,
	2021	2020	2019
Revenues	$147,212	$114,348	$79,523
Cost of sales	148,157	102,430	70,961
Gross (loss) profit	(945)	11,918	8,562
Operating expenses:
Research and development	40,578	29,457	24,810
Selling, general and administrative expenses	81,552	37,446	27,457
Impairment of goodwill	—	4,832	—
Total operating expenses	122,130	71,735	52,267
Loss from operations	(123,075)	(59,817)	(43,705)
Other expense (income):
Interest expense, net	4,490	6,708	195
Loss on extinguishment of debt	11,742	—	—
Change in fair value of warrants	(12,127)	661	—
Other income, net	(1,164)	(75)	(9)
Total other expense (income), net	2,941	7,294	186
Net loss before income tax	(126,016)	(67,111)	(43,891)
Income tax expense	231	48	19
Net loss	$(126,247)	$(67,159)	$(43,910)
Net loss per common share:
Basic and diluted loss per common share	$(1.04)	$(0.81)	$(0.65)
Weighted average shares outstanding:
Basic and diluted weighted average shares outstanding	121,838	83,295	67,707
See accompanying notes to the consolidated financial statements.

Benson Hill, Inc.
Consolidated Statements of Comprehensive Loss
(In Thousands)

	Year Ended December 31,
	2021	2020	2019
Net loss	$(126,247)	$(67,159)	$(43,910)
Foreign currency:
Comprehensive income (loss)	4	(226)	(21)
	4	(226)	(21)
Marketable securities:
Comprehensive income (loss)	(1,813)	(109)	374
Adjustments for net (losses) income realized in net loss	1,031	223	(17)
	(782)	114	357
Total other comprehensive (loss) income	(778)	(112)	336
Total comprehensive loss	$(127,025)	$(67,271)	$(43,574)
See accompanying notes to the consolidated financial statements.

Benson Hill, Inc.
Consolidated Statements of Stockholders’ Equity
(In Thousands)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2018	57,571	$102,006	5,241	$1	$4	$(39,485)	$(549)	$(40,029)
Retroactive application of recapitalization	(57,571)	(102,006)	57,571	5	102,001	—	—	102,006
Adjusted balance, beginning of period	—	—	62,812	6	102,005	(39,485)	(549)	61,977
Issuance of common stock upon exercise of stock options	—	—	226	—	90	—	—	90
Stock-based compensation expense	—	—	—	—	644	—	—	644
Sale of Series C-1 redeemable convertible preferred stock, net of issuance costs of $82	—	—	8,862	1	32,560	—	—	32,561
Comprehensive income	—	—	—	—	—	(43,910)	336	(43,574)
Balance as of December 31, 2019	—	$—	71,900	$7	$135,299	$(83,395)	$(213)	$51,698
Impact of adoption of Topic 606	—	—	—	—	—	519	—	519
Issuance of common stock upon exercise of stock options	—	—	332	—	72	—	—	72
Stock-based compensation expense	—	—	—	—	1,010	—	—	1,010
Sale of Series D redeemable convertible preferred stock, net of issuance costs of $4,668	—	—	38,412	4	154,416	—	—	154,420
Retirement of redeemable convertible preferred stock, including deemed dividend:
Retirement of Series A	—	—	(1,543)	—	(1,164)	—	—	(1,164)
Retirement of Series B	—	—	(404)	—	(500)	—	—	(500)
Deemed dividend	—	—	—	—	(1,815)	(4,287)	—	(6,102)
Comprehensive loss	—	—	—	—	—	(67,159)	(112)	(67,271)
Balance as of December 31, 2020	—	$—	108,697	$11	$287,318	$(154,322)	$(325)	$132,682
Merger and PIPE Shares, net of transaction costs of $36,770	—	—	68,069	7	233,333	—	—	233,340
Conversion of warrants into common stock and issuance of equity classified warrants upon Merger	—	—	325	—	4,576	—	—	4,576
Issuance of common stock upon exercise of stock options	—	—	998	—	713	—	—	713
Stock-based compensation expense	—	—	—	—	7,183	—	—	7,183
Other	—	—	—	—	(22)	—	—	(22)
Comprehensive loss	—	—	—	—	—	(126,247)	(778)	(127,025)
Balance as of December 31, 2021	—	$—	178,089	$18	$533,101	$(280,569)	$(1,103)	$251,447
See accompanying notes to the consolidated financial statements.

Benson Hill, Inc.
Consolidated Statements of Cash Flows
(In Thousands)

	Year Ended December 31,
	2021	2020	2019
Operating activities
Net loss	$(126,247)	$(67,159)	$(43,910)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,817	7,504	3,790
Stock-based compensation expense	7,183	1,010	644
Bad debt expense	309	133	281
Change in fair value of warrants	(12,127)	661	—
Amortization related to financing activities	1,389	2,507	18
Loss on extinguishment of debt	11,742	—	—
Impairment of goodwill	—	4,832	—
Other	(65)	364	48
Changes in operating assets and liabilities:
Accounts receivable	(7,038)	693	(2,597)
Inventories	(11,690)	(5,364)	(4,287)
Prepaid expenses and other current assets	(13,149)	(30)	(1,241)
Accounts payable	11,293	(1,949)	4,291
Accrued expenses	7,539	4,120	106
Other liabilities	294	—	(1,496)
Net cash used in operating activities	(117,750)	(52,678)	(44,353)
Investing activities
Purchases of marketable securities	(648,923)	(208,780)	(36,348)
Proceeds from maturities of marketable securities	2,499	9,070	10,700
Proceeds from sales of marketable securities	639,612	107,243	54,765
Payments for acquisitions of property and equipment	(31,490)	(9,855)	(6,841)
Payments made in connection with business acquisitions	(116,287)	—	(26,822)
Proceeds from divestitures	—	1,650	—
Net cash used in investing activities	(154,589)	(100,672)	(4,546)
Financing activities
Net contributions from Merger and PIPE financing, net of transaction costs of $34,940	285,378	—	—
Payments for extinguishment of debt	(43,082)	—	—
Principal payments on debt	(4,400)	(8,941)	(831)
Proceeds from issuance of debt	103,634	24,534	15,293
Borrowing under revolving line of credit	20,954	25,587	28,518
Repayments under revolving line of credit	(20,907)	(27,082)	(27,023)
Proceeds from issuance of redeemable convertible preferred stock, net of costs	—	154,420	32,561
Retirement of redeemable convertible preferred stock	—	(7,766)	—
Repayments of financing lease obligations	(703)	(121)	(60)
Proceeds from the exercise of stock options and warrants	681	72	89
Net cash provided by financing activities	341,555	160,703	48,547
Effect of exchange rate changes on cash	4	(226)	(21)
Net increase (decrease) in cash and cash equivalents	69,220	7,127	(373)
Cash and cash equivalents, beginning of year	9,743	2,616	2,989
Cash and cash equivalents, end of year	$78,963	$9,743	$2,616

Supplemental disclosure of cash flow information
Cash paid for taxes	$53	$—	$5
Cash paid for interest	$6,591	$4,685	$622
Supplemental disclosure of non-cash activities
Issuance of Notes Payable Warrants and Convertible Notes Payable Warrants	$6,663	$4,580	$—
Conversion of Notes Payable Warrants upon Merger	$4,576	$—	$—
Public Warrants and Private Placement Warrants acquired in Merger	$50,850	$—	$—
Issuance of conversion option	$8,783	$—	$—
Purchases of property and equipment included in accounts payable and accrued expenses and other current liabilities	$3,578	$669	$952
Purchases of inventory included in accounts payable and accrued expenses and other current liabilities	$1,854	$—	$—
Financing leases	$46,021	$33,523	$—
See accompanying notes to the consolidated financial statements.

Benson Hill, Inc.
Notes to the Consolidated Financial Statements
(Dollar and Share Amounts in Thousands)
1.Description of Business
Benson Hill, Inc. and subsidiaries (collectively, “Benson Hill”, the “Company”, “we”, “us”, or “our”) are a values-driven food technology company with a vision to build a healthier and happier world by unlocking nature’s genetic diversity with our food innovation engine. Our purpose is to catalyze and broadly empower innovation from plant to plate so great tasting, more nutritious, affordable, and sustainable food choices are available to everyone. We combine cutting-edge technology with an innovative business approach to bring product innovations to customers and consumers. Our CropOS® technology platform uniquely combines data science, plant science, and food science to create innovative food, ingredient, and feed products — starting with a better seed. We are incorporated in Delaware and headquartered in St. Louis, Missouri, where the majority of our research and development activities are managed. We also process dry peas in North Dakota and supply fresh produce through packing, distribution, and growing locations in the southeastern states of the United States.
Merger with Star Peak Corp II
On September 29, 2021 (the “Closing Date”), Star Peak Corp II (“STPC”), a special purpose acquisition company, consummated a merger (the “Closing”) pursuant to that certain Agreement and Plan of Merger, dated May 8, 2021 (the “Merger Agreement”), by and among STPC, STPC Merger Sub Corp., a Delaware corporation and wholly-owned subsidiary of STPC (“Merger Sub”), and Benson Hill, Inc., a Delaware corporation (“Legacy Benson Hill”).
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
The consolidated assets, liabilities and results of operations prior to the Reverse Recapitalization are those of Legacy Benson Hill. The shares and corresponding capital amounts and losses per share, prior to the Merger, have been retroactively restated based on shares reflecting the exchange ratio established in the Merger. Activity within the Consolidated Statements of Stockholders’ Equity for the issuance and repurchases of Legacy Benson Hill redeemable convertible preferred stock (the “Legacy Benson Hill Preferred Stock”) was also retroactively converted to Legacy Benson Hill common stock (the “Legacy Benson Hill Common Stock”).
Liquidity and Going Concern
The accompanying consolidated financial statements have been prepared in conformity with U.S. GAAP and Securities and Exchange Commission regulations, assuming the Company will continue as a going concern. For the year ended December 31, 2021, the Company incurred a net loss of $126,247, had negative cash flows from operating activities of $117,750 and capital expenditures of $31,490. Furthermore, as of December 31, 2021, the Company had an accumulated deficit of $280,569 and term debt and notes payable of $84,104, which are subject to repayment terms and covenants further described in Note 13 – Debt. The Company has incurred significant losses since inception primarily to fund investment into technology and costs associated with early-stage commercialization of products. As of December 31, 2021, the Company had cash and cash equivalents of $78,963 and marketable securities of $103,689, but will require additional financing prior to becoming profitable.

As described further in Note 23 — Subsequent Events, in March 2022 the Company entered into subscription agreements with a number of investors which resulted in proceeds, net of issuance costs, of approximately $81.1 million. The subscription agreements include a put right that would allow the investors to put their shares and warrants to the Company on or before April 2, 2022 if the Company does not file its 10-K, with specific disclosure provisions, on or before March 30, 2022. The filing of this form 10-K prior to that deadline terminated the investors’ put right. As a result of these items, the Company believes that its cash and marketable securities position, which were $182,652 on a combined basis as of December 31, 2021, along with the proceeds received in March 2022, is sufficient to meet capital and liquidity requirements for at least the next 12 months after the date that the financial statements are available to be issued.
The Company’s business prospects are subject to risks, expenses, and uncertainties frequently encountered by companies in the early stages of commercial operations. As of December 31, 2021 the Company has multiple debt instruments (see Note 13 — Debt), including term loans, notes payable and a revolving line of credit, certain of which require adherence to financial covenants, including maintaining minimum liquidity and maintenance of a minimum cash balance. If the Company breaches these covenants, the holder of the debt may declare all amounts immediately due and payable. If the covenants are breached, the Company plans to attempt to secure a waiver of the covenants or an amendment that modifies the covenants but there are no assurances that the Company will be able to comply with its future covenants without such a waiver or that the Company will be successful in obtaining a waiver or an amendment during 2022.
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
2.Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The consolidated financial statements include the accounts of the Company and our wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. The Company prepares its consolidated financial statements in conformity with U.S. GAAP and Securities and Exchange Commission regulations. In the opinion of management, all adjustments considered necessary for a fair presentation have been included.
Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and an Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).
Certain prior period balances have been reclassified to conform to the current period presentation in the audited consolidated financial statements and the accompanying notes.
All dollar and share amounts are in thousands, except per share amounts, unless otherwise noted. Share and per share amounts are presented on a post-conversion basis for all periods presented, unless otherwise specified.
Emerging Growth Company and Smaller Reporting Company Status
We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act and have elected to take advantage of the benefits of the extended transition period for new or revised financial accounting standards. We expect to remain an emerging growth company at least through June 30, 2022 and expect to continue to take advantage of the benefits of the extended transition period, although we may decide to early adopt such new or revised accounting standards to the extent permitted by such standards. We expect to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and non-public companies until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”). This may make it difficult or impossible to compare our financial results with the financial results of another public company that is either not an emerging growth company or is an emerging growth company that has chosen not to take advantage of the extended transition period exemptions because of the potential differences in accounting standards used.

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
We will remain an emerging growth company under the JOBS Act until the earliest of (a) December 31, 2026, (b) the last date of our fiscal year in which we have total annual gross revenue of at least $1.07 billion, (c) the date on which we are deemed to be a “large accelerated filer” under the rules of the SEC with at least $700.0 million of outstanding securities held by non-affiliates or (d) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the previous three years.
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
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in its consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Significant management estimates include those with respect to allowance for doubtful accounts, reserves for inventory obsolescence, the recoverability of long-lived assets, intangibles and goodwill and the estimated value of our warrant liabilities and conversion option liability.
Prior to the Merger, the fair value of the Company’s Common Stock was determined using valuation methodologies in accordance with the framework of the American Institute of Certified Public Accountants Technical Practice Aid, Valuation of Privately-Held Company Equity Securities Issued as Compensation. The Company granted stock options at exercise prices not less than the fair value of its common stock, as determined based on a number of objective and subjective factors, including external market conditions affecting the Company’s industry sector and the prices at which the Company sold shares of preferred stock, the superior rights and preferences of securities senior to the Company’s common stock at the time, and the likelihood of a public offering or sale of the Company. Significant changes to the key assumptions used in the valuations could result in different fair values of common stock and other equity instruments at each valuation date.
Cash and Cash Equivalents
We consider all short-term, highly liquid investments with maturities of 90 days or less at acquisition date to be cash equivalents.
Marketable Securities
We classify our investment securities as available-for-sale on the date of purchase. The securities are recorded at their fair value with the unrealized gains and losses, net of tax effect, recorded in other comprehensive income and loss. Realized gains and losses affect income, including the release of previously unrealized gains and losses from other comprehensive income and loss. Premiums and discounts are amortized on the straight-line method. Gains and losses on the sale of securities are determined using the specific-identification method.
Accounts Receivable
Accounts receivable represent amounts owed to us from the sale of harvested produce and grain, soybean meal, soybean oil, soybean flakes, soybean flour, royalties, and licensing of proprietary technology. The carrying value of our receivables represent estimated net realizable values. We generally do not require collateral and estimate any required allowance for doubtful accounts based on historical collection trends, the age of outstanding receivables, and existing economic conditions. If events or changes in circumstances indicate that specific receivable balances may be impaired, further consideration is given to the collectability of those balances and the allowance is recorded accordingly.
Past-due receivable balances are written off when the Company’s internal collection efforts have been unsuccessful in collecting the amounts due. The Company had amounts reserved for doubtful accounts as of December 31, 2021 and 2020, of $414 and $177, respectively.
Derivatives
The Company uses exchange-traded futures to manage price risk of fluctuating Chicago Board of Trade (“CBOT”) prices related to forecasted purchases and sales of soybean and soybean related products in the normal course of business. The Company has master netting agreements with its counterparties which allow for the settlement of contracts in an asset position with contracts in a liability position in the event of default or termination. Further, all of the Company’s derivative contracts are centrally cleared and therefore are cash-settled on a daily basis which results in the derivative contracts having a fair value that approximates zero on a daily basis.
The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and on the type of hedging relationship. All of the Company’s derivatives have not been designated as hedging instruments, and as such, changes in fair value of these derivatives are recognized in earnings immediately.
The Company’s soybean positions are designed to hedge risk related to inventory purchases therefore the gains and losses on soybean instruments are recorded in cost of sales in the consolidated statements of operations. The Company’s meal and oil positions are designed to hedge risk related to sales transactions therefore the gains and losses on meal and oil instruments are recorded in revenues in the consolidated statements of operations.
The Company classifies the cash effects of its derivatives within the “Cash Flows From Operating Activities” section of the consolidated statements of cash flows.
Inventories
Inventories, primarily comprised of dry beans, seeds, grain, soybean meal, soybean oil, soybean flakes, soybean flour, fresh produce, and related packaging materials, are recorded at the lower of cost or net realizable value with cost determined on the first-in, first-out basis. Work in process inventory includes direct costs for land preparation, seed, planting, growing, and maintenance as well as seed provided to contracted seed producers and growers with which we hold a purchase option for, or are required to purchase, the future harvested seeds or grain.
We evaluate inventory balances for obsolescence on a regular basis based on the age of the inventory and our sales forecasts. We also determine the net realizable value of our inventory balances using projected selling prices for our products, market prices for the underlying agricultural markets, the age of products, our anticipated costs, and other factors, and compare those prices with the current weighted average costs of our inventories. If our costs are higher than the net realizable value, a valuation adjustment is recorded.
Certain seed costs associated with products not yet commercialized are expensed to research and development.
Property and Equipment
Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful life of the respective assets. Leasehold improvements are depreciated over the shorter of their useful life or remaining term of the lease.
Expenses for repairs and maintenance are expensed as incurred, and upon retirement or sale, the cost and related accumulated depreciation of the disposed assets are removed from the accounts and any resulting gain or loss is recognized in the consolidated statement of operations and comprehensive loss. Depreciation expense has been calculated using the following estimated useful lives:

Furniture and fixtures	5-7 years
Machinery, field and laboratory equipment	5-15 years
Computer equipment	3-5 years
Vehicles	3-7 years
Buildings and building improvements	5-20 years
Long-lived assets are reviewed for impairment whenever, in management’s judgement, conditions indicate a possible loss. Such impairment tests compare estimated undiscounted cash flows with the carrying value of the asset. If an impairment is indicated, the asset is written down to its fair value. The Company did not record any property or equipment impairments for the year ended December 31, 2021 or 2020.
Spare Parts
The Company maintains an inventory of spare parts at its processing plants for repairs and maintenance in the normal course of operations to minimize downtime. The spare parts are recorded at cost and assessed for obsolescence. As the spare parts are primarily composed of critical spares which generally do not turn within 12 months the Company classifies spare parts as a non-current asset and presents them in other assets. As of December 31, 2021 the Company had spare parts of $2,000. The Company did not maintain a spare parts inventory as of December 31, 2020.
Leases
The Company, at the inception of the contract, determines whether a contract is or contains a lease. For leases with terms greater than 12 months, the Company records the related operating or finance right of use asset and lease liability at the present value of lease payments over the lease term. Renewal options are not included in the measurement of the right of use assets and lease liabilities unless the Company is reasonably certain to exercise the optional renewal periods. Some leases also include early termination options, which can be exercised under specific conditions. Additionally, certain leases contain incentives, such as construction allowances from landlords. These incentives reduce the right-of-use asset related to the lease.
Some of the Company’s leases contain rent escalations over the lease term. The Company recognizes expense for operating leases on a straight-line basis over the lease term. The Company recognizes interest expense and depreciation expense for finance leases. Depreciation expense for assets held under finance leases is computed using the straight-line method over the lease term or useful life for leases that contain a transfer of title or reasonably certain purchase option.
Our lease agreements contain variable lease payments for increases in rental payment as a result of indexation, common area maintenance, utility, and maintenance charges. The Company has elected the practical expedient to combine lease and non-lease components for all asset categories. Therefore, the lease payments used to measure the lease liability for these leases include fixed minimum rentals along with fixed non lease component charges. The Company does not have significant residual value guarantees or restrictive covenants in the lease portfolio.
Most of the Company’s leases do not provide a readily available implicit interest rate. Therefore, the Company estimates the incremental borrowing discount rate based on information available at lease commencement. The incremental borrowing rate represents an estimate of the market interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease.
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

Impairment of goodwill is measured as the excess of the carrying amount of goodwill over the fair value of the reporting unit. During the year ended December 31, 2021, the Company evaluated goodwill for impairment using a quantitative assessment for all reporting units concluding that goodwill was not impaired. During the year ended December 31, 2020, the Company used a qualitative assessment for one reporting unit and a quantitative assessment for all other reporting units resulting in a goodwill impairment charge of $4,832. During the year ended December 31, 2019, the Company evaluated goodwill for impairment using a qualitative assessment for all reporting units concluding it was not more likely than not that goodwill was impaired.
Intangible assets consist primarily of customer relationships, trade names, employment agreements, technology licenses, developed or acquired technology, and in-process research and development (“IPRD”). Intangible assets are valued based on the income approach, which utilizes discounted cash flows, or cost buildup. These estimates generally constitute Level 3 inputs under the fair value hierarchy.
IPRD, consisting of seed germplasm, is considered an indefinite-lived intangible asset until the abandonment or completion of the associated research and development efforts. If abandoned, or our projections regarding the costs to complete the research and future revenues and cash flows require adverse revisions, the assets would be impaired. If the activities are completed, a determination is made regarding the useful lives of such assets and methods of amortization. During the year ended December 31, 2021 the associated research and development efforts were completed and the IPRD asset was moved to a definite lived intangible asset and renamed developed technology.
Similar to goodwill, indefinite lived intangible assets are subject to an annual impairment test as of December 1, unless events indicate an interim test is required. During the year ended December 31, 2020, the Company evaluated IPRD for impairment using a qualitative assessment and concluded it was not more likely than not that impairment existed.
In conjunction with business acquisitions, we obtain trade names and permits, enter into employment agreements, and gain access to the distribution channels and customer relationships of the acquired companies. Trade names and permits are amortized over their estimated useful life, which is generally 10 years. Employment agreements are being amortized over the contractual period, which is 2 years. Customer relationships are expected to provide economic benefits to the Company over the amortization period of 15 years and are amortized on a straight-line basis. The amortization period of customer relationships represents management’s best estimate of the expected usage or consumption of the economic benefits of the acquired assets, which is based on our historical experience of customer attrition rates.
Definite lived intangible assets are reviewed for impairment, at the asset group level, whenever, in management’s judgement, impairment indicators are present. At a minimum, we assess all definite lived intangible assets annually for indicators of impairment. When indicators of impairment are present, such an assessment involves estimating undiscounted cash flows over the remaining useful life of the intangible. If the review indicates that undiscounted cash flows are less than the carrying value of the intangible asset, the asset group is written down to fair value, and any impairment is assigned to the assets in the asset group in accordance with the applicable guidance, and a corresponding impairment is recognized in the consolidated statement of operations and comprehensive loss. The Company did not record any definite lived intangible asset impairments for the years ended December 31, 2021, 2020 or 2019.
Debt Issuance Costs
The Company capitalizes costs incurred in connection with new borrowings, the establishment or enhancement of credit facilities and the issuance of debt securities. These costs are amortized as an adjustment to interest expense over the life of the borrowing or term of the credit facility using the effective interest method. Debt issuance costs related to a recognized liability are presented in the balance sheet as a direct reduction from the carrying amount of that liability. The unamortized balance of deferred financing costs shown as a reduction from the carrying amount of the liability was $1,231 and $553 as of December 31, 2021 and 2020, respectively. Amortization of debt issuance costs was $206, $228 and $18 for the years ended December 31, 2021, 2020 and 2019, respectively.
Warrant Liabilities
We account for our Private Placement Warrants, Public Warrants, Notes Payable Warrants, and Convertible Notes Payable Warrants as derivative warrant liabilities in accordance with ASC 815 with the exception of the Notes Payable Warrants issued in connection with the Merger which qualify for equity treatment. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the change in fair value of warrants in the consolidated statements of operations. The fair value of the Public Warrants is measured based on the closing price of the warrant traded on the NYSE while the Private Placement Warrants and Convertible Notes Payable Warrants issued are estimated at each measurement date using a Black-Scholes option pricing model, Monte Carlo simulation, or the closing price of the Company’s common stock for the Notes Payable Warrants which the holder has the ability to exercise at no cost upon expiration.
Conversion Option Liability
We account for the conversion option on our convertible term loans as a derivative liability in accordance with ASC 815 and therefore recognize the conversion option at fair value and adjust the liability to fair value at each reporting period. The liability is subject to re-measurement at each balance sheet date until exercised or expired, and any change in fair value is recognized in the consolidated statements of operations. The fair value of the conversion option is measured based on a Monte Carlo simulation.
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
During the years ended December 31, 2021, 2020 and 2019, Legacy Benson Hill issued shares of Legacy Benson Hill Preferred Stock to new and existing investors for net proceeds of $0, $154,420 and $32,561, respectively.
Fair Value
Assets and liabilities recorded at fair value on a recurring basis on the balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair values. Fair value is defined as the exchange price that would be received for an asset or an exit price that would be paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The authoritative guidance on fair value measurements establishes a three-tier fair value hierarchy for disclosure of fair value measurements as follows:
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
There were no transfers between Level 1, Level 2, or Level 3 of the fair value hierarchy during the periods presented.
Revenue Recognition
The policies described below represent the Company’s policies under ASC 605 and ASC 606 as there were not material changes to the Company’s policies as a result of the adoption on January 1, 2020 with the exception of any changes explicitly outlined.

Product Sales
We recognize revenue on a gross basis for product sales, consisting primarily of harvested produce, processed yellow pea, barley, soybeans, soybean meal, soybean oil, soybean flakes and soybean flour, at the point in time when obligations under the terms of a contract with the customer are satisfied. This generally occurs at the time of transfer of control of the product. In reaching this conclusion, the Company considers several control indicators of the timing of the transfer of control, including significant risks and rewards of ownership, physical possession, and the Company’s right to receive payment. Shipping and handling costs related to contracts with customers for product sales are accounted for as a fulfillment activity and not as a separate performance obligation to customers.
In addition to selling our own farmed produce, we enter into consignment arrangements with produce growers and packers located outside of the U.S. and growers of certain perishable products in the U.S. Within these arrangements, the Company is acting as an agent and earns a stated commission and as such revenue is reported on a net basis representing the commissions earned in the Company’s consolidated statement of operations. For certain of these transactions, the Company is responsible for shipping and handling activities. When that is the case, revenue is recognized for those services as performed.
Sales, use, value-added, and other excise taxes are excluded from the measurement of the transaction price. We generally do not allow a right of return.
The Company’s disaggregated revenue is fully disclosed as revenues by reporting segment (See Note 22 — Segment Information for additional information).
Research and Development Expenses
Research and development expenses consist of the costs of performing activities to discover and develop products and to advance our intellectual property. These costs consist primarily of employee-related expenses for personnel who research and develop our products, fees for contractors who support product development and breeding activities, expenses for trait validation, greenhouse and field trial expenses, purchasing materials and supplies for our laboratories, licensing, information technology expenses, and other costs associated with operating our own laboratories. Reimbursements of research and development costs from governmental or other third-party grants are recognized as a reduction of research and development expense. For the years ended December 31, 2021, 2020 and 2019, the Company received grant reimbursement of $479, $1,016 and $1,142, respectively.
Patents
We expense patent costs, including related legal costs, as incurred. Costs to maintain, in-license, and defend patents are recorded as selling, general and administrative expenses on the statements of operations and comprehensive loss. Costs to write and support the research for filing patents are recorded as research and development expenses on the statements of operations and comprehensive loss.
Stock-Based Compensation
We measure all stock options and restricted stock units (“RSUs”) granted to employees and directors based on the fair value on the date of the grant and recognize compensation expense of those awards over the requisite service period, which is generally the vesting period of the respective awards or the derived service period for awards with market performance vesting conditions. We recognize forfeitures of awards as they occur.
We classify stock-based compensation expense in our consolidated statement of operations and comprehensive loss as research and development and selling, general and administrative expenses as this is consistent with the manner in which the award recipient’s payroll costs are classified.
Stock Options
The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. As we recently became a public company and do not have a meaningful trading history for our common stock, we estimate our expected stock volatility based on the historical volatilities of the common stock of comparable publicly traded companies and expect to continue to do so until such time as we have adequate historical data regarding the volatility of our own common stock.
The expected term of our stock options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options.

The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award from a time period approximately equal to the expected term of the award. Expected dividend yield is zero based on the fact that we have never paid cash dividends and do not expect to pay any cash dividends in the foreseeable future.
Restricted Stock Units
The fair value of restricted stock units (“RSUs”) with only service-based vesting conditions are estimated on the date of grant based on the closing price of the Company’s common stock while the fair value of RSUs with service-based and market performance vesting conditions are estimated on the date of grant using a Monte Carlo simulation. As we recently became a public company and do not have a meaningful trading history for our common stock, we estimate our expected stock volatility based on the historical volatilities of the common stock of comparable publicly traded companies and expect to continue to do so until such time as we have adequate historical data regarding the volatility of our own common stock.
The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award from a time period approximately equal to the expected term of the award. Expected dividend yield is zero based on the fact that we have never paid cash dividends and do not expect to pay any cash dividends in the foreseeable future.
Income Taxes
Income taxes are accounted for using the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on temporary differences between the financial statement basis and tax basis of assets and liabilities and net operating loss and credit carryforwards using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when it is more likely than not that some portion of the deferred tax assets will not be realized.
When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that some or all of the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position, as well as consideration of the available facts and circumstances.
Forward Purchase and Sales Contracts
We enter into seed and grain production agreements (“Forward Purchase Contracts”) with seed producers and growers. The seed and grower contracts often require us to pay prices for the seed and grain produced at commodity futures market prices plus a premium. The grower has the option to fix their price with us throughout the term of the agreement. The grower contracts allow for delivery of grain to us at harvest if so specified when the agreement is executed, otherwise delivery occurs on a date that we elect through a specified date of the following year.
We enter into sales contracts with grain and ingredients customers (“Forward Sales Contracts”) for the sale of soybeans, processed soybean products, and processed yellow pea. These sales contracts are for a fixed or determinable quantity at a fixed or determinable price and will be physically settled with the delivery of the underlying product.
We designate all Forward Purchase Contracts and Forward Sales Contracts as normal purchases and normal sales and as a result are exempt from derivative accounting.
Significant Concentrations and Credit Risk
Financial instruments that potentially expose us to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities, accounts receivable, and Forward Purchase Contracts.
We have cash and cash equivalents and marketable securities at accredited financial institutions and, at times, maintain balances in excess of insured limits but believe such credit risk is minimal. Concentrations of credit risk associated with unsecured accounts receivable may vary between years because of the nature of our business.
Our customers primarily consist of businesses operating in the agriculture industry, including retailers that sell our produce, consumer package goods manufacturers that incorporate our ingredients. For the year ended December 31, 2021, one customer generated greater than 10% of consolidated revenue for a total of $27,493. For the year ended December 31, 2020, one customer generated greater than 10% of consolidated revenue for a total of $15,270. For the year ended December 31, 2019, four customers each generated greater than 10% of consolidated revenue for a total of $38,151.

Foreign Currency Translation
The financial statements for our ex-U.S. operations, primarily comprising licensing arrangements and research and development activities in Brazil and Canada, respectively, are translated to U.S. dollars at current exchange rates. For assets and liabilities, the fiscal year-end rate is used. For revenues, expenses, gains, and losses, an approximation of the average rate for the period is used. Unrealized currency adjustments in the consolidated financial statements are accumulated in equity as a component of accumulated other comprehensive loss.
The Company has entered into a limited number of operation support contracts with vendors with payments denominated in foreign currencies. We are subject to foreign currency transaction gains or losses on our contracts denominated in foreign currencies. Gains and losses resulting from foreign currency transactions are separately reflected in the consolidated statement of comprehensive loss. To date, foreign currency transaction gains and losses have not been material to our financial statements.
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
Recently Issued Accounting Guidance Not Yet Effective
In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (“ASU 2016-13”), which requires measurement and recognition of expected credit losses for financial assets held. ASU 2016-13 is effective for the Company for interim and annual reporting periods beginning after December 15, 2022, and earlier adoption is permitted. We are currently evaluating the impact of the pending adoption of ASU 2016-13 on our consolidated financial statements.
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
In August 2020, the FASB issued ASU 2020-06, Debt (“ASU 2020-06”). ASU 2020-06 reduces the number of accounting models for convertible debt instruments and convertible preferred stock. For convertible instruments with conversion features that are not required to be accounted for as derivatives under ASC 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital, the embedded conversion features no longer are separated from the host contract. ASU 2020-06 is effective for public business entities that meet the definition of a Securities and Exchange Commission (“SEC”) filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is currently evaluating the impact ASU 2020-06 will have on its consolidated financial statements.
3.Business Combinations
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
Prior to the Merger, STPC had outstanding 10,063 Public Warrants (the “Public Warrants”), which were listed on the New York Stock Exchange under the symbol “STPC WS”, and 6,553 Private Placement Warrants (the “Private Placement Warrants”). Upon the closing of the Merger, the Public Warrants became listed on the New York Stock Exchange under the symbol “BHIL WS.” The Warrants remain subject to the same terms and conditions as prior to the Merger.
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

Recapitalization
Cash — STPC trust and working capital cash	$95,318
Cash — PIPE Financing	225,000
Non-cash net assets assumed from STPC	642
Less: fair value of assumed common stock Public Warrants and Private Placement Warrants	(50,850)
Less: transaction costs allocated to equity	(36,770)
Net impact on total stockholders’ equity	$233,340
Less: cash payments for transaction costs at Closing	(34,940)
Less: non-cash net assets assumed from STPC	(642)
Add: transaction costs allocated to equity	36,770
Add: fair value of assumed common stock Public Warrants and Private Placement Warrants	50,850
Net impact on net cash provided by financing activities	$285,378
Less: transaction costs included in net cash used in operating activities(a)	(11,693)
Total net increase in cash and cash equivalents	$273,685
(a) Including transaction costs in the amount of $3,926 allocated to the Public Warrants and Private Placement Warrants which were expensed.

Acquisition of Soy Processing Facilities
ZFS Creston
On December 30, 2021, we completed the acquisition of a soybean processing facility and related assets from ZFS Creston, LLC, an Indiana corporation (“ZFS Creston”) for aggregate cash consideration of $102,065 subject to adjustments set forth in the membership interest purchase agreement for cash, debt and working capital. The soybean processing facility will process the Company’s proprietary soybean varieties for distribution to end customers. The acquisition of the food grade white flake and soy flour manufacturing facility was accounted for as a business combination, and accordingly, the acquired assets and liabilities were recorded at their preliminary estimated fair value, as presented below:

Estimated Fair Value at December 30, 2021
Assets:
Cash and cash equivalents	$56
Accounts receivable	10,729
Inventories	18,209
Prepaid expenses and other current assets	3,627
Property and equipment	60,000
Right of use asset	853
Other assets	2,000
Identified intangible assets	11,000
Goodwill	6,045
Total assets acquired	$112,519
Liabilities:
Accounts payable	4,661
Lease liability	853
Accrued expenses and other liabilities	4,940
Total liabilities assumed	$10,454
Total purchase price	$102,065
The fair values of the assets acquired and liabilities assumed are based on a preliminary estimate, which is subject to change within the measurement period. Given the timing of the acquisition, the Company utilized a benchmarking approach based on the Company’s prior acquisitions and similar industry acquisitions to determine the preliminary fair values for property and equipment and identified intangible assets. Upon completion of the final fair value assessment, the fair values of the assets acquired, liabilities assumed and resulting goodwill may differ materially from the preliminary assessment. Any changes to the initial estimates of the fair value of the assets acquired and liabilities assumed will be recorded to those assets and liabilities and residual amounts will be allocated to goodwill.
Goodwill largely consists of expected growth synergies through the continued vertical integration of the Company within our Ingredients segment. Based on the preliminary valuation analysis, the identified intangible assets consist of customer relationships of $5,500, trade name of $2,000, acquired technology of $3,000 and permits of $500, respectively. The identified intangible assets are amortized using the straight-line method over their preliminary estimated useful lives of 15 years for customer relationships and acquired technology 10 years for trade name and permits.
Effective December 30, 2021, results from the operations of the soybean processing facility will be included in our consolidated statements of operations and comprehensive loss and incorporated in our Ingredients reporting unit and segment. Given the timing of the acquisition, no revenue or expenses were included in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2021.
The unaudited pro forma impact on operating results, as if the acquisition had been completed as of the beginning of 2021, would have resulted in reported revenues and a net loss of $276,877 and $145,038, respectively. For purposes of the pro forma disclosures, the Company adjusted for $2,078 of costs attributable to the acquisition. The unaudited pro forma impact on operating results, as if the acquisition had been completed as of the beginning of 2020, would have resulted in reported revenues and a net loss of $216,082 and $84,805, respectively. The unaudited pro forma impact on operating results, as if the acquisition had been completed as of the beginning of 2019, would have resulted in reported revenues and a net loss of $166,777 and $40,573, respectively. The unaudited pro forma financial information is presented for informational purposes only and does not purport to represent what the results of operations would have been had the Company completed the acquisition on the date assumed, nor is it necessarily indicative of the results of operations that may be expected in future periods.
In conjunction with the acquisition we incurred $2,078 of acquisition-related costs, including legal and accounting fees. These costs were recorded in selling, general, and administrative expenses in the consolidated statement of operations for the year ended December 31, 2021.
Rose Acre Farms
On September 17, 2021, we completed the acquisition of a soybean processing facility and related assets from Rose Acre Farms, Inc., an Indiana corporation (“Rose Acre Farms”) for cash consideration of $14,567 and entered into a long-term ground lease for the real estate upon which such soybean processing facility is located. The soybean processing facility will process the Company’s proprietary soybean varieties for distribution to end customers. The acquisition of the soybean processing facility was accounted for as a business combination, and accordingly, the acquired assets and liabilities were recorded at their estimated fair value, as presented below:

Fair Value at September 17, 2021
Assets:
Inventories	$3,932
Property and equipment	7,875
Right of use asset	785
Identified intangible assets	380
Goodwill	2,380
Total assets acquired	$15,352
Liabilities:
Accounts payable	—
Lease liability	785
Accrued expenses and other liabilities	—
Total liabilities assumed	$785
Total purchase price	$14,567
Goodwill largely consists of expected growth synergies through the vertical integration of the Company within our Ingredients segment. Identified intangible assets consist of permits of $380 which will be amortized using the straight-line method over the estimated useful life of 10 years.
Effective September 17, 2021, results from the operations of the soybean processing facility have been included in our consolidated statements of operations and comprehensive loss and incorporated in our Ingredients reporting unit and segment. For the year ended December 31, 2021, $17,031 of revenue was included in the consolidated statement of operations and comprehensive loss.
The unaudited pro forma impact on operating results, as if the acquisition had been completed as of the beginning of 2021, would have resulted in reported revenues and a net loss of $163,915 and $125,660, respectively. For purposes of the pro forma disclosures, the pro forma adjustments primarily include $361 of costs attributable to the acquisition and amortization of acquired intangibles of $13. The unaudited pro forma impact on operating results, as if the acquisition had been completed as of the beginning of 2020, would have resulted in reported revenues and a net loss of $195,083 and $70,352, respectively. The unaudited pro forma impact on operating results, as if the acquisition had been completed as of the beginning of 2019, would have resulted in reported revenues and a net loss of $168,481 and $42,075, respectively. The unaudited pro forma financial information is presented for informational purposes only and does not purport to represent what the results of operations would have been had the Company completed the acquisition on the date assumed, nor is it necessarily indicative of the results of operations that may be expected in future periods.
In conjunction with the acquisition we incurred $361 of acquisition-related costs, including legal and accounting fees. These costs were recorded in selling, general, and administrative expenses in the consolidated statements of operations for the year ended December 31, 2021.

Acquisition of J&J Produce, Inc.
On May 31, 2019, the Company completed the acquisition of J&J Produce, Inc. and J&J Southern Farms, Inc. (collectively, J&J) for total cash consideration of $14,258. J&J is a producer and distributor of farmed products, including fruits and vegetables. The acquisition of J&J was accounted for as a business combination, and accordingly, the acquired assets and liabilities were recorded at their estimated fair value, as presented below:

Fair Value at May 31, 2019
Assets:
Accounts receivable	$7,827
Inventories	1,814
Prepaid expenses and other current assets	612
Property and equipment	4,033
Right of use asset	1,345
Identified intangible assets	8,950
Goodwill	1,878
Total assets acquired	$26,459
Liabilities:
Accounts payable	8,294
Lease liability	1,345
Accrued expenses and other liabilities	2,562
Total liabilities assumed	$12,201
Total purchase price	$14,258
Goodwill largely consists of expected growth synergies through the commercialization of the Company’s innovative technologies and expansion of distribution channels. Identified intangible assets consist of customer relationships and trade name of $7,310 and $1,640, respectively.
Effective May 31, 2019, results from the operations of J&J have been included in our consolidated statement of operations and comprehensive loss and incorporated in our Fresh reporting unit. For the year ended December 31, 2019, $28,573 of revenue was included in the consolidated statement of operations and comprehensive loss.
The unaudited pro forma impact on operating results, as if the acquisition had been completed as of the beginning of 2019, would have resulted in reported revenues and a net loss of $109,937 and $40,786, respectively. For purposes of the pro forma disclosures, the pro forma adjustments primarily include $1,343 of costs attributable to the acquisition and amortization of acquired intangibles of $348. The unaudited pro forma financial information is presented for informational purposes only and does not purport to represent what the results of operations would have been had the Company completed the acquisition on the date assumed, nor is it necessarily indicative of the results of operations that may be expected in future periods.
Acquisition of SGI Genetics, Inc.
On February 7, 2019, we completed the acquisition of certain assets and the assumption of certain liabilities of SGI Genetics, Inc. and Schillinger Genetics, Inc. (collectively, SGI) for total cash consideration of $13,814. The acquisition of SGI was accounted for as a business combination, and accordingly, the acquired assets and liabilities were recorded at their estimated fair value, as presented below:

Fair Value at February 7, 2019
Assets:
Accounts receivable	$247
Inventories	70
Property and equipment	785
Right of use asset	33
IPRD	4,710
Goodwill	9,260
Total assets acquired	$15,105
Liabilities:
Accounts payable	1,047
Lease liability	33
Deferred revenue	211
Total liabilities assumed	$1,291
Total purchase price	$13,814
IPRD assets, which consist of seed germplasm, are amortized over the estimated useful life of the assets upon successful completion of the related projects. Completion of the related projects occurred in 2021 and the IPRD assets were moved to a definite lived intangible asset and renamed developed technology. Goodwill largely consists of expected growth synergies through the commercialization of acquired seed germplasm.
Effective February 7, 2019, results from the operations of SGI have been included in our consolidated statement of operations and comprehensive loss. Results prior to the acquisition in 2019 were immaterial to the Company’s consolidated financial results.
In conjunction with all acquisitions we incurred $3,994, $0 and $4,010 of acquisition-related costs, including legal and accounting fees, for the years ended December 31, 2021, 2020 and 2019, respectively. These costs were recorded in selling, general, and administrative expenses.
4.Fair Value Measurements
Our financial instruments consist of cash and cash equivalents, marketable securities, accounts receivable, commodity derivatives, commodity contracts, accounts payable, accrued liabilities, warrant liabilities, conversion option liabilities, and notes payable. As of December 31, 2021 and 2020, we had cash and cash equivalents of $78,963 and $9,743, respectively, which includes money market funds with maturities of less than three months. As of December 31, 2021 and 2020, the carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximated fair value due to their short maturities.

The following tables provide the financial instruments measured at fair value on a recurring basis based on the fair value hierarchy:

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
U.S. treasury securities	$—	$—	$—	$—
Corporate bonds	—	82,086	—	82,086
Preferred stock	—	21,603	—	21,603
Marketable securities	$—	$103,689	$—	$103,689
Liabilities
Warrant liabilities	$12,377	$—	$33,674	$46,051
Conversion option liability	—	—	8,783	8,783
Total liabilities	$12,377	$—	$42,457	$54,834

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets
U.S. treasury securities	$76	$—	$—	$76
Corporate bonds	—	100,258	—	100,258
Preferred stock	—	—	—	—
Marketable securities	$76	$100,258	$—	$100,334
Liabilities
Warrant liabilities	$—	$—	$5,241	$5,241
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
The Company acquired commodity purchase and sales contracts in the acquisition of ZFS Creston which were recorded at their estimated fair value. As outlined in Note 2, the Company designates all commodity purchase and sales contracts as normal purchases and normal sales and as a result do not account for them as derivatives under ASC 815. As of December 31, 2021 the Company had a contract asset of $2,354 and a contract liability of $2,652. The contract asset and liability is excluded from the table above as the contracts will not be measured at fair value on a recurring basis. Contract fair values were based upon forward commodity prices, which fall into Level 2 in the fair value hierarchy. The contract asset and liability will be amortized as the remaining volume of the commodity purchase and sales contracts is physically settled.
The warrant liabilities consist of Convertible Notes Payable Warrants, Notes Payable Warrants and Private Placement Warrants valued based on a Monte Carlo simulation that values the warrants using a probability weighted discounted cash flow model which are considered Level 3 as well as Public Warrants which are separately listed and traded under BHIL WS and are considered Level 1. Generally, increases or decreases in the fair value of the underlying common stock would result in a directionally similar impact in the fair value measurement of the associated Level 3 warrant liabilities.

The following table summarizes the change in the warrant and conversion option liabilities categorized as level 3 for the years ended December 31, 2021 and 2020.

Year Ended December 31, 2021
Balance, beginning of period	$5,241
Issuance of Notes Payable Warrants and Convertible Notes Payable Warrants	6,663
Issuance of Convertible Notes Payable conversion option	8,783
Assumption of Private Placement Warrants upon Merger	34,045
Change in estimated fair value	(7,699)
Conversion of Notes Payable Warrants upon Merger	(4,576)
Balance, end of period	$42,457

Year Ended December 31, 2020
Balance, beginning of period	$—
Issuance of Notes Payable Warrants	4,580
Change in estimated fair value	661
Balance, end of period	$5,241

Fair Value of Long-Term Debt
As of December 31, 2021 and 2020, the fair value of the Company’s debt, including amounts classified as current, was $85,163 and $30,510, respectively. Fair values are based upon valuation models using market information, which fall into Level 3 in the fair value hierarchy.
5.Investments in Available-for-Sale Securities
The Company has invested in marketable debt securities, primarily investment grade corporate bonds, preferred stock, and highly liquid U.S Treasury securities, which are held in the custody of a major financial institution. These securities are classified as available-for-sale and, accordingly, the unrealized gains and losses are recorded through other comprehensive income and loss.

	December 31, 2021
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S government and agency securities	$—	$—	$—	$—
Corporate notes and bonds	82,007	572	(493)	82,086
Preferred stock	21,553	126	(76)	21,603
Total investments	$103,560	$698	$(569)	$103,689

	December 31, 2020
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S government and agency securities	$75	$1	$—	$76
Corporate notes and bonds	100,235	242	(219)	100,258
Preferred stock	—	—	—	—
Total investments	$100,310	$243	$(219)	$100,334
The aggregate fair value of investments with unrealized losses that had been owned for less than a year was $48,098 and $25,923 as of December 31, 2021 and 2020, respectively. The Company did not have any unrealized losses on investments owned for more than one year as of December 31, 2021 and 2020, respectively. The Company does not intend to sell these securities before recovery of their amortized cost basis.

Available-for-sale investments outstanding as of December 31, 2021, classified as marketable securities in the consolidated balance sheets, have maturity dates ranging from the first quarter of 2022 through the second quarter of 2028. The fair value of marketable securities as of December 31, 2021 with maturities within one year, one to five years, and more than five years is $15,425, $85,988, and $2,276, respectively. The Company classifies available-for-sale investments as current based on the nature of the investments and their availability to provide cash for use in current operations, if needed.
6.Derivatives
Corporate Risk Management Activities
The Company uses exchange-traded futures to manage price risk of fluctuating Chicago Board of Trade (“CBOT”) prices related to forecasted purchases and sales of soybeans and soybean related products in the normal course of business. These risk management activities are actively monitored for compliance with the Company’s risk management policies. The disclosures within do not reflect the derivatives acquired in the acquisition of ZFS Creston.
As of December 31, 2021, the Company held financial futures related to a portion of its forecasted purchases of soybeans for an aggregate notional volume of 645 bushels of soybeans. 620 bushels of the aggregate notional volume will settle in 2022 with the remaining 25 settling in Q1 2023. As of December 31, 2021, the Company held financial futures related to a portion of its forecasted sales of soybean oil for an aggregate notional volume of 260 pounds of soybean oil all of which will settle in 2022. As of December 31, 2021, the Company held financial futures related to a portion of its forecasted sales of soybean meal for an aggregate notional volume of 46 tons of soybean meal all of which will settle in 2022.
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
The Company’s derivative contracts as of December 31, 2021 were as follows:

	Asset Derivative	Liability Derivative
Soybeans	$18	$48
Soybean oil	5	1
Soybean meal	—	1,228
Effect of daily cash settlement	(23)	(1,277)
Net derivatives as classified in the balance sheet	$—	$—
The Company had a current asset representing excess cash collateral posted to a margin account of $2,504 as of December 31, 2021. These amounts are not included with the derivatives presented in the table above and are included in prepaid expenses and other current assets in the accompanying consolidated balance sheets.
Currently, the Company does not seek cash flow hedge accounting treatment for its derivative financial instruments and thus changes in fair value are reflected in current earnings.
The tables below show the amounts of pre-tax gains and losses related to the Company’s derivatives

	Year Ended December 31, 2021
	Gain (loss) realized on derivatives	Unrealized (loss) gain on derivatives	Total (loss) gain recognized in income
Soybeans	$211	$(30)	$181
Soybean oil	1,148	4	1,152
Soybean meal	(680)	(1,228)	(1,908)
Total	$679	$(1,254)	$(575)
The Company’s soybean positions are designed to hedge risk related to inventory purchases, therefore the gains and losses on soybean instruments are recorded in cost of sales in the accompanying consolidated statements of operations. The Company’s soybean oil and soybean meal positions are designed to hedge risk related to sales transactions therefore the gains and losses on soybean oil and soybean meal instruments are recorded in revenues in the accompanying consolidated statements of operations.
The Company classifies the cash effects of its derivatives within the “Cash Flows From Operating Activities” section of the consolidated statements of cash flows.
The Company did not commence trading until January 2021, therefore there was no derivative activity or balances as of December 31, 2020 or for the years ended December 31, 2020 and 2019.
7.Inventories
Inventories consist of the following:

	December 31,
	2021	2020
Raw materials and supplies	$20,578	$2,263
Work-in-process	11,580	5,348
Finished goods	16,566	5,429
Total inventories	$48,724	$13,040
Work-in-process inventory consists of seed provided to contracted seed producers and growers with which we hold a purchase option for, or are required to purchase, the future harvested seeds or grain as well as crops under production which represents the direct costs of land preparation, seed, planting, growing, and maintenance.
8.Property and Equipment
Components of property and equipment consist of the following:

	December 31,
	2021	2020
Land	$7,545	$342
Furniture and fixtures	3,116	2,732
Machinery, field, and laboratory equipment	72,283	7,393
Computer equipment	2,041	1,288
Vehicles	2,660	1,288
Buildings and building improvements	36,732	25,259
Construction in progress	18,158	1,355
	142,535	39,657
Less accumulated depreciation	(15,650)	(8,033)
Property and equipment, net	$126,885	$31,624
Depreciation expense was $7,722, $4,617 and $2,949 for the years ended December 31, 2021, 2020 and 2019, respectively. The Company capitalized $1,320, $215 and $0 of interest costs during the years ended December 31, 2021, 2020 and 2019, respectively.
9.Leases
The Company leases real estate in the form of land, laboratory, greenhouse, warehouse, and office facilities. The Company also leases equipment in the form of laboratory equipment, vehicles, railcars, and office equipment. The term for real estate leases ranges from 1 to 21 years at inception of the contract and the term for equipment leases ranges from 3 to 20 years at inception of the contract. Most real estate leases include one or more options to renew, with renewal terms that generally can extend the lease term from 1 to 10 years. The leases considered to be financing leases include the office lease for the Company’s headquarters, a building and equipment lease for the Company’s Crop Accelerator facility which opened in 2021, a land lease and an equipment lease.
74

Lease costs are included within cost of sales, selling, general and administrative expenses, and research and development on the consolidated statements of income and comprehensive loss.

	2021	2020	2019
Lease cost
Finance lease cost:
Amortization of right-of-use assets	$3,901	$1,809	$51
Interest on lease liabilities	3,916	1,704	7
Operating lease cost	1,263	1,741	1,151
Short-term lease cost	1,982	2,055	1,684
Variable lease cost	1,296	435	80
Total lease cost	$12,358	$7,744	$2,973
Operating and finance lease right of use assets and liabilities as of the balance sheet dates are as follows:

	2021	2020
Assets
Finance lease right-of-use assets	$72,469	$31,888
Operating lease right-of-use assets	4,983	2,229
Liabilities
Current
Finance lease liabilities	$1,045	$602
Operating lease liabilities	1,377	1,025
Noncurrent
Finance lease liabilities	$76,712	$32,909
Operating lease liabilities	2,442	1,073
Lease term and discount rate consisted of the following as of December 31:

	2021	2020
Weighted-average remaining lease term (years):
Finance leases	14.2	10.5
Operating leases	4.4	3.2
Weighted-average discount rate:
Finance leases	9.2%	8.7%
Operating leases	7.0%	6.9%
Supplemental cash flow and other information related to leases for each of the periods ended December 31 were as follows:

	2021	2020	2019
Other information
Cash paid for amounts included in measurement of liabilities:
Operating cash flows from operating leases	$2,456	$3,612	$2,245
Operating cash flows from finance leases	3,332	1,472	7
Financing cash flows from finance leases	703	88	60
Right-of-use assets obtained in exchange for new lease liabilities:
Finance leases	$46,021	$33,523	$—
Operating leases	2,874	1,447	1,992

The table below reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under noncancellable operating leases with terms of more than one year to the total operating and finance lease liabilities recognized on the consolidated balance sheet as of December 31, 2021.

	Finance Lease	Operating Lease
2022	$5,985	$1,540
2023	8,206	880
2024	10,731	719
2025	10,921	484
2026	11,107	322
Thereafter	104,693	531
Total lease payments	151,643	4,476
Less: NPV discount	73,886	657
Present value of lease liabilities	$77,757	$3,819
10.Goodwill and Intangible Assets
Information regarding our goodwill and intangible assets are as follows:

	Useful Life	Gross Amount	Accumulated Amortization	Net
December 31, 2021
Goodwill	Indefinite	$17,685	$—	$17,685
Customer relationships	15 years	14,686	(1,634)	13,052
Trade names	10 years	4,355	(643)	3,712
Developed and acquired technology	15 years	7,710	(362)	7,348
Permits	10 years	880	(13)	867
		$45,316	$(2,652)	$42,664

	Useful Life	Gross Amount	Accumulated Amortization	Net
December 31, 2020
Goodwill	Indefinite	$9,260	$—	$9,260
Customer relationships	15 years	9,186	(1,021)	8,165
Trade names	10 years	2,355	(407)	1,948
Employment agreements	2 years	436	(436)	—
IPRD	Indefinite	4,710	—	4,710
		$25,947	$(1,864)	$24,083
During 2021 the associated research and development efforts were completed and the IPRD asset was moved to a definite lived intangible asset and renamed developed technology.
In conjunction with the quantitative goodwill impairment analysis performed during 2020 as part of our annual test, we concluded that the goodwill carrying amount exceeded the fair value at our Ingredients and Fresh reporting units.
The impairment at the Ingredients reporting unit was driven by reduced demand for, and margins on, pet food ingredients at our Dakota Dry Bean Inc. (“DDB”, “Dakota Ingredients”, or “DI”) location as driven by lower sales of grain-free companion animal pet food coupled with higher yellow pea processing capacity resulting in an impairment charge of $2,954. After the impairment charge, the goodwill balance associated with the Ingredients reporting unit was $9,260 and is attributable to our acquisition of SGI.
The impairment at the Fresh reporting unit was driven by lower sales and earnings primarily resulting from the impact of the COVID-19 global pandemic coupled with a series of negative weather events in late 2020. Although a recovery from these negative events, and a return to profitability was expected over time, the near-term impact of these events and uncertainties on timing of recovery resulted in an impairment charge of $1,878. After the impairment charge, the goodwill balance associated with the Fresh reporting unit is zero.

The impairment charges were based upon estimated discounted cash flows, including estimates of future sales volumes, sales prices, production costs and a risk-adjusted cost of capital. These estimates generally constitute unobservable Level 3 inputs under the fair value hierarchy.
The goodwill balance as of December 31, 2021 is attributable to our acquisition of two soy processing facilities in 2021 and our acquisition of SGI in 2019 which are included in our Ingredients reporting unit.
Amortization expense on definite lived intangibles was $1,218, $1,124 and $841 for the years ended December 31, 2021, 2020 and 2019, respectively.
As of December 31, 2021, future amortization of intangible assets is estimated as follows:

Amount
Year ending December 31:
2022	$2,066
2023	2,064
2024	2,064
2025	2,064
2026	2,064
Thereafter	14,657
$24,979
The weighted average amortization period in total and by intangible asset class as of December 31, 2021 is as follows:

Customer relationships	13.5 years
Trade names	8.8 years
Developed technology	13.2 years
Permits	9.9 years
Total	12.6 years
11.Other Current Assets
Prepaid expenses and other current assets consist of the following:

	December 31,
	2021	2020
Prepaid expenses	$9,325	$1,636
Contract asset	2,588	450
Derivative margin asset	3,273	—
Tax receivable	2,254	55
Deposits	650	411
Commitment asset	416	—
Other	1,747	509
	$20,253	$3,061

12.Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

	December 31,
	2021	2020
Payroll and employee benefits	$9,144	$2,951
Insurance premiums	4,099	—
Litigation	—	2,675
Professional services	2,517	1,812
Research and development	1,043	700
Inventory	3,168	1,029
Interest	178	364
Contract liability	2,652	—
Other	3,970	2,784
	$26,771	$12,315
13.Debt

	December 31,
	2021	2020
DDB Term Loan, due April 2024	$8,531	$9,916
DDB Equipment Loan, due April 2024	1,925	2,625
Notes Payable, due May 2024	—	19,768
Convertible Notes Payable, due January 2025	80,000	—
Creston Note Payable, due August 2022	5,000	—
Notes payable, varying maturities through June 2026	313	356
DDB Revolver	47	—
Less: unamortized debt discount and debt issuance costs	(11,665)	(2,855)
	84,151	29,810
Less: DDB Revolver	(47)	—
Less: current maturities of long-term debt	(6,934)	(5,466)
Long-term debt	$77,170	$24,344
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
The Credit Agreement is secured by substantially all the real and personal property of DDB and is guaranteed, in part, by Benson Hill, the parent company, to a maximum of $7,000. The DDB Term Loan is payable in equal quarterly installments of $284 plus interest with the remaining balance of $5,972 due in April 2024. The Equipment Loan is payable in equal quarterly installments of $175 plus interest through July 2024.
The interest rate on the DDB Term Loan and DDB Equipment Loan is equal to LIBOR plus 4.0% or 4.10% as of December 31, 2021. The interest rate on the DDB Revolver is equal to LIBOR plus 3.5% or 3.60% as of December 31, 2021.
Under the Credit Agreement, DDB and the Company must comply with certain financial covenants based on DDB’s operations, including a minimum working capital covenant, a minimum net worth covenant, a funded debt to EBITDA ratio covenant, and a fixed charge coverage ratio covenant.
Benson Hill as guarantor must also comply with a minimum cash covenant. The Credit Agreement also contains various restrictions on our activities, including restrictions on indebtedness, liens, investments, distributions, acquisitions and dispositions, control changes, transactions with affiliates, establishment of bank and brokerage accounts, sale-leaseback transactions, margin stocks, hazardous substances, hedging, and management agreements. During 2020 and 2021, we were in violation of certain financial covenants under the Credit Agreement, which were subsequently waived by the lender.
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
In the second quarter of 2021, the Credit Agreement was further amended to adjust the non-financial covenants. In the fourth quarter of 2021, the Revolver maturity date was extended to November 2022. While the Company is currently in compliance with the amended covenants, there is a risk that the Company will not maintain compliance with the covenants, as discussed further in Note 1.
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

Convertible Notes Payable
In December 2021, the Company entered into a financing agreement with an investment firm which included a commitment by the lender to make term loans available to the Company in an amount of up to $100,000 with $80,000 available immediately and a second tranche of $20,000 available between April 2022 and June 2022 upon the Company’s achievement of the following milestones: (i) at least 85% of the Company’s projected revenue for the three months ending March 31, 2022; (ii) gross margin for the three months ending March 31, 2022 greater than -1.5%; and (iii) an average public market capitalization of at least $650 million during the trailing thirty days prior to the date the Lenders make the second tranche loan (together the “Convertible Loan and Security Agreement”).
The Company executed term notes with the lender in December 2021 in the aggregate amount of $80,000 with an initial term of 36 months payable in interest only, at the greater of (a) the prime rate of interest as published in the Wall Street Journal or 3.25% per annum, plus (b) 5.75% per annum in the average amount of $608 for the first 12 months and principal and interest payments in the average amount of $3,624 for the remaining 24 months. The term notes are secured by substantially all of the Company’s assets.

The interest-only period may be extended from 12 to 24 months upon the Company’s full draw of the second tranche of $20,000 and achievement of certain milestones based on the Company’s market cap and financial performance for the nine months ending September 30, 2022. Additionally, the term of the term notes may be extended from 36 to 42 months upon the Company’s achievement of certain milestones based on the Company’s market cap and financial performance for the nine months ending September 30, 2022 and compliance with all debt covenants.
Upon maturity or other satisfaction of the term notes, a final payment (in addition to other payments of principal and interest) equal to $10,700 is payable by the Company to the lenders, however in the event all or any part of any term notes are outstanding when a change of control as defined in the Convertible Loan and Security Agreement occurs the required final payment is $14,200. In the event the term notes are prepaid, a prepayment fee is due, ranging from 1% to 6% of the principal amount of the term notes, based upon the time from the initial closing to the prepayment date.
At any time after 6 months and before 42 months from the closing date of the initial term loans, up to $20,000 of the principal amount of the term loans then outstanding may be converted (at the lender’s option) into shares of the Company’s common stock at a price per share equal to the lower of (a) $8.22; (b) a 15% premium to the 5-day VWAP determined as of June 30, 2022; or (c) in the case of any “equity purchase commitments” and/or “at-the-market” or similar transactions which result in the realization by the Company of gross proceeds of $20,000 or more over any period of 14 consecutive trading days prior to September 30, 2022, the volume-weighted average price of the common stock on the last trading day of such 14 day period; and (d) the effective price per share of any bona fide equity offering prior to September 30, 2022.
The conversion option is subject to: (a) the closing price of the shares of the Company’s common stock for each of the 7 consecutive trading days immediately preceding the conversion, being greater than or equal to the conversion price; (b) the common stock issued in connection with any such conversion not exceeding 20.00% of the total trading volume of the Company’s common stock for the 22 consecutive trading days immediately prior to and including the effective date of the conversion; and (c) all lenders’ pro forma shares of common stock resulting from the conversion option, when added to all lenders’ pro forma shares of common stock resulting from the exercise of the warrants (as outlined in note 14), not exceeding 2.5% of the Company’s outstanding shares of common stock at the time of the conversion.
As 6 months have not elapsed from the closing date of the initial term loans, the conversion option is not yet exercisable by the lender. The fair value of the conversion option, estimated at $8,783 at issuance, was recorded as a debt discount, which is amortized over the life of the term notes using the effective interest method and recorded as interest expense.
Under the terms of the Convertible Loan and Security Agreement, we must comply with certain affirmative, negative, and financial covenants. These covenants are primarily restrictions on our activities, including restrictions on indebtedness, liens, dividends, and significant business changes as well as a requirement to maintain at all times required minimum liquidity equal to or greater than six months. We were in compliance with these covenants in 2021.

Creston Note Payable
In connection with the acquisition of ZFS Creston in December 2021, the Company entered into a note payable with Zeeland Farm Services, Inc., a Michigan corporation, in the amount of $5,000 (the “Creston Note Payable”). The Creston Note Payable is payable in monthly installments equal to the greater of the reduction in the inventory value at ZFS Creston in the preceding month or $833 plus interest at 3% per annum from March 2022 to August 2022.

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

Debt maturities
The contractual maturities of debt as of December 31, 2021 are as follows:

Amount
Year ending December 31:
2022	$6,980
2023	38,605
2024	46,857
2025	3,360
2026	14
Thereafter	—
$95,816
The contractual maturities table excludes the Convertible Notes Payable final payment outlined above.
14.Warrant Liabilities
Notes Payable Warrants
In February 2020 and in connection with the issuance of Notes Payable with an original principal amount of $20,000 along with a commitment to extend an additional $15,000 upon the achievement of certain financial conditions (see Note 13 — Debt), the Company issued 1,077 warrants to purchase Series C-1 preferred shares or any subsequent preferred share round of Benson Hill Preferred Stock. The preferred stock warrant remained outstanding at the close of the Merger and, therefore, converted into a New Benson Hill Warrant without any action on the part of the Company or the warrant holder. Each warrant was converted based on the Exchange Ratio of 1.0754 resulting in 1,158 warrants to purchase New Benson Hill Common Stock which remained outstanding as of December 31, 2021 at an adjusted stock purchase price of $3.43. The fair value of the warrants attributable to the funds loaned to the Company, estimated at $3,332 at issuance, were recorded as a debt discount, which was amortized over the life of the term notes using the effective interest method and recorded as interest expense. The fair value of the warrants attributable to the commitment to fund the second tranche, estimated at $1,248 at issuance, was recorded as a current asset and amortized through the date of commitment expiration (December 2020) using the straight-line method and recorded as interest expense.
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
In September 2021 and in connection with the issuance of Notes Payable with an original principal amount of $20,000 and a commitment to extend an additional $20,000 (see Note 13 — Debt), the Company issued warrants to purchase common stock, Series D preferred shares, or any subsequent preferred share round of Benson Hill. The fair value of the warrants attributable to the funds loaned to the Company, estimated at $3,523 at issuance, was recorded as a debt discount, which was amortized over the life of the term notes using the effective interest method and recorded as interest expense. The fair value of the warrants attributable to the remaining commitment, estimated at $1,028 at issuance, was recorded as a current asset and amortized through the date of commitment expiration using the straight-line method and recorded as interest expense. The option to draw down on the remaining commitment of $20,000 was terminated upon extinguishment of the note as outlined above.
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
Immediately prior to the closing of the Merger with STPC on September 29, 2021, which qualified as a Liquidity Event, the warrant was automatically exchanged for 325 shares of Legacy Benson Hill Common Stock at no cost to the holder and a stock purchase warrant for 225 shares of the Company’s common stock was issued to the holder at an exercise price of $10.00. The Legacy Benson Hill Common Stock issued was converted at the Exchange Ratio resulting in 350 shares of New Benson Hill Common Stock and the stock purchase warrant was converted at the Exchange Ratio resulting in 242 warrants to purchase

New Benson Hill Common Stock at an adjusted stock purchase price of $9.30. The stock purchase warrant was determined to be equity classified in accordance with U.S. GAAP and was outstanding as of December 31, 2021.
In September 2021 and in connection with the full repayment of the notes payable associated with these warrants (see Note 13 — Debt), the Company expensed the remaining unamortized debt discounts, commitment assets and debt issuance costs associated with these warrants.
Convertible Notes Payable Warrants
In December 2021 and in connection with the issuance of Convertible Notes Payable with an original principal amount of $80,000 along with a commitment to extend an additional $20,000 upon the achievement of certain milestones (see Note 13 — Debt), the Company issued warrants exercisable or exchangeable for up to such aggregate number of shares of the Company’s common stock determined by dividing $3.0 million by the Exercise Price (as defined below). The warrants remained outstanding as of December 31, 2021.
The per share exercise price of the warrants (the “Exercise Price”) will equal the lower of (a) $7.86; (b) a 10% premium to the 5-day volume-weighted average price (VWAP) determined as of June 30, 2022; (c) in the case of any “equity purchase commitments” and/or “at-the-market” or similar transactions which result in the realization by the Company of gross proceeds of $20.0 million or more over any period of 14 consecutive trading days prior to September 30, 2022, the VWAP of the common stock on the last trading day of such 14 day period; or (d) the effective price per share of any bona fide equity offering prior to September 30, 2022.
The fair value of the warrants attributable to the funds loaned to the Company, estimated at $1,690 at issuance, were recorded as a debt discount, which is amortized over the life of the convertible term notes using the effective interest method and recorded as interest expense. The fair value of the warrants attributable to the commitment to fund the second tranche, estimated at $423 at issuance, were recorded as a current asset and will be amortized through the date of commitment expiration (June 2022) using the straight-line method and recorded as interest expense.
The warrants are exercisable at the warrant holder’s discretion at any time before the expiration date of December 2026. Upon a change in control the warrants would be automatically exchanged for shares of the Company’s common stock at no cost to the holder.
Public and Private Placement Warrants
On January  8, 2021, Star Peak Corp II consummated its IPO of 40,250 units. Each unit consists of one share of Class A common stock and one-fourth of one Public Warrant for a total of 10,063 Public Warrants. Simultaneously with the closing of STPC’s IPO, STPC consummated the private placement of 6,553 Private Placement Warrants. Upon the completion of the Merger, the Company assumed each of these warrants, which remain outstanding in whole as of December 31, 2021.
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

Redemption of Public Warrants and Private Placement Warrants when the price per share of common stock equals or exceeds $10.00:
Commencing 90 days after the warrants become exercisable, the Company may redeem the outstanding warrants: in whole and not in part; at $0.01 per warrant upon a minimum of 30 days’ prior written notice of redemption, provided that holders will be able to exercise their warrants, but only on a cashless basis, prior to redemption and receive that number of shares determined by reference to an agreed table based on the redemption date and the “fair market value” of common stock; if, and only if, the closing price of the common stock equals or exceeds $10.00 per Public Share (as adjusted) for any 20 trading days within the 30-trading day period ending three trading days before the Company sends the notice of redemption to the warrant holders; and if the closing price of the common stock for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders is less than $18.00 per share (as adjusted), the Private Placement Warrants must also be concurrently called for redemption on the same terms as the outstanding Public Warrants, as described above.
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
15.Income Taxes
The components of income (loss) before income taxes for the years ended December 31 consists of the following:

	2021	2020	2019
Domestic operations	$(125,555)	$(67,232)	$(43,808)
Foreign operations	(461)	121	(83)
Total loss before income taxes	$(126,016)	$(67,111)	$(43,891)
The provision for income taxes for the years ended December 31 consists of the following:

	2021	2020	2019
Current:
Federal	$—	$—	$—
State	—	7	—
Foreign	(63)	41	19
Total current	(63)	48	19
Deferred:
Federal	54	—	—
State	43	—	—
Foreign	197	—	—
Total deferred	294	—	—
Income tax expense	$231	$48	$19

Reconciliation of the Federal statutory income tax provision for the Company’s effective income tax provision for the years ended December 31:

	2021	2020	2019
Tax at federal statutory rate	$(26,463)	$(14,026)	$(9,215)
State taxes, net of federal effect	(2,593)	(2,197)	(1,117)
Non-deductible items	644	818	159
R&D Credit	(2,442)	(1,289)	(666)
Valuation allowance	31,035	16,366	10,618
Warrant revaluation	(3,682)	173	—
Transaction costs	2,900	—	—
Prior loss limitations	672	—	—
Other, net	160	203	240
Provision for income taxes	$231	$48	$19
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31 are presented as follows:

	2021	2020
Deferred tax assets:
Net operating losses and tax credits	$52,898	$32,190
R&D credits	6,672	3,620
Interest limitation carryover	3,683	1,345
Intangible assets	11,168	971
Right of use lease liabilities	20,254	9,359
Other	3,610	1,589
Gross deferred tax assets	98,285	49,074
Less valuation allowance	(67,748)	(36,713)
Net deferred tax assets	$30,537	$12,361

	2021	2020
Deferred tax liabilities:
Right of use assets	$(18,952)	$(8,948)
Property and equipment	(11,580)	(2,697)
Other	(299)	(716)
Gross deferred tax liabilities	(30,831)	(12,361)
Net deferred tax liability	$(294)	$—
As of December 31, 2021, and 2020, the Company has a net operating loss carryforward, before tax effect, of $229,662 and $136,870 for federal tax purposes, respectively, $110,403 and $100,325 for state tax purposes, respectively, and $1,383 and $922 for foreign tax purposes, respectively. Beginning in tax year 2018 and forward, the Federal law has changed such that net operating losses generated after December 31, 2017 may be carried forward indefinitely but may only offset 80% of taxable income. Based on the current law, $24,856 of the federal net operating losses will begin to expire in 2032 and $204,806 of the federal net operating losses have no expiration. The state and foreign tax losses will begin to expire in 2027 and 2037, respectively.
As of December 31, 2021, and 2020, the Company also has federal and state research and development tax credit carryforwards of approximately $6,672 and $3,620, respectively, to offset future income taxes, which will expire beginning in December 2034.
Net operating losses and other tax attributes may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest as defined under Sections 382 and 383 in the Internal Revenue Code. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. Analysis of ownership activity occurring through December 31, 2021, indicated that approximately $3,200 of our federal net operating losses would be limited under Section 382 due to an ownership change that occurred in 2015. These losses have been removed from the carryforward and reflected in the statutory rate reconciliation above. We plan to conduct further analysis on the impacts, if any, to our state net operating losses from this 2015 ownership change as well as monitor continued ownership change activity. The impact to our state net operating losses are not expected to be significant.
We provide for a valuation allowance when it is more likely than not that we will not realize a portion of the deferred tax assets. We have established a valuation allowance against our deferred tax assets described above as current evidence does not suggest we will realize enough taxable income of the appropriate character within the carryforward period to allow us to realize these deferred tax benefits. As of December 31, 2021, and 2020, the Company has provided a valuation allowance of $67,748 and $36,713, respectively. The change in the valuation allowance of $31,035 was primarily due to the generation of additional net operating losses and tax credits for which no benefit was provided.
We are subject to federal income taxes in the United States, Brazil, and Canada, as well as various state and local jurisdictions. Currently, no federal or state income tax returns are under examination by the respective income tax authorities, although tax years 2018-2021 remain open for US federal purposes, 2017-2021 for most states and Canadian purposes, and 2016-2021 for Brazilian purposes.
Several years may elapse before an uncertain tax position is audited and finally resolved. While it is often difficult to predict the outcome or the timing of resolution of any uncertain tax position, we do not believe that we need to recognize any liabilities for uncertain tax positions as of December 31, 2021 or 2020. Further, the Company does not anticipate a significant change to the amount of unrecognized tax benefits within the next twelve months. The Company’s policy is to accrue or charge tax penalties and interest related to tax balances to income tax expense. No penalties or interest have been expensed in the reported periods.
16.Comprehensive Loss
The Company’s other comprehensive income (loss) (“OCI”) consists of foreign currency translation adjustments from its Brazil subsidiary, which does not use the U.S. dollar as its functional currency, and unrealized gains and losses on marketable debt securities classified as available for sale.
The following table shows changes in accumulated other comprehensive income (loss) (“AOCI”) by component for the years ended 2021, 2020 and 2019:

	Cumulative Foreign Currency Translation	Unrealized Gains/(Losses) on Marketable Securities	Total
Balance as of December 31, 2018	$(133)	$(416)	$(549)
Other comprehensive (loss) income before reclassifications	(21)	374	353
Amounts reclassified from AOCI	—	(17)	(17)
Other comprehensive (loss) income	(21)	357	336
Balance as of December 31, 2019	(154)	(59)	(213)
Other comprehensive loss before reclassifications	(226)	(109)	(335)
Amounts reclassified from AOCI	—	223	223
Other comprehensive (loss) income	(226)	114	(112)
Balance as of December 31, 2020	(380)	55	(325)
Other comprehensive income before reclassifications	4	(1,813)	(1,809)
Amounts reclassified from AOCI	—	1,031	1,031
Other comprehensive (loss) income	4	(782)	(778)
Balance as of December 31, 2021	$(376)	$(727)	$(1,103)
Amounts reclassified from AOCI were reported within “Other (income) expense, net” on the consolidated statement of operations. The Company’s accounting policy is to release the income tax effects (if applicable) from AOCI when the individual units of account are sold.

17.Loss Per Common Share
The Company computes basic net income (loss) per share using the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted average number of common shares and the effect of potentially dilutive securities outstanding during the period. Potentially dilutive securities may consist of warrants, stock options, and restricted stock units. The dilutive effect of outstanding warrants, stock options, and restricted stock units are reflected in diluted earnings per share by application of the treasury stock method. The weighted average share impact of warrants, stock options, and restricted stock units that were excluded from the calculation of diluted shares outstanding due to the Company incurring a net loss for the years ended December 31, 2021, 2020 and 2019 were as follows:

Anti-dilutive common share equivalents:	2021	2020	2019
Warrants	577	75	55
Stock options	6,773	2,090	1,891
Restricted stock units	116	—	—
Total anti-dilutive common share equivalents	7,466	2,165	1,946
The following table provides the reconciliation of net loss attributable to common stockholders and basic and diluted loss per common share by outlining the numerators and denominators of the computations for the years ended December 31:

	2021	2020	2019
Numerator:
Net loss	$(126,247)	$(67,159)	$(43,910)
Denominator:
Weighted average common shares outstanding, basic and diluted	121,838	83,295	67,707
Net loss per common share, basic and diluted	$(1.04)	$(0.81)	$(0.65)
18.Stock-Based Compensation
On June 12, 2012, the shareholders approved the 2012 Equity Incentive Plan (the “2012 Plan”), which has been subsequently amended. The 2012 Plan provides for the issuance of up to 17,464 equity-based awards in the form of restricted common stock or stock options awards to eligible employees, directors, and consultants.
On September 29, 2021, stockholders approved the 2021 Omnibus Incentive Plan, (the “Plan”), replacing the 2012 Plan, pursuant to which the Company’s Board of Directors (the “Board”) may grant stock awards, including stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards, to officers, employees, and directors. The Plan allows for non-employee director grants, which are accounted for in the same manner as employee awards. The Plan provides for the issuance of up to 10,194 stock awards as of December 31, 2021.
Stock Options
Under the 2012 Plan, the Company granted stock options which typically vest over two years for board members and four years for all other grants with a contractual life of ten years. The exercise price of stock options granted under the 2012 Plan were set at the fair market value of such shares on the date of grant.
The grant date fair value for the Company’s stock options granted under the 2012 Plan for the years ended December 31, 2021 and 2020, respectively, were based on the following assumptions used within the Black-Scholes option pricing model:

	Year Ended December 31,
	2021	2020
Expected dividend yield	0%	0%
Expected volatility	63%	58%
Risk-free interest rate	0.7%	1.0%
Expected term in years	6.1 years	6.2 years
Weighted average grant date fair value	$1.49	$0.81

The following is a summary of stock option information and weighted average exercise prices under the 2012 Plan:

	Options Outstanding	Weighted Average Exercise Price per Share
Balance as of December 31, 2020	7,635	$0.98
Granted	6,748	2.44
Exercised	(913)	0.64
Cancelled and forfeited	(1,234)	1.55
Expired	(126)	1.22
Balance as of December 31, 2021	12,110	$1.76
The following is a summary of stock option information and weighted average grant date fair values under the 2012 Plan:

	Options Outstanding	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2020	3,729	$1.16
Granted	6,748	2.44
Vested	(1,846)	1.77
Cancelled and forfeited	(1,360)	1.51
Nonvested Balance as of December 31, 2021	7,271	$2.14
There are 10,317 registered shares of common stock reserved for issuance upon exercise or settlement, as applicable, of awards made under the 2012 Plan. While no further awards may be granted under the 2012 Plan, the plan continues to govern all outstanding awards previously issued under it.
As of December 31, 2021, 4,839 stock options were exercisable at a weighted average remaining contractual life of 6.9 years and a weighted average exercise price of $1.12 per share. The aggregate intrinsic value of these stock options was $29,838 as of December 31, 2021. The total intrinsic value of options exercised for the year ended December 31, 2021 was $5,407. The aggregate intrinsic value is the difference between the fair value of the underlying common stock on the date of exercise and the exercise price.
As of December 31, 2021, 12,110 stock options were vested or expected to vest. The total fair value of shares vested during the year was $1,678. The weighted average remaining contractual life of these stock options was 8.0 years, and the weighted average exercise price was $1.76 per share. The aggregate intrinsic value of these stock options was $66,012 as of December 31, 2021.
Restricted Stock Units
RSUs are convertible into shares of Company common stock upon vesting on a one-to-one basis. The RSUs outstanding as of December 31, 2021 represent a combination of RSUs subject to only time vesting conditions and RSUs subject to both time and market based performance vesting conditions. Any unvested portion of the RSUs shall be terminated and forfeited upon termination of employment or service of the grantee or the failure to achieve performance-based vesting conditions within the award term. The time based awards grant date fair value was determined based on the Company’s stock price on the date of grant.
The 1,682 market based performance awards (the “Earnout Awards”) outstanding as of December 31, 2021 are subject to the following vesting conditions: 50% of the Earnout Awards will vest if the closing price of the Company’s publicly traded common stock is greater than or equal to $14.00 over any 20 trading days within any thirty consecutive trading day period within 36 months following the closing of the Merger and 50% of the Earnout Awards will vest if the closing price of the Company’s publicly traded common stock is greater than or equal to $16.00 over any 20 trading days within any thirty consecutive trading day period within 36 months following the closing of the Merger. Any portion of the Earnout Awards that have not vested as of the third anniversary of the closing of the Merger will be forfeited. Additionally, the vesting of the Earnout Awards is subject to the award recipients continued service to the Company through the applicable vesting date. Therefore, should the award recipients service terminate prior to the Earnout Awards vesting, the Earnout Awards will be forfeited.

The closing price thresholds of the Company’s publicly traded common stock are considered market conditions under ASC 718 and are estimated on the grant date using a Monte Carlo simulation. Recognition of stock-based compensation expense of all vesting tranches commenced on the date of grant, as the probability of meeting the two closing price thresholds are not considered in determining the timing of expense recognition. Key assumptions for estimating the market based performance awards fair value at the date of grant included the Company’s share price on the grant date, historical volatilities of the common stock of comparable publicly traded companies, the risk free interest rate, and the grant term.
Total stock-based compensation recorded as operating expense for the Earnout Award for the year ended December 31, 2021 was $2,806. As of December 31, 2021, the Company had approximately $7,519 of total unrecognized stock-based compensation expense remaining under the Earnout Awards assuming the grantee’s continued service to the Company through the applicable vesting date.
Information regarding the RSUs activity and weighted average grant-date fair value follows:

	Time Based Awards		Market Based Performance Awards
	RSUs	Weighted Average Grant Date Fair Value	RSUs	Weighted Average Grant Date Fair Value
Balance as of December 31, 2020	—	$—	—	$—
Granted	226	8.28	1,749	6.14
Vested	—	—	—	—
Cancelled and forfeited	—	—	(67)	6.14
Balance as of December 31, 2021	226	$8.28	1,682	$6.14
Stock-Based Compensation Expense
The Company recognized $7,183, $1,010 and $644 of compensation expense related to grants during the years ended December 31, 2021, 2020 and 2019, respectively.
As of December 31, 2021, the total unrecognized compensation cost related to equity awards granted was $16,354. The Company expects to recognize total unrecognized compensation cost over a remaining weighted average period of 2.4 years.
19.Common Stock
The Company is authorized to issue 440,000 shares of common stock with a par value of $0.0001 per share. Holders of common stock are entitled to one vote for each share. As of December 31, 2021, there were 178,089 shares issued and outstanding. The common stock has the following characteristics:
Voting: Each holder of common stock shall be entitled to one vote for each such share on any matter that is submitted to a vote of stockholders and shall otherwise have the rights conferred by applicable law in respect of such shares.
Dividends: Dividends, or other distributions in cash, securities or other property of the Corporation may be declared and paid or set apart for payment upon the common stock by the Board of Directors from time to time out of any assets or funds of the Corporation legally available for the payment of dividends, and all holders of common stock shall be entitled to participate in such dividends ratably on a per share basis. No dividends have been declared or paid in the year ended December 31, 2021.
Liquidation: Upon any liquidation, dissolution or winding up of the Corporation, whether voluntary or involuntary, and after the holders of the preferred stock of each series shall have been paid in full the amounts to which they respectively shall be entitled in preference to the common stock in accordance with the terms of any outstanding preferred stock and applicable law, the remaining net assets and funds of the Corporation shall be distributed pro rata to the holders of the common stock and the holders of any preferred stock, but only to the extent that the holders of any preferred stock shall be entitled to participate in such distributions in accordance with the terms of any outstanding preferred stock or applicable law. A consolidation or merger of the Corporation with or into another corporation or corporations or a sale, whether for cash, shares of stock, securities or properties, or any combination thereof, of all or substantially all of the assets of the Corporation shall not be deemed or construed to be a liquidation, dissolution or winding up of the Corporation.

Shares Available for Future Issuance: Shares of common stock available for future issuance along with a reconciliation of shares issued or issuable are as follows as of December 31, 2021:

Common stock issued and outstanding	178,089
Options granted and outstanding	12,110
Warrants granted and outstanding	18,398
RSUs granted and outstanding	1,908
Total	210,505
Maximum number of shares available for issuance	229,495
Shares authorized	440,000
20.Employee Benefit Plans
We sponsor four qualified plans under Section 401(k) of the Internal Revenue Code along with a simple individual retirement account retirement plan. All employees who meet certain tenure requirements are eligible to participate in one of these plans but not more than one. Under each plan, employees may elect to defer a portion of pretax or post-tax annual compensation, subject to Internal Revenue Service limits, that are matched by the Company at rates ranging from 3% to 5% of qualifying compensation, depending on the plan. During 2021, 2020 and 2019, the Company made contributions to these plans and recognized expense in the amount of $1,193, $912 and $368, respectively.
21.Commitments and Contingencies
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
For all litigation matters noted above and other individually immaterial matters, the Company accrued $0 and $2,675 as of December 31, 2021 and 2020 respectively, representing the final estimated settlement amounts some of which were paid out in the current year.
Other Commitments
As of December 31, 2021, the Company has committed to purchase from seed producers and growers at dates throughout 2022 and 2023 at fixed prices aggregating to $71.4 million based on commodity futures or market prices, other payments to growers, and estimated yields per acre. In addition to the obligations for which the price is fixed or determinable, the Company has committed to purchase from seed producers and growers 2.9 million bushels throughout 2022 and 2023 for which the pricing is currently variable. These amounts are not recorded in the condensed consolidated financial statements because the Company has not taken delivery of the grain or seed as of December 31, 2021 and due to the fact that the grain or seed are subject to specified quality standards prior to delivery.
22.Segment Information
The Company’s reportable business segments reflect the manner in which its chief operating decision maker (CODM) allocates resources and assesses performance, which is at the operating segment level. The Ingredients reportable segment delivers healthy food ingredients derived from soybean seeds, meal and oil and processed yellow peas. The Fresh reportable segment is a grower, packer and distributor of year-round fresh produce located in the southeastern United States. Financial results associated with legacy licensing arrangements that are not allocated to the Fresh or Ingredients reportable segment and costs associated with centralized operations are reported as Unallocated and other. Centralized operations represent corporate and headquarter-related expenses, which include legal, finance, human resources, and other research and development and administrative expenses that are not allocated to individual reporting operating segments.
Our CODM reviews segment performance and allocates resources based upon segment revenue and Adjusted EBITDA. The Company defines Adjusted EBITDA as earnings from continuing operations excluding income taxes, interest, depreciation, amortization, stock-based compensation, and the impact of significant non-recurring items.
All segment revenue is earned in the United States and there are no intersegment revenues. Operating segment results for the years ended December 31, 2021, 2020 and 2019 are presented below.
For the year ended December 31, 2021 we recognized $146,939 of revenue as of a point in time and $273 over time. For the year ended December 31, 2020 we recognized $114,113 of revenue as of a point in time and $235 over time. All revenue recognized over time is included in unallocated and other.

Year Ended December 31, 2021	Revenue	Adjusted EBITDA
Ingredients	$90,654	$(29,592)
Fresh	56,266	(3,069)
Unallocated and other	292	(47,719)
Total segment results	$147,212	$(80,380)
Adjustments to reconcile consolidated net loss to Adjusted EBITDA:

Consolidated net loss	$(126,247)
Interest expense, net	4,490
Income tax expense (benefit)	231
Depreciation and amortization	12,817
Stock-based compensation	7,183
Change in fair value of warrants	(12,127)
Other non-recurring costs, including acquisition costs	3,994
Employee retention credit	(2,226)
Merger transaction costs	11,693
Non-recurring public company readiness costs	5,265
Loss on extinguishment of debt	11,742
South America seed production costs	2,805
Total Adjusted EBITDA	$(80,380)

Year Ended December 31, 2020	Revenue	Adjusted EBITDA
Ingredients	$58,566	$(7,999)
Fresh	55,278	218
Unallocated and other	504	(38,690)
Total segment results	$114,348	$(46,471)

Adjustments to reconcile consolidated net loss to Adjusted EBITDA:

Consolidated net loss	$(67,159)
Interest expense, net	6,708
Income tax (expense) benefit	48
Depreciation and amortization	7,504
Stock-based compensation	1,010
Change in fair value of warrants	661
Other non-recurring costs, including acquisition costs	(75)
Impairment of goodwill	4,832
Total Adjusted EBITDA	$(46,471)

Year Ended December 31, 2019	Revenue	Adjusted EBITDA
Ingredients	$49,193	$2,239
Fresh	28,573	(1,253)
Unallocated and other	1,757	(36,247)
Total segment results	$79,523	$(35,261)
Adjustments to reconcile consolidated net loss to Adjusted EBITDA:

Consolidated net loss	$(43,910)
Interest expense, net	195
Income tax (expense) benefit	19
Depreciation and amortization	3,790
Stock-based compensation	644
Other non-recurring costs, including acquisition costs	4,001
Total Adjusted EBITDA	$(35,261)
As the CODM does not evaluate the operating segments nor make decisions regarding the operating segments based on total assets, we have excluded this disclosure.
23.Subsequent Events
We consider events or transactions that occur after the balance sheet date but prior to the date the financial statements are available to be issued for potential recognition or disclosure in the financial statements. The Company has completed an evaluation of all subsequent events after the audited balance sheet date of December 31, 2021 through March 28, 2022, the date the accompanying financial statements were available to be issued, to ensure that these financial statements include appropriate disclosure of events both recognized in the financial statements as of December 31, 2021, and events that occurred subsequently but were not recognized in the financial statements.
In January 2022, the Company granted one-time equity awards of 5,517 restricted stock units (the “Founders Grants”) to employees of the Company, under the Company’s 2021 Omnibus Incentive Plan. The Founders Grants issued to Company executives and senior management are subject to continued employment or service through the third anniversary of the Closing and certain market based performance vesting conditions generally based on the achievement of various 30-day volume-weighted average price per share of the Company’s common stock hurdles. The Founders Grants issued to all other employees are subject to continued employment or service through certain anniversaries of the Closing and do not contain performance-based vesting conditions.
On March 24, 2022, the Company entered into definitive subscription agreements with certain investors providing for the private placement of an aggregate of 26,150 units at a price of $3.25 per unit. Each unit consists of (i) one share of the Company’s common stock, par value $0.0001 per share, and (ii) a warrant to purchase one-third of one share of common stock for an aggregate purchase price of approximately $85.0 million. The closing of the private placement occurred on March 25, 2022 (the “Closing”). In connection with the private placement, the Company incurred transactions costs of approximately $3.9 million.

Each warrant to purchase common stock has an exercise price of $3.90 per share, is immediately exercisable, and expires five years from the date of issuance, and is subject to customary adjustments. The warrants may not be exercised if the aggregate number of shares of Common Stock beneficially owned by the holder thereof would exceed a specified threshold set forth therein, subject to increase to up to 19.99% at the option of the holder. Each warrant is redeemable by the Company for $0.10 if the closing price of the Company’s common stock exceeds $9.75 per share for any 20 trading days within a 30-trading day period. The Company intends to use the net proceeds from the private placement to help fund its strategic growth initiatives.
The subscription agreements contained certain registration rights, pursuant to which the Company has agreed to prepare and file a registration statement with the Securities and Exchange Commission no later than 15 days following the closing, to register the resale of the shares of common stock included in the units, the warrants, and the shares of common stock issuable upon exercise of the warrants. The Company agreed to use its commercially reasonable efforts to have such registration statement declared effective as promptly as possible after the filing thereof, subject to certain specified liquidated damages if effectiveness is not achieved by the 60th day following the Closing (or the 90th day following the Closing if the SEC notifies the Company that it will review the registration statement).
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures
As disclosed in the Current Report on Form 8-K filed by the registrant on October 5, 2021, on the Closing Date the Audit Committee of the Board resolved that Withum Smith+Brown (“WSB”) would be dismissed as the Company’s independent registered public accounting firm. WSB served as the independent registered public accounting firm for STPC from its inception through the Closing. The firm of Ernst & Young, LLP (“EY”) served as the independent registered public accounting firm for privately-held Benson Hill prior to the Merger.
On the Closing Date, the Audit Committee of the Board approved the engagement of EY as the Company’s independent registered public accounting firm effective as of the Closing to audit New Benson Hill’s consolidated financial statements for the year ended December 31, 2021. Accordingly, WSB was informed that it would be dismissed as the Company’s independent registered public accounting firm effective on the Closing.
The reports of WSB on STPC’s, New Benson Hill’s legal predecessor, balance sheet as of December 31, 2020 and the statements of operations, changes in stockholder’s equity and cash flows for the period from October 8, 2020 (date of inception) through December 31, 2020 and the related notes to the financial statements, did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainties, audit scope or accounting principles.
During the period from October 8, 2020 through December 31, 2020, and the subsequent period through October 4, 2021, there were no “disagreements” (as such term is defined in Item 304(a)(1)(iv) of Regulation S-K under the Exchange Act) between New Benson Hill and WSB on any matter of accounting principles or practices, financial disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of WSB, would have caused it to make reference to the subject matter of the disagreements in its reports on New Benson Hill’s financial statements for such period.
During the period from October 8, 2020 through December 31, 2020, and the subsequent period through October 4, 2021, there were no “reportable events” (as defined in Item 304(a)(1)(v) of Regulation S-K under the Exchange Act).
During the period from October 8, 2020 (inception) to the date the Board approved the engagement of EY as New Benson Hill’s independent registered public accounting firm, STPC did not consult with EY on matters that involved the application of accounting principles to a specified transaction, the type of audit opinion that might be rendered on STPC’s consolidated financial statements or any other matter that was either the subject of a disagreement or reportable event (as defined in Item 304(a)(1)(iv) and (v) of Regulation S-K under the Exchange Act, respectively).
New Benson Hill has provided WSB with a copy of the foregoing disclosures and has requested that WSB furnish New Benson Hill with a letter addressed to the SEC stating whether it agrees with the statements made by the New Benson Hill set forth above. A copy of WSB’s letter, dated October 4, 2021, is filed as Exhibit 16.1 to Current Report on Form 8-K filed by the registrant on October 5, 2021.
Item 9A. Controls and Procedures
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined under the Exchange Act, as of December 31, 2021, the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.
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
Material Weakness in Internal Control Over Financial Reporting
In connection with the preparation and audit of our consolidated financial statements, a material weakness was identified in our internal control over financial reporting relating to the years ended December 31, 2020 and 2019, which remains unremediated as of December 31, 2021. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that a reasonable possibility exists that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis.
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
Plan to Remediate Material Weakness in Internal Control Over Financial Reporting
The Company, with oversight by the Audit Committee of the Board, is devoting significant time, attention, and resources to remediating the above material weakness in our internal control over financing reporting. As of December 31, 2021, the Company had initiated the following steps intended to remediate the material weakness described above and strengthen our internal control over financial reporting:
•Develop and deliver internal controls training to executives, other management and finance/accounting resources. The training includes a review of management’s and individual roles and responsibilities related to internal controls;
•Hire, train and develop experienced accounting executives and personnel with a level of public accounting knowledge and experience in the application of U.S. GAAP commensurate with our financial reporting requirements and the complexity of our operations and transactions. A portion of their job responsibilities is to perform reviews, reconciliations and other financial reporting monitoring controls; and
•Establish and implement policies and practices for the attraction, development and retention of competent public accounting personnel in alignment with objectives.
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
Changes in Internal Control over Financial Reporting
Except as set forth above, there were no changes in our internal control over financial reporting, as identified in connection with the evaluation required by Exchange Act Rules 13a-15(d) and 15d-15(d), that occurred during the year ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Management’s Report on Internal Controls Over Financial Reporting
As discussed elsewhere in this Annual Report on Form 10-K, we completed the Merger on September 29, 2021. Prior to the Merger, we were a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more operating businesses. As a result, previously existing internal controls are no longer applicable or comprehensive enough as of the assessment date as our operations prior to the Merger were insignificant compared to those of the consolidated entity post-Merger. The design of internal controls over our financial reporting post-Merger has required and will continue to require significant time and resources from management and other personnel. As a result, management was unable, without incurring unreasonable effort or expense, to conduct an assessment of our internal control over financial reporting as of December 31, 2021. Accordingly, we are excluding management’s report on internal control over financial reporting pursuant to Section 215.02 of the SEC Division of Corporation Finance’s Regulation S-K Compliance & Disclosure Interpretations.
Item 9B. Other Information

CFO Employment Agreement

As previously reported, on February 2, 2022, DeAnn Brunts, Chief Financial Officer of the Company and a member of its Board of Directors (the “Board”), notified the Company of her upcoming retirement and corresponding resignation from her position as Chief Financial Officer of the Company effective following the Company’s filing of this Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (this “Annual Report”). Ms. Brunts will continue in her role as a Director of the Company following her retirement.

As also previously reported, in anticipation of the effectiveness of Ms. Brunts’s retirement, the Company appointed Dean Freeman as the Company’s next Chief Financial Officer, with such appointment to occur concurrently with Ms. Brunts’s retirement. In order to facilitate Mr. Freeman’s transition into the position of Chief Financial Officer, on February 2, 2022, the Company hired Mr. Freeman as Executive Vice President, Finance.

On March 25, 2022, the Company and Mr. Freeman entered into an Executive Employment Agreement (the “Employment Agreement”) in connection with Mr. Freeman’s service to the Company as its Chief Financial Officer. The Employment Agreement becomes effective immediately following the Company’s filing of this Annual Report.

Pursuant to the Employment Agreement, Mr. Freeman (i) is entitled to an initial annual base salary of $450,000, (ii) is eligible to receive an annual cash bonus with a target amount of 50% of his annual base salary, determined based on the achievement of certain Company and individual performance goals set by the Board or the compensation committee of the Board, and subject to other terms and conditions of the Employment Agreement, and (iii) is eligible to participate in the Company’s 2021 Omnibus Incentive Plan (the “Incentive Plan”) and the Company’s long-term equity incentive program (the “LTIP”), as determined by the Board or the compensation committee of the Board, in its sole discretion. The target equity award for Mr. Freeman’s 2022 annual grant will have a grant date fair value equal to 75% of Mr. Freeman’s base salary, and shall vest 25% on each of the first four anniversaries of the grant date, subject to Mr. Freeman’s continued employment with the Company through the applicable vesting date.

In addition, Mr. Freeman is eligible for a one-time sign-on equity bonus (the “Sign-On Equity Award”) of 300,000 restricted stock units, which shall vest 25% on each of the first four anniversaries of the bonus’s grant date, subject to Mr. Freeman’s continued employment with the Company through each anniversary vesting date. Mr. Freeman will also be eligible to participate in all benefit plans and programs of the Company available to similarly situated executives of the Company.

The Employment Agreement provides for (i) reimbursement for housing for Company related travel to St. Louis of up to $2,500 per month through the earlier of July 31, 2023 or Mr. Freeman’s relocation to St. Louis and (ii) reimbursement of up to $30,000 for reasonable relocation expenses incurred prior to July 31, 2023 (plus a gross-up to cover any taxes paid by executive related to such relocation reimbursement).

Under the Employment Agreement, upon a termination by the Company without Cause or Mr. Freeman’s resignation for Good Reason (each as defined in the Employment Agreement, and together an “Involuntary Termination”), Mr. Freeman would be entitled to the following benefits, subject to continued compliance with certain restrictive covenants and execution of a release of claims in favor of the Company: salary continuation for one year; a lump sum payment equal to any unpaid annual bonus for the calendar year prior to the Involuntary Termination; a lump sum payment equal to any annual bonus that would have been payable in the year of the Involuntary Termination (based on the lower of achievement of the applicable target performance goals or actual performance), prorated based on the portion of such year in which Mr. Freeman was employed (“Separation Year Bonus”); and, if Mr. Freeman timely elects COBRA continuation coverage, up to 12 months of reimbursements for his COBRA premium payments.

In addition, if in the 12 months following a Change in Control (as defined in the Incentive Plan), Mr. Freeman experiences an Involuntary Termination or if the circumstances that ultimately give rise to the Involuntary Termination occur within the three months prior to a Change in Control, (i) Mr. Freeman will be eligible for an additional six months of salary continuation and COBRA premiums, (ii) the Separation Year Bonus will not be subject to proration, and (iii) any unvested portion of outstanding equity awards that are subject to time-vesting, including the Sign-On Equity Award, shall become fully time-vested.

Mr. Freeman is also a party to the Company’s 2021 general form of Loyalty Agreement (the “2021 Loyalty Agreement”) used for Company employees, which provides for one-year salary continuation upon an employee’s separation if, in the Company’s sole discretion, the Company elects to bind the employee to a one-year post-employment non-competition covenant. The Loyalty Agreement also provides for certain restrictive covenants, including confidentiality, intellectual property assignment, and non-solicitation of employees, consultants or customers during employment and for one year post-termination. The Employment Agreement also provides for up to an additional 12 months of base salary continuation if the Company elects to extend the restrictive period for Mr. Freeman’s non-compete covenant.

The Employment Agreement also provides that to the extent an event or events occur that would trigger the application of Code Section 280G of the Internal Revenue Code of 1986, as amended (“Code Section 280G”), and result in “parachute payments” within the meaning of Code Section 280G to be paid to Mr. Freeman, any such parachute payments payable to Mr. Freeman will be reduced to the maximum amount that does not trigger an excise tax under Code Section 280G unless Mr. Freeman would be better off on an after-tax basis receiving all such parachute payments.

The foregoing description of the Employment Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Employment Agreement, a copy of which is attached hereto as Exhibit 10.8 and is incorporated herein by reference.

Annual Meeting

The Company has established June 13, 2022 as the date for its 2022 Annual Meeting of Stockholders. Additional information regarding the Company’s 2022 Annual Meeting of Stockholders will be included in the Company’s Proxy

Statement relating to such meeting, to be filed with the Securities and Exchange Commission within 120 days after the close of the Company’s fiscal year.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to, and will be contained in, our Proxy Statement to be filed in connection with our 2022 Annual Meeting of Stockholders, to be filed with the SEC within 120 days after the close of our fiscal year.
Item 11. Executive Compensation
The information required by this item is incorporated by reference to, and will be contained in, our Proxy Statement to be filed in connection with our 2022 Annual Meeting of Stockholders, to be filed with the SEC within 120 days after the close of our fiscal year.
Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to, and will be contained in, our Proxy Statement to be filed in connection with our 2022 Annual Meeting of Stockholders, to be filed with the SEC within 120 days after the close of our fiscal year.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to, and will be contained in, our Proxy Statement to be filed in connection with our 2022 Annual Meeting of Stockholders, to be filed with the SEC within 120 days after the close of our fiscal year.
Item 14. Principal Accounting Fees and Services
The information required by this item is incorporated by reference to, and will be contained in, our Proxy Statement to be filed in connection with our 2022 Annual Meeting of Stockholders, to be filed with the SEC within 120 days after the close of our fiscal year.

Part IV
-Item 15.   Exhibits and Financial Statement Schedules.

(a)    The following documents are filed as part of this Form 10-K:
(1)    Financial Statements:

Reference is made to Item 8. Financial Statements and Supplementary Data of this report.

(2)    Financial Statement Schedules:

Schedule II
Benson Hill, Inc.
Valuation and Qualifying Accounts
(In Thousands)

	Balance at Beginning of Year	Additions (Reductions) Charged to Costs and Expenses	Balance at End of Year
Year Ended December 31, 2021
Reserves deducted from asset accounts:
Accounts receivable and other receivables	$177	$362	$539
Inventories	400	357	757
Deferred income taxes	36,713	30,376	67,089
Year Ended December 31, 2020
Reserves deducted from asset accounts:
Accounts receivable and other receivables	$28	$149	$177
Inventories	211	189	400
Deferred income taxes	20,443	16,270	36,713
Year Ended December 31, 2019
Reserves deducted from asset accounts:
Accounts receivable and other receivables	$22	$6	$28
Inventories	37	174	211
Deferred income taxes	9,851	10,592	20,443

All other financial statement schedules listed under SEC rules but not included in this report are omitted because they are not applicable or the required information is provided in the notes to our consolidated financial statements.

(3)    Exhibits:

Exhibit No.	Description
2.1†
Agreement and Plan of Merger, dated as of May 8, 2021, by and among Star Peak Corp II, STPC Merger Sub Corp. and Benson Hill, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on May 10, 2021).

2.2†
Membership Interest Purchase Agreement, dated as of December 30, 2021, by and among Benson Hill, Inc., DDB Holdings, Inc., ZFS Creston, LLC, ZFS Solutions, LLC, as Sellers’ Representative, and the Sellers set forth therein (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on January 4, 2022).

3.1	Second Amended and Restated Certificate of Incorporation of Benson Hill, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 5, 2021).
3.2	Amended and Restated Bylaws of Benson Hill, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on October 5, 2021).
4.1	Form of Common Stock Certificate of Benson Hill, Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 5, 2021).
4.2	Form of Warrant Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on October 5, 2021).

Exhibit No.	Description
4.3	Form of Warrant to Purchase Shares of Stock of Benson Hill, Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 4, 2022).
4.4†
Warrant Agreement, dated as of January 8, 2021, by and between Benson Hill, Inc. and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 8, 2021).

4.5
Investor Rights Agreement, dated as of September 29, 2021, by and among Benson Hill, Inc. and certain of its stockholders (incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q filed on November 15, 2021).

4.6	Form of Lock-up Agreement (incorporated by reference to Annex H to the Company’s definitive Proxy Statement/Prospectus filed on September 2, 2021).
4.7*	Description of Securities.
10.1	Form of Subscription Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on May 10, 2021).
10.2†
Earnout Escrow Agreement, dated as of September 29, 2021, by and among Benson Hill, Inc., Shareholder Representative Services LLC, and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 5, 2021).

10.3*#	Benson Hill, Inc. 2021 Omnibus Incentive Plan effective September 29, 2021.
10.4#
Employment Agreement, dated as of September 29, 2021, by and between Benson Hill, Inc. and Matthew B. Crisp (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on November 15, 2021).

10.5#
Employment Agreement, dated as of September 29, 2021, by and between Benson Hill, Inc. and DeAnn Brunts (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on November 15, 2021).

10.6#
Employment Agreement, dated as of September 29, 2021, by and between Benson Hill, Inc. and Jason Bull (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed on November 15, 2021).

10.7#
Employment Agreement, dated as of September 29, 2021, by and between Benson Hill, Inc. and Bruce Bennett (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed on November 15, 2021).

10.8*#	Employment Agreement, dated as of March 25, 2022, by and between Benson Hill, Inc. and Dean Freeman.
10.9#	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on October 5, 2021).
10.10#
Benson Hill, Inc. Executive Severance Plan (incorporated by reference to Exhibit 10.9 to Amendment No. 4 to the Company’s Registration Statement on Form S-4 (File No. 333-256161) filed on August 30, 2021).

10.11#
Form of Benson Hill, Inc. Restricted Stock Unit Agreement—Earn Out Award for Matthew Crisp granted under the Benson Hill, Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q filed on November 15, 2021).

10.12#
Form of Benson Hill, Inc. Restricted Stock Unit Agreement—Earn Out Award for DeAnn Brunts granted under the Benson Hill, Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q filed on November 15, 2021).

10.13#
Form of Benson Hill, Inc. Restricted Stock Unit Agreement—Earn Out Award for Jason Bull granted under the Benson Hill, Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q filed on November 15, 2021).

10.14#
Form of Benson Hill, Inc. Restricted Stock Unit Agreement—Earn Out Award for Yevgeny Fundler granted under the Benson Hill, Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q filed on November 15, 2021).

10.15*#	Form of Benson Hill, Inc. Restricted Stock Unit Agreement—Outperformance Award for Matthew Crisp, as amended, granted under the Benson Hill, Inc. 2021 Omnibus Incentive Plan.
10.16#
Form of Benson Hill, Inc. Restricted Stock Unit Agreement—Founder’s Grant for DeAnn Brunts, Jason Bull and Bruce Bennett, granted under the Benson Hill, Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 11, 2022).

10.17*#	Form of Benson Hill, Inc. Restricted Stock Unit Agreement—2022 Annual LTIP Award granted under the Benson Hill Inc. 2021 Omnibus Incentive Plan.
10.18*#	Form of Benson Hill, Inc. Restricted Stock Unit Agreement—2022 Annual LTIP Award for Dean Freeman, Jason Bull and Bruce Bennett, granted under the Benson Hill, Inc. 2021 Omnibus Incentive Plan.

Exhibit No.	Description
10.19*#	Form of Benson Hill, Inc. Restricted Stock Unit Agreement—Sign On Award for Dean Freeman, granted under the Benson Hill, Inc. 2021 Omnibus Incentive Plan.
10.20*#	Offer Letter, dated as of April 29, 2021, by and between Benson Hill, Inc. and Yevgeny Fundler.
10.21†
Sublease Agreement, dated as of August 9, 2019, as amended, by and between Edge @ BRDG, LLC and Benson Hill Holdings, Inc. (formerly known as Benson Hill, Inc.) (incorporated by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q filed on November 15, 2021).

10.22†
Lease Agreement, dated as of November 4, 2020, as amended, by and between 1200 Research Owner, LLC and Benson Hill Holdings, Inc. (incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q filed on November 15, 2021).

10.23†
Credit Agreement, dated as of April 11, 2019, as amended, by and between Dakota Dry Bean Inc. as Borrower and First National Bank of Omaha as Lender (incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q filed on November 15, 2021).

10.24†
Loan and Security Agreement (with Supplement), dated as of December 29, 2021, by and among the Company, certain of the Company’s direct and indirect wholly-owned subsidiaries, the Agent, and the Lenders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 4, 2022).

21.1*	Subsidiaries of Benson Hill, Inc.
23.1*	Consent of Independent Registered Accounting Firm Ernst & Young LLP.
31.1*	Section 302 Certification Statement of Chief Executive Officer.
31.2*	Section 302 Certification Statement of Chief Financial Officer.
32**	Section 906 Certification Statement of Chief Executive Officer and Chief Financial Officer.
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

__________________________
* Filed herewith.
** Furnished herewith.
† Certain of the exhibits and schedules of this Exhibit have been omitted in accordance with Regulation S-K Item 601(b)(5). The registrant agrees to furnish a copy of all omitted exhibits and schedules to the Securities and Exchange Commission upon its request.
# Indicates management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BENSON HILL, INC. (Registrant)

By:	/s/ Matthew B. Crisp
	Name:	Matthew B. Crisp
	Title:	Chief Executive Officer
Date: March 28, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ Matthew B. Crisp	Chief Executive Officer and Director (Principal Executive Officer)	March 28, 2022
Matthew B. Crisp

/s/ DeAnn Brunts	Chief Financial Officer and Director (Principal Financial and Accounting Officer)	March 28, 2022
DeAnn Brunts

/s/ J. Stephan Dolezalek	Director	March 28, 2022
J. Stephan Dolezalek

/s/ Adrienne Elsner	Director	March 28, 2022
Adrienne Elsner

/s/ Daniel Jacobi	Director	March 28, 2022
Daniel Jacobi

/s/ David J. Lee	Director	March 28, 2022
David J. Lee

/s/ Molly Montgomery	Director	March 28, 2022
Molly Montgomery

/s/ Craig Rohr	Director	March 28, 2022
Craig Rohr

/s/ Linda Whitley-Taylor	Director	March 28, 2022
Linda Whitley-Taylor