Form 10-Q
period 2022-03-31
Benson Hill, Inc.
filed 2022-05-16
CIK 1830210

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of May 12, 2022, 205,194,004 shares of the registrant’s Common Stock, par value $0.0001, were issued and outstanding.

Benson Hill, Inc.
Quarterly Report on Form 10-Q
For the Quarter Ended March 31, 2022

Part I - Financial Information
Item 1. Financial Statements
Benson Hill, Inc.
Condensed Consolidated Balance Sheets
(In Thousands)

	March 31, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$103,977	$78,963
Marketable securities	105,934	103,689
Accounts receivable, net	34,818	31,729
Inventories, net	54,700	48,724
Prepaid expenses and other current assets	20,687	20,253
Total current assets	320,116	283,358
Property and equipment, net	126,696	126,885
Right of use asset, net	74,521	77,452
Goodwill and intangible assets, net	43,181	42,664
Other assets	4,514	4,538
Total assets	$569,028	$534,897

	March 31, 2022	December 31, 2021
	(Unaudited)
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$31,171	$35,508
Revolving line of credit	1,857	47
Current lease liability	2,490	2,422
Current maturities of long-term debt	14,178	6,934
Accrued expenses and other current liabilities	21,484	26,771
Total current liabilities	71,180	71,682
Long-term debt	75,696	77,170
Long-term lease liability	78,357	79,154
Warrant liabilities	36,809	46,051
Conversion option liability	12,888	8,783
Deferred tax liabilities	287	294
Other non-current liabilities	317	316
Total liabilities	275,534	283,450
Stockholders’ equity:
Redeemable convertible preferred stock, $0.0001 par value; 1,000 and 1,000 shares authorized, 0 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	—	—
Common stock, $0.0001 par value, 440,000 and 440,000 shares authorized, 205,069 and 178,089 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	21	18
Additional paid-in capital	594,345	533,101
Accumulated deficit	(297,145)	(280,569)
Accumulated other comprehensive loss	(3,727)	(1,103)
Total stockholders’ equity	293,494	251,447
Total liabilities and stockholders’ equity	$569,028	$534,897
See accompanying notes to the condensed consolidated financial statements (unaudited).

Benson Hill, Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(In Thousands, Except Per Share Information)

	Three Months Ended March 31,
	2022	2021
Revenues	$92,445	$31,802
Cost of sales	97,667	31,233
Gross (loss) profit	(5,222)	569
Operating expenses:
Research and development	12,306	7,127
Selling, general and administrative expenses	23,124	13,733
Total operating expenses	35,430	20,860
Loss from operations	(40,652)	(20,291)
Other (income) expense:
Interest expense, net	6,388	1,258
Change in fair value of warrants and conversion option	(31,741)	1,016
Other expense (income), net	1,316	(218)
Total other (income) expense, net	(24,037)	2,056
Net loss before income tax	(16,615)	(22,347)
Income tax (benefit) expense	(39)	—
Net loss	$(16,576)	$(22,347)
Net loss per common share:
Basic and diluted loss per common share	$(0.10)	$(0.21)
Weighted average shares outstanding:
Basic and diluted weighted average shares outstanding	160,711	108,757
See accompanying notes to the condensed consolidated financial statements (unaudited).

Benson Hill, Inc.
Condensed Consolidated Statements of Comprehensive Loss (Unaudited)
(In Thousands)

	Three Months Ended March 31,
	2022	2021
Net loss	$(16,576)	$(22,347)
Foreign currency:
Comprehensive loss	(65)	(71)
	(65)	(71)
Marketable securities:
Comprehensive loss	(3,766)	(87)
Adjustment for net income (losses) realized in net loss	1,207	(47)
	(2,559)	(134)
Total other comprehensive loss	(2,624)	(205)
Total comprehensive loss	$(19,200)	$(22,552)
See accompanying notes to the condensed consolidated financial statements (unaudited).

Benson Hill, Inc.
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
(In Thousands)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	—	$—	178,089	$18	$533,101	$(280,569)	$(1,103)	$251,447
Issuance of common stock upon exercise of stock options and warrants	—	—	830	—	636	—	—	636
Stock-based compensation expense	—	—	—	—	5,683	—	—	5,683
PIPE Investment, net of issuance costs of $3,456	—	—	26,150	3	54,925	—	—	54,928
Comprehensive loss	—	—	—	—	—	(16,576)	(2,624)	(19,200)
Balance as of March 31, 2022	—	$—	205,069	$21	$594,345	$(297,145)	$(3,727)	$293,494

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	102,899	$287,323	5,798	$1	$5	$(154,322)	$(325)	$(154,641)
Retroactive application of recapitalization	(102,899)	(287,323)	102,899	10	287,313	—	—	287,323
Adjusted balance, beginning of period	—	—	108,697	11	287,318	(154,322)	(325)	132,682
Issuance of common stock upon exercise of stock options	—	—	136	—	85	—	—	85
Stock-based compensation expense	—	—	—	—	647	—	—	647
Other	—	—	—	—	(15)	(1)	—	(16)
Comprehensive loss	—	—	—	—	—	(22,347)	(205)	(22,552)
Balance as of March 31, 2021	—	$—	108,833	$11	$288,035	$(176,670)	$(530)	$110,846
See accompanying notes to the condensed consolidated financial statements (unaudited).

Benson Hill, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In Thousands)

	Three Months Ended March 31,
	2022	2021
Operating activities
Net loss	$(16,576)	$(22,347)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,404	2,591
Stock-based compensation expense	5,683	647
Bad debt expense	156	—
Change in fair value of warrants and conversion option	(31,741)	1,016
Accretion and amortization related to financing activities	2,907	344
Other	4,026	81
Changes in operating assets and liabilities:
Accounts receivable	(3,245)	(3,980)
Inventories	(5,054)	(2,508)
Prepaid expenses and other current assets	(540)	(4,231)
Accounts payable	(7,540)	641
Accrued expenses	(6,672)	203
Net cash used in operating activities	(53,192)	(27,543)
Investing activities
Purchases of marketable securities	(84,991)	(34,666)
Proceeds from maturities of marketable securities	4,575	1,755
Proceeds from sales of marketable securities	73,196	76,064
Payments for acquisitions of property and equipment	(3,360)	(13,713)
Payment made in connection with business acquisitions	(1,034)	—
Net cash (used in) provided by investing activities	(11,614)	29,440
Financing activities
Principal payments on debt	(1,316)	(618)
Proceeds from issuance of debt	4,078	—
Borrowing under revolving line of credit	5,726	6,676
Repayments under revolving line of credit	(3,916)	(2,352)
Repayments of financing lease obligations	(290)	(85)
Payment of deferred offering costs	—	(408)
Contributions from PIPE Investment, net of transaction costs paid of $18	84,967	—
Proceeds from the exercise of stock options and warrants	636	52
Net cash provided by financing activities	89,885	3,265
Effect of exchange rate changes on cash	(65)	(71)
Net increase in cash and cash equivalents	25,014	5,091
Cash and cash equivalents, beginning of period	78,963	9,743
Cash and cash equivalents, end of period	$103,977	$14,834

Supplemental disclosure of cash flow information
Cash paid for taxes	$—	$—
Cash paid for interest	$2,473	$1,488
Supplemental disclosure of non-cash activities
PIPE Investment issuance costs included in accrued expenses and other current liabilities	$4,143	$—
Purchases of property and equipment included in accounts payable and accrued expenses and other current liabilities	$3,104	$802
Purchases of inventory included in accounts payable and accrued expenses and other current liabilities	$2,776	$—
See accompanying notes to the condensed consolidated financial statements (unaudited).

Benson Hill, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
(Dollar and Share Amounts in Thousands)
1. Description of Business
Benson Hill, Inc. and subsidiaries (collectively, “Benson Hill”, the “Company”, “we”, “us”, or “our”) are a values-driven food technology company with a vision to build a healthier and happier world by unlocking nature’s genetic diversity with our food innovation engine. Our purpose is to catalyze and broadly empower innovation from plant to plate so great tasting, more nutritious, affordable, and sustainable food choices are available to everyone. We combine cutting-edge technology with an innovative business approach to bring product innovations to customers and consumers. Our CropOS® technology platform uniquely combines data science, plant science, and food science to create innovative food, ingredient, and feed products — starting with a better seed. We are incorporated in Delaware and headquartered in St. Louis, Missouri, where the majority of our research and development activities are managed. We operate a soy crushing and food-grade white flake and soy flour manufacturing operation in Creston, Iowa and a soy crushing facility in Seymour, Indiana to sell our proprietary products and non-proprietary products in North America and in select international markets. We also process yellow peas in North Dakota and supply fresh produce through packing, distribution, and growing locations in the southeastern states of the United States.
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

Liquidity and Going Concern
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. GAAP for interim financial reporting and Securities and Exchange Commission regulations, assuming the Company will continue as a going concern. For the three months ended March 31, 2022, the Company incurred a net loss of $16,576, had negative cash flows from operating activities of $53,192 and capital expenditures of $3,360. Furthermore, as of March 31,

Benson Hill, Inc.
Notes to the Condensed Consolidated Financial Statements (continued)
(Unaudited)
(Dollar and Share Amounts in Thousands)
2022, the Company had term debt and notes payable of $89,874, and an accumulated deficit of $297,145. However, as of March 31, 2022 the Company had cash and cash equivalents of $103,977 and marketable securities of $105,934. As such, the Company believes that its cash position is sufficient to meet capital and liquidity requirements for at least the next 12 months after the date that the financial statements are available to be issued.
The Company’s business prospects are subject to risks, expenses, and uncertainties frequently encountered by companies in the early stages of commercial operations. As of March 31, 2022 the Company has multiple debt instruments (see Note 11 — Debt), including term loans, notes payable and a revolving line of credit, certain of which require adherence to financial covenants, including maintaining minimum liquidity and maintenance of a minimum cash balance. If the Company breaches these covenants, the holder of the debt may declare all amounts immediately due and payable. If the covenants are breached, the Company plans to attempt to secure a waiver of the covenants or an amendment that modifies the covenants but there are no assurances that the Company will be able to comply with its future covenants without such a waiver or that the Company will be successful in obtaining a waiver or an amendment during 2022 or 2023.
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
2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and our wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial reporting and Securities and Exchange Commission regulations. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year ended December 31, 2022. A description of the Company’s significant accounting policies is included in the notes to our audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2021. These unaudited condensed consolidated financial statements should be read in conjunction with the December 31, 2021 audited consolidated financial statements and the notes thereto.
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
All dollar and share amounts are in thousands, except per share and per unit amounts, unless otherwise noted. Share and per share amounts are presented on a post-conversion basis for all periods presented, unless otherwise specified.

Benson Hill, Inc.
Notes to the Condensed Consolidated Financial Statements (continued)
(Unaudited)
(Dollar and Share Amounts in Thousands)

Emerging Growth Company and Smaller Reporting Company Status
We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act and have elected to take advantage of the benefits of the extended transition period for new or revised financial accounting standards. We expect to remain an emerging growth company at least through the end of the 2022 fiscal year and expect to continue to take advantage of the benefits of the extended transition period, although we may decide to early adopt such new or revised accounting standards to the extent permitted by such standards. We expect to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and non-public companies until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”). This may make it difficult or impossible to compare our financial results with the financial results of another public company that is either not an emerging growth company or is an emerging growth company that has chosen not to take advantage of the extended transition period exemptions because of the potential differences in accounting standards used.
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
We are also a “smaller reporting company” as defined in the Exchange Act. We may continue to be a smaller reporting company even after we are no longer an emerging growth company. We may take advantage of certain of the scaled disclosures available to smaller reporting companies and will be able to take advantage of these scaled disclosures for so long as the market value of our voting and non-voting common equity held by non-affiliates is less than $250.0 million measured on the last business day of our second fiscal quarter, or our annual revenue is less than $100.0 million during the most recently completed fiscal year and the market value of our voting and non-voting common equity held by non-affiliates is less than $700.0 million measured on the last business day of our second fiscal quarter.
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
Recently Adopted Accounting Guidance
In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (“ASU 2016-13” or “CECL”), which requires measurement and recognition of expected credit losses for financial assets held. The standard requires the measurement of expected credit losses to be based on relevant information, including historical experience, current conditions and a forecast that is supportable. The Company adopted the standard in the first quarter of 2022, with minimal impact to our condensed consolidated financial statements.
As part of the adoption, the Company reviewed its’ portfolio of available-for-sale debt securities in an unrealized loss position, and assessed whether it intends to sell, or it is more likely than not that it will be required to sell before recovery of its’ amortized cost basis. Additionally, the Company evaluated whether the decline in fair value has resulted from credit losses or other factors by considering the extent to which the fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the Company compares the present value of the cash flows expected to be collected against the amortized cost basis. A credit loss is recorded if the present value of the cash flows is less than the amortized cost basis, limited by the amount that the fair value is less than the amortized cost basis. Upon adoption, the Company did not record an allowance for credit losses on its available-for-sale debt securities.
Additionally, the Company reviewed its open trade receivables arising from contractual sales. As part of its analysis, the Company performs periodic credit reviews of all active customers, reviews all trade receivables greater than 90 days past due, calculates historical loss rates and reviews current payment trends of all customers.
Recently Issued Accounting Guidance Not Yet Effective
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
Acquisition of Soy Processing Facilities
ZFS Creston
On December 30, 2021, we completed the acquisition of a food-grade white flake and soy flour manufacturing operation and related assets from ZFS Creston, LLC, an Indiana corporation (“ZFS Creston”) for aggregate cash consideration of $103,099 which includes a working capital adjustment payment of $1,034 in Q1 2022. The soybean processing facility will process the Company’s proprietary soybean varieties for distribution to end customers. The acquisition of the food-grade white flake and soy flour manufacturing facility was accounted for as a business combination, and accordingly, the acquired assets and liabilities were recorded at their preliminary estimated fair value, as presented below:

Benson Hill, Inc.
Notes to the Condensed Consolidated Financial Statements (continued)
(Unaudited)
(Dollar and Share Amounts in Thousands)

Estimated Fair Value at December 30, 2021
Assets:
Cash and cash equivalents	$56
Accounts receivable	10,729
Inventories	18,209
Prepaid expenses and other current assets	3,627
Property and equipment	60,000
Right of use asset	853
Other assets	2,000
Identified intangible assets	11,000
Goodwill	7,079
Total assets acquired	$113,553
Liabilities:
Accounts payable	4,661
Lease liability	853
Accrued expenses and other liabilities	4,940
Total liabilities assumed	$10,454
Total purchase price	$103,099
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
Goodwill largely consists of expected growth synergies through the continued vertical integration of the Company within our Ingredients segment. Based on the preliminary valuation analysis, the identified intangible assets consist of customer relationships of $5,500, trade name of $2,000, acquired technology of $3,000 and permits of $500, respectively. The identified intangible assets are amortized using the straight-line method over their preliminary estimated useful lives of 15 years for customer relationships and acquired technology and 10 years for trade name and permits.
Effective December 30, 2021, results from the operations of the soybean processing facility have been included in our consolidated statements of operations and comprehensive loss and incorporated in our Ingredients reporting unit and segment.
Rose Acre Farms
On September 17, 2021, we completed the acquisition of a soybean processing facility and related assets from Rose Acre Farms, Inc., an Indiana corporation for cash consideration of $14,567 and entered into a long-term ground lease for the real estate upon which such soybean processing facility is located. The soybean processing facility will process the Company’s proprietary soybean varieties for distribution to end customers.
Effective September 17, 2021, results from the operations of the soybean processing facility have been included in our condensed consolidated statements of operations and comprehensive loss and incorporated in our Ingredients reporting unit and segment.

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
Our financial instruments consist of cash and cash equivalents, marketable securities, accounts receivable, commodity derivatives, commodity contracts, accounts payable, accrued liabilities, warrant liabilities, conversion option liabilities, and notes payable. As of March 31, 2022 and December 31, 2021, we had cash and cash equivalents of $103,977 and $78,963, respectively, which includes money market funds with maturities of less than three months. As of March 31, 2022 and December 31, 2021, the carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximated their fair value due to their short maturities.
The following tables provide the financial instruments measured at fair value on a recurring basis based on the fair value hierarchy:

	March 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
U.S. treasury securities	$—	$—	$—	$—
Corporate bonds	—	80,058	—	80,058
Preferred Stock	—	25,876	—	25,876
Marketable securities	$—	$105,934	$—	$105,934
Liabilities
Warrant Liabilities	$4,528	$—	$32,281	$36,809
Conversion option liability	—	—	12,888	12,888
Total liabilities	$4,528	$—	$45,169	$49,697

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
U.S. treasury securities	$—	$—	$—	$—
Corporate bonds	—	82,086	—	82,086
Preferred Stock	—	21,603	—	21,603
Marketable securities	$—	$103,689	$—	$103,689
Liabilities
Warrant Liabilities	$12,377	$—	$33,674	$46,051
Conversion option liability	—	—	8,783	8,783
Total liabilities	$12,377	$—	$42,457	$54,834
There were no transfers of financial assets or liabilities into or out of Level 1, Level 2, or Level 3 for 2022 or 2021.

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
The warrant liabilities consist of PIPE Investment Warrants, Convertible Notes Payable Warrants, Notes Payable Warrants and Private Placement Warrants valued based on a Monte Carlo simulation that values the warrants using a probability weighted discounted cash flow model which are considered Level 3 liabilities as well as Public Warrants which are separately listed on the NYSE and traded under the symbol “BHIL WS” and are considered Level 1 liabilities. Generally, increases or decreases in the fair value of the underlying common stock would result in a directionally similar impact in the fair value measurement of the associated Level 3 warrant liabilities.
The following table summarizes the change in the warrant and conversion option liabilities categorized as Level 3 for the three months ended March 31, 2022 and 2021.

Three Months Ended March 31, 2022
Balance, beginning of period	$42,457
Change in estimated fair value	(23,892)
Issuance of PIPE Investment warrants	26,604
Ending balance, March 31, 2022	$45,169

Three Months Ended March 31, 2021
Balance, beginning of period	$5,241
Change in estimated fair value	1,016
Ending balance, March 31, 2021	$6,257
Fair Value of Long-Term Debt
As of March 31, 2022 and December 31, 2021, the fair value of the Company’s debt, including amounts classified as current, was $90,641 and $85,163, respectively. Fair values are based upon valuation models using market information, which fall into Level 3 in the fair value hierarchy.
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

Benson Hill, Inc.
Notes to the Condensed Consolidated Financial Statements (continued)
(Unaudited)
(Dollar and Share Amounts in Thousands)

	March 31, 2022
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S government and agency securities	$—	$—	$—	$—
Corporate notes and bonds	83,603	22	(3,566)	80,059
Preferred stock	27,292	—	(1,417)	25,875
Total investments	$110,895	$22	$(4,983)	$105,934

	December 31, 2021
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S government and agency securities	$—	$—	$—	$—
Corporate notes and bonds	82,007	572	(493)	82,086
Preferred stock	21,553	126	(76)	21,603
Total investments	$103,560	$698	$(569)	$103,689
The aggregate fair value of investments with unrealized losses that had been owned for less than a year was $101,091 and $48,098 as of March 31, 2022 and December 31, 2021, respectively. The Company had no unrealized losses on investments owned for more than one year as of March 31, 2022 and December 31, 2021, respectively.
Available-for-sale investments outstanding as of March 31, 2022, classified as marketable securities in the consolidated balance sheets, have maturity dates ranging from the third quarter of 2022 through the second quarter of 2028. The fair value of marketable securities as of March 31, 2022 with maturities within one year, one to five years, and more than five years is $28,823, $73,533, and $3,578, respectively. The Company classifies available-for-sale investments as current based on the nature of the investments and their availability to provide cash for use in current operations, if needed.
In accordance with ASC 326, the Company reviews its’ portfolio of available-for-sale debt securities in an unrealized loss position quarterly to determine whether the decline in fair value has resulted from credit losses or other factors. This includes considering the extent to which the fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the Company compares the present value of the cash flows expected to be collected against the amortized cost basis. A credit loss is recorded if the present value of the cash flows is less than the amortized cost basis, limited by the amount that the fair value is less than the amortized cost basis. As of March 31, 2022 the Company determined that the unrealized losses were a result of market and other factors rather than the result of credit losses and therefore no allowance for credit loss was recorded.
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
As of March 31, 2022, the Company held financial futures related to a portion of its forecasted purchases of soybeans for an aggregate notional volume of 3,595 bushels of soybeans. 3,470 bushels of the aggregate notional volume will settle in 2022 with the remaining 125 settling in 2023. As of March 31, 2022, the Company held financial futures related to a portion of its forecasted sales of soybean oil for an aggregate notional volume of 732 pounds of soybean oil all of which will settle in 2022. As of March 31, 2022, the Company held financial futures related to a portion of its forecasted sales of soybean meal for an aggregate notional volume of 193 tons of soybean meal all of which will settle in 2022.

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
The Company’s derivative contracts as of March 31, 2022 were as follows:

	Asset Derivative	Liability Derivative
Soybeans	$2,225	$2,217
Soybean oil	—	1,553
Soybean meal	798	2,293
Effect of daily cash settlement	(3,023)	(6,063)
Net derivatives as classified in the balance sheet	$—	$—
The Company’s derivative contracts as of December 31, 2021 were as follows:

	Asset Derivative	Liability Derivative
Soybeans	$18	$48
Soybean oil	5	1
Soybean meal	—	1,228
Effect of daily cash settlement	(23)	(1,277)
Net derivatives as classified in the balance sheet	$—	$—
The Company had a current asset representing cash collateral posted to a margin account of $5,808 and $2,504 as of March 31, 2022 and December 31, 2021, respectively. These amounts are not included with the derivatives presented in the table above and are included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets.
Currently, the Company does not seek cash flow hedge accounting treatment for its derivative financial instruments and thus changes in fair value are reflected in current earnings.
The tables below show the amounts of pre-tax gains and losses related to the Company’s derivatives:

	Three Months Ended March 31, 2022
	Revenues	Cost of sales
Consolidated statement of operations	$92,445	$(97,667)

Soybeans	—	(5,347)
Soybean oil	(6,423)	—
Soybean meal	(776)	—
Total (loss) gain recognized in income	$(7,199)	$(5,347)

Benson Hill, Inc.
Notes to the Condensed Consolidated Financial Statements (continued)
(Unaudited)
(Dollar and Share Amounts in Thousands)

	Three Months Ended March 31, 2021
	Revenues	Cost of sales
Consolidated statement of operations	$31,802	$(31,233)

Soybeans	—	(1,105)
Soybean oil	540	—
Total gain (loss) recognized in income	$540	$(1,105)
The Company’s soybean positions are designed to hedge risk related to inventory purchases, therefore the gains and losses on soybean instruments are recorded in cost of sales in the accompanying condensed consolidated statements of operations. The Company’s soybean oil and soybean meal positions are designed to hedge risk related to sales transactions therefore the gains and losses on soybean oil and soybean meal instruments are recorded in revenues in the accompanying condensed consolidated statements of operations.
The Company classifies the cash effects of its derivatives within the “Cash Flows From Operating Activities” section of the condensed consolidated statements of cash flows.
7. Inventories
Inventories consist of the following:

	March 31, 2022	December 31, 2021
Raw materials and supplies	$28,752	$20,578
Work-in-process	9,212	11,580
Finished goods	16,736	16,566
Total inventories	$54,700	$48,724
Work-in-process inventory consists of seed provided to contracted seed producers and growers with which we hold a purchase option for, or are required to purchase, the future harvested seeds or grain as well as crops under production which represents the direct costs of land preparation, seed, planting, growing, and maintenance.
8. Property and Equipment
Components of property and equipment consist of the following:

	March 31, 2022	December 31, 2021
Land	$8,026	$8,026
Furniture and fixtures	3,215	3,116
Machinery, field, and laboratory equipment	81,147	81,119
Computer equipment	2,642	2,545
Vehicles	3,091	2,660
Buildings and building improvements	25,862	26,911
Construction in progress	20,786	18,158
	144,769	142,535
Less accumulated depreciation	(18,073)	(15,650)
Property and equipment, net	$126,696	$126,885
Depreciation expense was $3,282 and $1,532 for the three months ended March 31, 2022 and 2021, respectively. The Company capitalized $397 and $255 of interest costs during the three months ended March 31, 2022 and 2021, respectively.

Benson Hill, Inc.
Notes to the Condensed Consolidated Financial Statements (continued)
(Unaudited)
(Dollar and Share Amounts in Thousands)
9. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following:

	March 31, 2022	December 31, 2021
Prepaid expenses	$8,368	$9,325
Contract asset	1,665	2,588
Derivative margin asset	5,808	3,273
Tax receivable	913	2,254
Deposits	730	650
Commitment asset	310	416
Other	2,893	1,747
	$20,687	$20,253
10. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

	March 31, 2022	December 31, 2021
Payroll and employee benefits	$6,476	$9,144
Insurance premiums	2,562	4,099
Professional services	1,527	2,517
Research and development	1,109	1,043
Inventory	2,776	3,168
Interest	691	178
Contract liability	1,541	2,652
PIPE Investment transaction costs	430	—
Other	4,372	3,970
	$21,484	$26,771
11. Debt

	March 31, 2022	December 31, 2021
DDB Term loan, due April 2024	$8,247	$8,531
DDB Equipment loan, due July 2024	1,750	1,925
Convertible Notes Payable, due January 2025	81,259	80,000
Creston Note Payable, due August 2022	4,167	5,000
Equipment financing, due March 2025	4,078	—
Notes payable, varying maturities through June 2026	495	313
DDB Revolver	1,857	47
Less: unamortized debt discount and debt issuance costs	(10,122)	(11,665)
	91,731	84,151
Less: DDB Revolver	(1,857)	(47)
Less: current maturities of long-term debt	(14,178)	(6,934)
Long-term debt	$75,696	$77,170

Benson Hill, Inc.
Notes to the Condensed Consolidated Financial Statements (continued)
(Unaudited)
(Dollar and Share Amounts in Thousands)
Term Loan, Equipment Loan and Revolver
In April 2019, our wholly owned subsidiary, Dakota Dry Bean, Inc. (“DDB”) entered into a credit agreement comprised of a $14,000 aggregate principal amount of a floating rate, five-year term loan (“DDB Term Loan”), a $3,500 floating rate, five-year loan to be used for facility expansion (“DDB Equipment Loan”), and a $6,000 floating rate revolving credit facility (“DDB Revolver”), which is renewed annually (together the “DDB Credit Agreement”).
The DDB Credit Agreement is secured by substantially all the real and personal property of DDB and is guaranteed, in part, by Benson Hill, the parent company, to a maximum of $7,000. The DDB Term Loan is payable in equal quarterly installments of $284 plus interest with the remaining balance of 5,972 due in April 2024. The DDB Equipment Loan is payable in equal quarterly installments of $175 plus interest through July 2024.
The interest rate on the DDB Term Loan and DDB Equipment Loan is equal to U.S. prime rate plus 0.75%, or 4.25% as of March 31, 2022. The interest rate on the DDB Revolver is equal to U.S. prime rate plus 0.25%, or 3.60% as of March 31, 2022.
Under the DDB Credit Agreement, DDB and the Company must comply with certain financial covenants based on DDB’s operations, including a minimum working capital covenant, a minimum net worth covenant, a funded debt to EBITDA ratio covenant, and a fixed charge coverage ratio covenant.
Benson Hill as guarantor must also comply with a minimum cash covenant. The DDB Credit Agreement also contains various restrictions on our activities, including restrictions on indebtedness, liens, investments, distributions, acquisitions and dispositions, control changes, transactions with affiliates, establishment of bank and brokerage accounts, sale-leaseback transactions, margin stocks, hazardous substances, hedging, and management agreements. During the first quarter of 2021, we were in violation of certain financial covenants under the DDB Credit Agreement, which were subsequently waived by the lender.
In the first quarter of 2021, the DDB Credit Agreement was amended to clarify the definitions of net worth and EBITDA as used in the calculation of certain financial covenants.
In the second quarter of 2021, the DDB Credit Agreement was further amended to adjust the non-financial covenants. In the fourth quarter of 2021, the DDB Revolver maturity date was extended to November 2022. While the Company is currently in compliance with the amended covenants, there is a risk that the Company will not maintain compliance with such covenants as discussed further in Note 1.
Convertible Notes Payable
In December 2021, the Company entered into a financing agreement with an investment firm which included a commitment by the lender to make term loans available to the Company in an amount of up to $100,000 with $80,000 available immediately and a second tranche of $20,000 available between April 2022 and June 2022 upon the Company’s achievement of the following milestones: (i) at least 85% of the Company’s projected revenue for the three months ending March 31, 2022; (ii) gross margin for the three months ending March 31, 2022 greater than -1.5%; and (iii) an average public market capitalization of at least $650 million during the trailing thirty days prior to the date the Lenders make the second tranche loan (together the “Convertible Loan and Security Agreement”). The Company failed to achieve all of the milestones outlined and therefore the availability of the second tranche expired.
The Company executed term notes with the lender in December 2021 in the aggregate amount of $80,000 with an initial term of 36 months payable in interest only, at the greater of (a) the prime rate of interest as published in the Wall Street Journal or 3.25% per annum, plus (b) 5.75% per annum in the average amount of $623 for the first 12 months and principal and interest payments in the average amount of $3,632 for the remaining 24 months. The term notes are secured by substantially all of the Company’s assets.
The interest-only period may be extended from 12 to 24 months upon the Company’s full draw of the second tranche of $20,000 and achievement of certain milestones based on the Company’s market capitalization and financial performance for the nine months ending September 30, 2022. Additionally, the term of the term notes may be extended from 36 to 42 months upon the Company’s achievement of certain milestones based on the Company’s market capitalization and financial performance for

Benson Hill, Inc.
Notes to the Condensed Consolidated Financial Statements (continued)
(Unaudited)
(Dollar and Share Amounts in Thousands)
the nine months ending September 30, 2022 and compliance with all debt covenants. As the Company did not achieve the milestones required to draw on the second tranche, the extension of the interest-only period expired.
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
At any time after 6 months and before 42 months from the closing date of the initial term loans, up to $20,000 of the principal amount of the term loans then outstanding may be converted (at the lender’s option) into shares of the Company’s common stock at a price per share equal to the lower of (a) $8.22; (b) a 15% premium to the 5-day volume weighted average price (“VWAP”) determined as of June 30, 2022; or (c) in the case of any “equity purchase commitments” and/or “at-the-market” or similar transactions which result in the realization by the Company of gross proceeds of $20,000 or more over any period of 14 consecutive trading days prior to September 30, 2022, the VWAP of the common stock on the last trading day of such 14 day period; and (d) the effective price per share of any bona fide equity offering prior to September 30, 2022. The PIPE Investment (as defined below) that closed in March 2022 qualified as a bona fide equity offering and therefore resulted in the repricing of the conversion option. Changes in the conversion price could have a material impact to the valuation.
The conversion option is subject to: (a) the closing sales price of the Company’s common stock for each of the 7 consecutive trading days immediately preceding the conversion, being greater than or equal to the conversion price; (b) the shares of the Company’s common stock issued in connection with any such conversion not exceeding 20% of the total trading volume of the Company’s common stock for the 22 consecutive trading days immediately prior to and including the effective date of the conversion; and (c) all lenders’ pro forma shares of the Company’s common stock resulting from the conversion option, when added to all lenders’ pro forma shares of the Company’s common stock resulting from the exercise of the warrants (as outlined in note 12), not exceeding 2.5% of the number of shares of the Company’s common stock outstanding at the time of the conversion.
As six months have not elapsed from the closing date of the initial term loans, the conversion option is not yet exercisable by the lender. The fair value of the conversion option, estimated at $8,783 at issuance, was recorded as a debt discount, which is amortized over the life of the term notes using the effective interest method and recorded as interest expense.
Under the terms of the Convertible Loan and Security Agreement, we must comply with certain affirmative, negative, and financial covenants. These covenants are primarily restrictions on our activities, including restrictions on indebtedness, liens, dividends, and significant business changes as well as a requirement to maintain at all times required minimum liquidity equal to or greater than six months. We were in compliance with these covenants in 2021 and the first quarter of 2022.

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

Equipment Financing
In March 2022 the Company entered into a sale-leaseback transaction on some of the Company’s equipment. The Company evaluated whether the transaction qualified as a sale under ASC 606 and ultimately determined that as the leases are classified as financing leases under ASC 842 the transaction did not qualify as a sale and therefore control of the equipment was not transferred. Therefore, the proceeds from the sales of $4,078 were recorded as a financing liability (“Equipment financing”). The Company will make monthly payments of $133 under the financing arrangement for a term of 36 months.
12. Warrant Liabilities
Notes Payable Warrants

Benson Hill, Inc.
Notes to the Condensed Consolidated Financial Statements (continued)
(Unaudited)
(Dollar and Share Amounts in Thousands)
In February 2020 in connection with the issuance of notes payable with an original principal amount of $20,000 along with a commitment to extend an additional $15,000 upon the achievement of certain financial conditions, the Company issued 1,077 warrants to purchase Series C-1 preferred shares or any subsequent preferred share round of Benson Hill Preferred Stock. The preferred stock warrant remained outstanding at the close of the Merger and, therefore, converted into a New Benson Hill Warrant without any action on the part of the Company or the warrant holder. Each warrant was converted based on the Exchange Ratio of 1.0754 resulting in 1,158 warrants to purchase New Benson Hill Common Stock outstanding as of March 31, 2022 at an adjusted stock purchase price of $3.43. The fair value of the warrants attributable to the funds loaned to the Company, estimated at $3,332 at issuance, were recorded as a debt discount, which is amortized over the life of the term notes using the effective interest method and recorded as interest expense. The fair value of the warrants attributable to the commitment to fund the second tranche, estimated at $1,248 at issuance, were recorded as a current asset and amortized through the date of commitment expiration (December 2020) using the straight-line method and recorded as interest expense.
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
In September 2021 and in connection with the issuance of notes payable with an original principal amount of $20,000 and a commitment to extend an additional $20,000, the Company issued warrants to purchase common stock, Series D preferred shares, or any subsequent preferred share round of Benson Hill. The fair value of the warrants attributable to the funds loaned to the Company, estimated at $3,523 at issuance, were recorded as a debt discount, which is amortized over the life of the term notes using the effective interest method and recorded as interest expense. The fair value of the warrants attributable to the remaining commitment, estimated at $1,028 at issuance, were recorded as a current asset and amortized through the date of commitment expiration using the straight-line method and recorded as interest expense. The option to draw down on the remaining commitment of $20,000 was terminated upon extinguishment of the note as outlined above.
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
Immediately prior to the closing of the Merger with STPC on September 29, 2021, which qualified as a Liquidity Event, the warrant was automatically exchanged for 325 shares of Legacy Benson Hill Common Stock at no cost to the holder and a stock purchase warrant for 225 shares of the Company’s common stock was issued to the holder at an exercise price of $10.00. The Legacy Benson Hill Common Stock issued was converted at the Exchange Ratio resulting in 350 shares of New Benson Hill Common Stock and the stock purchase warrant was converted at the Exchange Ratio resulting in 242 warrants to purchase New Benson Hill Common Stock at an adjusted stock purchase price of $9.30. The stock purchase warrant was determined to be equity classified in accordance with U.S. GAAP and was outstanding as of March 31, 2022.
In September 2021 the Company repaid all amounts outstanding on the notes payable associated with these warrants. In conjunction with this repayment, the Company expensed the remaining unamortized debt discounts, commitment assets and debt issuance costs associated with these warrants.
Convertible Notes Payable Warrants
In December 2021 and in connection with the issuance of Convertible Notes Payable with an original principal amount of $80,000 along with a commitment to extend an additional $20,000 upon the achievement of certain milestones (see Note 11 — Debt), the Company issued warrants exercisable or exchangeable for up to such aggregate number of shares of the Company’s common stock determined by dividing $3.0 million by the Exercise Price (as defined below). The warrants remained outstanding as of March 31, 2022.
The per share exercise price of the warrants (the “Exercise Price”) will equal the lower of (a) $7.86; (b) a 10% premium to the 5-day VWAP determined as of June 30, 2022; (c) in the case of any “equity purchase commitments” and/or “at-the-market” or similar transactions which result in the realization by the Company of gross proceeds of $20.0 million or more over any

Benson Hill, Inc.
Notes to the Condensed Consolidated Financial Statements (continued)
(Unaudited)
(Dollar and Share Amounts in Thousands)
period of 14 consecutive trading days prior to September 30, 2022, the VWAP of the common stock on the last trading day of such 14 day period; or (d) the effective price per share of any bona fide equity offering prior to September 30, 2022. The PIPE Investment that closed in March 2022 qualified as a bona fide equity offering and therefore resulted in the repricing of the warrants. Changes in the exercise price could have a material impact to the valuation.
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
PIPE Investment Warrants
In March 2022, the Company entered into definitive subscription agreements with certain investors providing for the private placement of an aggregate of 26,150 units at a price of $3.25 per unit (“PIPE Investment”). Each unit consists of (i) one share of the Company’s common stock, par value $0.0001 per share, and (ii) a warrant to purchase one-third of one share of common stock for an aggregate purchase price of $85.0 million. In connection with the private placement, the Company incurred transactions costs of $4,161, $705 of which was allocated to the warrants and expensed. As of March 31, 2022, $4,143 of the transaction costs were unpaid. The 8,716 warrants remained outstanding as of March 31, 2022.
Each warrant to purchase common stock has an exercise price of $3.90 per share and may not be exercised if the aggregate number of shares of common stock beneficially owned by the holder thereof would exceed a specified threshold set forth therein, subject to increase to up to 19.99% at the option of the holder. Each warrant is redeemable by the Company for $0.10 if the closing price of the Company’s common stock exceeds $9.75 per share for any 20 trading days within a 30-trading day period.
The warrants are exercisable at the warrant holder’s discretion at any time before the expiration date of March 2027.
Public and Private Placement Warrants
On January 8, 2021, Star Peak Corp II consummated its IPO of 40,250 units. Each unit consists of one share of Class A common stock and one-fourth of one Public Warrant for a total of 10,063 Public Warrants. Simultaneously with the closing of STPC’s IPO, STPC consummated the private placement of 6,553 Private Placement Warrants. Upon the completion of the Merger, the Company assumed each of these warrants, which remain outstanding in whole as of March 31, 2022.
Public Warrants may only be exercised for a whole number of shares of common stock. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants are publicly traded under the ticker BHIL WS. The Public Warrants have an exercise price of $11.50 per share, subject to adjustments, and will expire five years after the completion of a Business Combination (September 2026) or earlier upon redemption or liquidation. The Public Warrants became exercisable on January 8, 2022. The Private Placement Warrants are identical to the Public Warrants, except the Private Placement Warrants will be non-redeemable so long as they are held by Star Peak Sponsor II LLC (“the Sponsor”) or its permitted transferees. If the Private Placement Warrants are held by someone other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.
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
13. Income Taxes
The Company’s effective tax rate was 0% and 0% for the three months ended March 31, 2022 and 2021, respectively. The 2022 and 2021 effective tax rates differed from the statutory rate of 21% primarily due to the fact that the Company recorded no income tax benefit on the Company’s pretax losses as the Company recorded a full valuation allowance globally.
14. Comprehensive Loss
The Company’s other comprehensive income (loss) consists of foreign currency translation adjustments from its Brazil subsidiary, which does not use the U.S. dollar as its functional currency, and unrealized gains and losses on marketable debt securities classified as available for sale.

Benson Hill, Inc.
Notes to the Condensed Consolidated Financial Statements (continued)
(Unaudited)
(Dollar and Share Amounts in Thousands)
The following table shows changes in accumulated other comprehensive income (loss) (“AOCI”) by component for the three months ended March 31, 2022 and 2021:

	Cumulative Foreign Currency Translation	Unrealized (Losses)/Gains on Marketable Securities	Total
Balance as of December 31, 2021	$(376)	$(727)	$(1,103)
Other comprehensive loss before reclassifications	(65)	(3,766)	(3,831)
Amounts reclassified from AOCI	—	1,207	1,207
Other comprehensive loss	(65)	(2,559)	(2,624)
Balance as of March 31, 2022	$(441)	$(3,286)	$(3,727)

Balance as of December 31, 2020	$(380)	$55	$(325)
Other comprehensive loss before reclassifications	(71)	(87)	(158)
Amounts reclassified from AOCI	—	(47)	(47)
Other comprehensive loss	(71)	(134)	(205)
Balance as of March 31, 2021	$(451)	$(79)	$(530)
Amounts reclassified from AOCI were reported within “Other (income) expense, net” on the condensed consolidated statement of operations. The Company’s accounting policy is to release the income tax effects (if applicable) from AOCI when the individual units of account are sold.
15. Loss Per Common Share
The Company computes basic net loss per share using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted average number of common shares and the effect of potentially dilutive securities outstanding during the period. Potentially dilutive securities may consist of warrants, stock options and restricted stock units. The dilutive effect of outstanding warrants, stock options and restricted stock units are reflected in diluted earnings per share by application of the treasury stock method. The weighted average share impact of warrants, stock options, and restricted stock units that were excluded from the calculation of diluted shares outstanding due to the Company incurring a net loss for the three month periods ending March 31, 2022 and 2021 were as follows:

	Three Months Ended March 31,
Anti-dilutive common share equivalents:	2022	2021
Warrants	208	—
Stock options	4,719	3,964
Restricted stock units	2,907	—
Total anti-dilutive common share equivalents	7,834	3,964

Benson Hill, Inc.
Notes to the Condensed Consolidated Financial Statements (continued)
(Unaudited)
(Dollar and Share Amounts in Thousands)
The following table provides the basis for basic and diluted EPS by outlining the numerators and denominators of the computations:

	Three Months Ended March 31,
	2022	2021
Numerator:
Net loss	$(16,576)	$(22,347)
Denominator:
Weighted average common shares outstanding, basic and diluted	160,711	108,757
Net loss per common share, basic and diluted	$(0.10)	$(0.21)
16. Share-Based Compensation
On June 12, 2012, the shareholders of Legacy Benson Hill approved the 2012 Equity Incentive Plan (the “2012 Plan”), which has been subsequently amended. The 2012 Plan provides for the issuance of up to 17,464 equity-based awards in the form of restricted common stock or stock options awards to eligible employees, directors, and consultants.
On September 29, 2021, the Company’s stockholders approved the 2021 Omnibus Incentive Plan, (the “Plan”), replacing the 2012 Plan, pursuant to which the Company’s Board of Directors (the “Board”) may grant stock awards, including stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards, to officers, employees, and directors. The Plan allows for non-employee director grants, which are accounted for in the same manner as employee awards. The Plan provides for the issuance of up to 16,502 stock awards as of March 31, 2022.
Stock Options
Under the 2012 Plan, the Company granted stock options which typically vest over two years for board members and four years for all other grants with a contractual life of ten years. The exercise price of stock options granted under the 2012 Plan were set at the fair market value of such shares on the date of grant.
The grant date fair value for the Company’s stock options granted under the 2012 Plan in the three months ended March 31, 2021, were based on the following assumptions used within the Black-Scholes option pricing model:

Expected dividend yield	0%
Expected volatility	63%
Risk-free interest rate	0.6%
Expected term in years	6.1 years
Weighted average grant date fair value	$1.21
As of March 31, 2022 and 2021 the Company had 5,797 and 3,865 non-vested options under the 2012 Plan, respectively.
There are 10,317 registered shares of common stock reserved for issuance upon exercise or settlement, as applicable, of awards made under the 2012 Plan. While no further awards may be granted under the 2012 Plan, the plan continues to govern all outstanding awards previously issued under it.
Restricted Stock Units
The Company’s restricted stock units (“RSUs”) are convertible into shares of the Company’s common stock upon vesting on a one-to-one basis. As of March 31, 2022 the Company had 5,035 RSUs outstanding subject to only time-based vesting conditions and 4,568 RSUs outstanding subject to time and market based performance vesting conditions. Any unvested portion

Benson Hill, Inc.
Notes to the Condensed Consolidated Financial Statements (continued)
(Unaudited)
(Dollar and Share Amounts in Thousands)
of the RSUs shall be terminated and forfeited upon termination of employment or service of the grantee or the failure to achieve market based performance vesting conditions within the award term.
As of March 31, 2022, 1,543 of the market based performance awards were subject to the following vesting conditions (the “Earnout Awards”): (i) 50% of the Earnout Awards will vest if the closing price of the Company’s publicly traded common stock is greater than or equal to $14.00 over any 20 trading days within any thirty consecutive trading day period within 36 months following the closing of the Merger and (ii) 50% of the Earnout Awards will vest if the closing price of the Company’s publicly traded common stock is greater than or equal to $16.00 over any 20 trading days within any thirty consecutive trading day period within 36 months following the closing of the Merger. Any portion of the Earnout Awards that have not vested as of the third anniversary of the closing of the Merger will be forfeited. Additionally, the vesting of the Earnout Awards is subject to the award recipients continued service to the Company through the applicable vesting date. Therefore, should the award recipients service terminate prior to the Earnout Awards vesting, the Earnout Awards will be forfeited.
As of March 31, 2022, 1,025 of the market based performance awards were subject to the following vesting conditions (the “Executive Founders Grants”): (i) 50% of the Executive Founders Grants will performance vest if the 30-day VWAP of the Company’s publicly traded common stock is greater than or equal to $15.00 after September 29, 2022 but on or prior to September 29, 2024 and (ii) 50% of the Executive Founders Grants will performance vest if the 30-day VWAP of the Company’s publicly traded common stock is greater than or equal to $20.00 after September 29, 2022 but on or prior to September 29, 2026. If the $15.00 VWAP target is not achieved on or prior to September 29, 2024 the target will be increased by 10% to $16.50 and be eligible to performance vest on or prior to September 29, 2025. The Executive Founders Grants will become 100% time vested on September 29, 2024. Any performance vested portion of the Executive Founders Grants that has not time vested will remain outstanding. Any portion of the Executive Founders Grants that has not both time and performance vested as of September 29, 2026 will be forfeited.
As of March 31, 2022, 2,000 of the market based performance awards were subject to the following vesting conditions (the “CEO Founders Grant”): (i) 25% of the CEO Founders Grant will performance vest if the 30-day VWAP of the Company’s publicly traded common stock is greater than or equal to $15.00 after September 29, 2022 but on or prior to September 29, 2024, (ii) 25% of the CEO Founders Grant will performance vest if the 30-day VWAP of the Company’s publicly traded common stock is greater than or equal to $20.00 after September 29, 2022 but on or prior to September 29, 2025, (iii) 25% of the CEO Founders Grant will performance vest if the 30-day VWAP of the Company’s publicly traded common stock is greater than or equal to $25.00 after September 29, 2022 but on or prior to September 29, 2026, and (iv) 25% of the CEO Founders Grant will performance vest if the 30-day VWAP of the Company’s publicly traded common stock is greater than or equal to $30.00 after September 29, 2022 but on or prior to September 29, 2027. If any of the VWAP targets in the foregoing clauses (i)-(iv) are not achieved on or prior to the respective specified deadlines, such VWAP target will be increased by 10% and the applicable 25% tranche of the RSUs with respect to that VWAP target (as increased) will vest if and when such increased VWAP target is achieved at any time within the 12-month period following the original deadline for such VWAP target. The CEO Founders Grant will become 100% time vested on September 29, 2024. Any performance vested portion of the CEO Founders Grant that has not time vested will remain outstanding. Any portion of the CEO Founders Grant that has not both time and performance vested as of September 29, 2028 will be forfeited.
The closing price and 30-day VWAP thresholds of the Company’s common stock are considered market conditions under ASC 718 and are estimated on the grant date using a Monte Carlo simulation. Recognition of stock-based compensation expense of all vesting tranches commenced on the date of grant, as the probability of meeting the price thresholds are not considered in determining the timing of expense recognition. Key assumptions for estimating the market based performance awards fair value at the date of grant included the closing price of the Company’s common stock on the grant date, historical volatilities of the common stock of comparable publicly traded companies, the risk free interest rate, and the grant term.
The time based awards grant date fair value was determined based on the closing price of the Company’s common stock on the date of grant.
Stock-Based Compensation Expense
The Company recognized $5,683 and $647 of compensation expense related to grants for the three months ended March 31, 2022 and 2021, respectively.

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
For all litigation matters, the Company accrued $0 as of March 31, 2022 and December 31, 2021.
Other Commitments
As of March 31, 2022, the Company has committed to purchase from seed producers and growers at dates throughout 2022 and 2023 at fixed prices aggregating to $83.6 million based on commodity futures or market prices, other payments to growers, and estimated yields per acre. In addition to the obligations for which the price is fixed or determinable, the Company has committed to purchase from seed producers and growers 282 bushels throughout 2022 and 2023 for which the pricing is currently variable. These amounts are not recorded in the condensed consolidated financial statements because the Company has not taken delivery of the grain or seed as of March 31, 2022 and due to the fact that the grain or seed are subject to specified quality standards prior to delivery.
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
Our CODM reviews segment performance and allocates resources based upon segment revenue and Adjusted EBITDA. The Company defines Adjusted EBITDA as consolidated net loss before net interest expense, income tax provision and depreciation and amortization, further adjusted to exclude stock-based compensation, and the impact of significant non-recurring items. Adjusted EBITDA is a non-GAAP financial measure of performance. A reconciliation of the Company’s consolidated net loss to Adjusted EBITDA is presented below.
The Company had no intersegment revenues. Operating segment results and revenues for the three month periods ended March 31, 2022 and 2021 are presented below.

	Ingredients	Fresh	Unallocated and other	Total
Three Months Ended March 31, 2022
Domestic	$64,422	$26,319	$52	$90,793
International	1,652	—	—	1,652
Total	$66,074	$26,319	$52	$92,445

	Ingredients	Fresh	Unallocated and other	Total
Three Months Ended March 31, 2021
Domestic	$14,195	$17,564	$43	$31,802
International	—	—	—	—
Total	$14,195	$17,564	$43	$31,802

Benson Hill, Inc.
Notes to the Condensed Consolidated Financial Statements (continued)
(Unaudited)
(Dollar and Share Amounts in Thousands)

	Ingredients	Fresh	Unallocated and other	Total
Three Months Ended March 31, 2022
Point in time	$66,074	$26,319	$—	$92,393
Over time	—	—	52	52
Total	$66,074	$26,319	$52	$92,445

	Ingredients	Fresh	Unallocated and other	Total
Three Months Ended March 31, 2021
Point in time	$14,195	$17,564	$10	$31,769
Over time	—	—	33	33
Total	$14,195	$17,564	$43	$31,802

	Revenue	Adjusted EBITDA
Three Months Ended March 31, 2022
Ingredients	$66,074	$(14,783)
Fresh	26,319	2,228
Unallocated and other	52	(16,293)
Total segment results	$92,445	$(28,848)
Adjustments to reconcile consolidated net loss from to Adjusted EBITDA:

Consolidated net loss	$(16,576)
Interest expense, net	6,388
Income tax expense (benefit)	(39)
Depreciation and amortization	5,404
Stock-based compensation	5,683
Change in fair value of warrants and conversion option	(31,741)
Other nonrecurring costs, including acquisition and integration costs	18
Non-recurring SOX readiness costs	212
PIPE Investment transaction costs	705
Severance expense	165
Fresh segment restructuring expense	933
Total Adjusted EBITDA	$(28,848)

	Revenue	Adjusted EBITDA
Three Months Ended March 31, 2021
Ingredients	$14,195	$(6,788)
Fresh	17,564	(337)
Unallocated and other	43	(7,722)
Total segment results	$31,802	$(14,847)

Benson Hill, Inc.
Notes to the Condensed Consolidated Financial Statements (continued)
(Unaudited)
(Dollar and Share Amounts in Thousands)
Adjustments to reconcile consolidated net loss to Adjusted EBITDA:

Consolidated net loss	$(22,347)
Interest expense, net	1,258
Income tax expense (benefit)	—
Depreciation and amortization	2,591
Stock-based compensation	647
Change in fair value of warrants	1,016
Other nonrecurring items	(218)
Non-recurring public company readiness costs	2,206
Total Adjusted EBITDA	$(14,847)
As the CODM does not evaluate the operating segments nor make decisions regarding the operating segments based on total assets, we have excluded this disclosure.
19. Subsequent Events
We consider events or transactions that occur after the balance sheet date but prior to the date the financial statements are available to be issued for potential recognition or disclosure in the financial statements. The Company has completed an evaluation of all subsequent events after the balance sheet date of March 31, 2022 through the date the accompanying financial statements were available to be issued, to ensure that these financial statements include appropriate disclosure of events both recognized in the financial statements as of March 31, 2022, and events that occurred subsequently but were not recognized in the financial statements. No reportable subsequent events were identified during this period.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Unless otherwise indicated or the context otherwise requires, references in this section to “we,” “us,” “our” and other similar terms refer to Legacy Benson Hill (as defined below) and its consolidated subsidiaries prior to the Merger (as defined below) and to Benson Hill, Inc. and its consolidated subsidiaries after giving effect to the Merger.
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
Generally, statements that are not historical facts, including statements concerning possible or assumed future actions, business strategies, events or results of operations, are forward-looking statements. These statements may be preceded by, followed by or include the words “believe,” “estimate,” “expect,” “intend,” “project,” “forecast,” “may,” “will,” “should,” “could,” “would,” “seek,” “plan,” “scheduled,” “anticipate,” “intend,” or similar expressions. Forward-looking statements contained in this report include, but are not limited to, statements about our ability to:
•execute our business strategy, including monetization of products and services provided and expansions in and into existing and new lines of business;
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
•increase brand awareness;
•attract, train and retain effective employees, officers, and directors;
•upgrade and maintain information technology systems;
•acquire and protect intellectual property;
•effectively respond to general economic and business conditions;
•maintain our listing on the New York Stock Exchange (the “NYSE”);
•enhance future operating and financial results;
•anticipate technological changes;
•comply with laws and regulations applicable to our business;
•stay abreast of changes to applicable laws and regulations applying to our business;
•anticipate the impact of and effectively respond to applicable new accounting standards;
•respond to fluctuations in commodity prices and foreign currency exchange rates and political unrest and regulatory changes in international markets from various events, such as the current conflict in Ukraine;
•anticipate the rise in interest rates that would increase the cost of capital;
•anticipate the significance and timing of contractual obligations;
•maintain key strategic relationships with partners, suppliers and distributors;
•respond to uncertainties associated with product and service development and market acceptance;
•finance our operations on an economically viable basis;
•anticipate the impact of new U.S. federal income tax laws, including the impact on deferred tax assets;
•successfully defend litigation; and
•successfully deploy the proceeds from the PIPE Investment and the Merger (each as defined below).

Forward-looking statements represent our estimates and assumptions only as of the date of this report. You should understand that the following important factors, in addition to those discussed in the “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021, could affect our future results, and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements in this report:
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
These and other factors that could cause actual results to differ from those implied by the forward-looking statements in this report are more fully described in the “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended

December 31, 2021. Other sections of this report describe additional factors that could adversely affect our business, financial condition or results of operations. New risk factors emerge from time to time and it is not possible to predict all such risk factors, nor can we assess the impact of all such risk factors on our business, or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Except as otherwise required by law, we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained in this report to reflect any change in our expectations or any change in events, conditions or circumstances on which any of our forward-looking statements are based. We qualify all of our forward-looking statements by these cautionary statements.
Overview
We are an integrated food technology company that uniquely combines data science, plant science and food science to unlock nature’s genetic diversity in the development of more nutritious, sustainable, affordable, great-tasting food and ingredients. We are headquartered in St. Louis, Missouri, where the majority of our research and development activities are managed. We operate a soy crushing and food-grade white flake and soy flour manufacturing operation in Creston, Iowa and a soy crushing facility in Seymour, Indiana to sell our proprietary products and non-proprietary products in North America and in select international markets. We also process yellow peas in North Dakota, which we sell throughout North America, and supply fresh produce through packing, distribution, and growing locations in the southeastern states of the United States.
Our purpose is to catalyze and broadly empower innovation starting with the plant to offer better food options to everyone. We combine cutting-edge technology with an innovative business approach to bring product innovations to customers and consumers. Our CropOS® technology platform uses the natural genetic diversity in plants and links it to consumer preference to bring innovation to the food system — starting with a better seed.
Our business is comprised of two reportable segments: our Ingredients segment and our Fresh segment. Our Ingredients segment is currently focused on partnering with farmers and plant-based food and feed customers to commercialize our proprietary innovations in soybean operating facilities for non-proprietary soy and yellow pea products. These products include soy-based vegetable oils, animal feed ingredients, aquaculture ingredients, and food ingredients derived from our ultra-high protein soy-based ingredients that have the potential to eliminate costly water and energy intensive ingredient processing associated with producing products for the food and feed markets, alleviating supply constraints to help bring plant-based proteins to scale. Our Fresh segment, which primarily includes our wholly-owned subsidiary, J&J Produce, Inc., is focused on growing, packing, and selling fresh produce products to major retail and food service customers.
COVID-19
As a result of the COVID-19 pandemic, governmental authorities have implemented numerous and rapidly evolving measures to try to contain the virus, such as travel bans and restrictions, limits on gatherings, quarantines, shelter-in-place orders, and business shutdowns. In response to the COVID-19 pandemic and in accordance with governmental orders, we have also modified our business practices and implemented proactive measures to protect the health and safety of employees, including limiting employee travel, requiring, at times, remote work arrangements for non-laboratory employees, implementing social distancing and enhanced sanitary measures in our headquarters, and cancelling in-person attendance at certain events and conferences. Many of the suppliers, vendors, and service providers on whom we rely have made similar modifications. To date, with the exception of modifying certain of our physical business practices, including decreased travel, and managing delays in the receipt of certain laboratory supplies and the performance of related services, we have not experienced a material impact on business operations from the effects of the COVID-19 pandemic. However, there is no certainty that the protective measures implemented by government authorities will be sufficient to mitigate the risks posed by, or the impacts and disruptions of, the COVID-19 pandemic.

PIPE Investment
On March 24, 2022, the Company entered into definitive subscription agreements with certain investors providing for the private placement of an aggregate of 26,150 units at a price of $3.25 per unit (the “PIPE Investment”). Each unit consists of (i) one share of the Company’s common stock, par value $0.0001 per share, and (ii) a warrant to purchase one-third of one share of common stock for an aggregate purchase price of approximately $85.0 million. In connection with the PIPE Investment, the Company incurred transactions costs of approximately $4.2 million. The net proceeds of $80.8 million provided the Company additional liquidity to fund the business.

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
As a consequence of the Merger, we became the successor to a company registered with the Securities and Exchange Commission (the “SEC”) and listed on the New York Stock Exchange (the “NYSE”). Accordingly, we were and are required to hire additional personnel and implement procedures and processes to address public company regulatory requirements and customary practices. We have and will continue to incur significant expenses as a public company in order to pay for, among other things: directors’ and officers’ liability insurance; director fees; internal and external accounting fees, including audit fees and costs associated with readiness to comply with provisions of the Sarbanes-Oxley Act; and legal and administrative resources, including increased external legal fees. We are classified as an “emerging growth company,” as defined in Section 2(a)(19) of the Securities Act of 1933, as amended (the “Securities Act”) as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As such, we are eligible for and intend to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies for as long as we continue to be an emerging growth company.
Our future results of consolidated operations and financial position may not be comparable to historical results as a result of the Merger.
Key Components of Statement of Operations
Revenue
We generate revenue from product sales and commissions earned on product sales.
Product sales consist primarily of sales of processed yellow pea, soybean grain, soybean oil, soybean meal, soybean flakes and soybean flour, sales of seed, and sales of harvested produce, both farmed by us and purchased from growers in non-exclusive arrangements.
In addition to selling our owned farmed produce, we enter into consignment arrangements with produce growers of certain perishable products. In these arrangements, we act as an agent, earn a commission on the sale and report the revenue and cost of the product on a net basis.
We use exchange-traded futures to manage the price risk of fluctuating prices related to forecasted sales of soybean oil and soybean meal with the gains and losses on these instruments recorded in revenue. All of the Company’s soybean oil and soybean meal futures have not been designated as cash flow hedges and, as such, changes in fair value of these derivatives are recognized in earnings immediately.
See Note 2 — Summary of Significant Accounting Policies in the notes to our audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2021 for additional information on our revenue recognition.
Cost of Sales
Our cost of sales includes all costs incurred to purchase, process and provide products and services to our customers. The cost of sales on processed yellow pea, soybean grain, soybean oil, soybean meal, soybean flakes and soybean flour includes the cost of the crop, inclusive of the grower contracting premiums, as well as the crush, refining and transportation costs necessary to prepare the product for sale. For harvested produce farmed by us, cost of sales includes the direct cost of land preparation, seed, planting, growing, maintenance, packaging and distribution of product sales. For produce we purchase from growers in non-exclusive arrangements and, hence, do not farm, cost of sales includes the acquisition, warehousing, packaging and distribution of the purchased inventory.
We use exchange-traded futures to manage the price risk of fluctuating prices related to forecasted purchases of soybeans with the gains and losses on these instruments recorded in cost of sales. All of the Company’s soybean futures have not been designated as cash flow hedges and, as such, changes in fair value of these derivatives are recognized in earnings immediately.

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
Total Other (Income) Expense, Net
Total other (income) expense, net consists primarily of interest expense per the terms of our various financing obligations, amortization of debt discounts and commitment fees, remeasurements of our warrant and conversion option liabilities and interest related to finance leases as reduced by interest earned on cash and marketable securities.
Results of Operations
Comparison of the Three Months Ended March 31, 2022 and 2021
The following table shows the amounts from our condensed consolidated statements of operations for the periods presented:

	Three Months Ended March 31,
(in thousands)	2022	2021
Revenues	$92,445	$31,802
Cost of sales	97,667	31,233
Gross (loss) profit	(5,222)	569
Operating expenses:
Research and development	12,306	7,127
Selling, general and administrative expenses	23,124	13,733
Total operating expenses	35,430	20,860
Loss from operations	(40,652)	(20,291)
Other (income) expense:
Interest expense, net	6,388	1,258
Change in fair value of warrants and conversion option	(31,741)	1,016
Other expense (income), net	1,316	(218)
Total other (income) expense, net	(24,037)	2,056
Net loss before income tax	(16,615)	(22,347)
Income tax (benefit) expense	(39)	—
Net loss	$(16,576)	$(22,347)
Revenues
Revenues for the three months ended March 31, 2022 were $92.4 million, an increase of $60.6 million or 191%, as compared to the same period in 2021. Included within revenues are the results of exchange-traded futures used to manage the risk of fluctuating Chicago Board of Trade (“CBOT”) prices related to forecasted ingredient sales entered into in the normal course of business. These economic hedges resulted in losses of $7.2 million for the three months ended March 31, 2022, of which $4.7 million is attributable to future transactions and operations. For the three months ended March 31, 2021, revenues include gains of $0.5 million associated with hedging activities. After accounting for all hedging activity, the year over year increase in revenues was primarily driven by higher sales volumes of our proprietary and non-proprietary soybean ingredient products. Higher sales volumes were the result of the acquisition of our Seymour, Indiana and Creston, Iowa crush facilities in the third and fourth quarters of 2021, respectively, which secured ingredient manufacturing capabilities for both our proprietary and non-proprietary offerings. The increase was also driven by higher volumes and average selling prices of fresh produce. Higher volumes were primarily the result of expanded farming operations at our Vero Beach, Florida facility, while pricing increases were driven by market conditions.
Cost of Sales and Gross (Loss) Profit
Cost of sales for the three months ended March 31, 2022 of $97.7 million represented an increase of $66.4 million as compared to the same period in 2021. Included within cost of sales are the results of exchange-traded futures used to manage the risk of fluctuating CBOT prices related to forecasted ingredient purchases entered into in the normal course of business. These economic hedges resulted in losses of $5.3 million for the three months ended March 31, 2022, of which $2.8 million is attributable to forecasted transactions and operations. For the three months ended March 31, 2021, cost of sales includes losses of $1.1 million associated with hedging activities. After accounting for all hedging activity, the increase in cost of sales was primarily attributable to the acquisition of our Seymour, Indiana and Creston, Iowa crush facilities in the third and fourth quarters of 2021, respectively.

For the three months ended March 31, 2022, we reported a gross loss of $5.2 million, as compared to a gross profit of $0.6 million for the same period in 2021. Included within gross loss in 2022 are $12.5 million in losses associated with hedging activities, of which $7.5 million are tied to future period transactions and operations, which we expect to be economically offset in future periods upon physical delivery.
For the three months ended March 31, 2022, our Ingredients segment reported a gross loss of $8.9 million as compared to gross profit of $0.9 million for the same period in 2021. The decrease in profitability was driven by losses associated with hedging activities of $12.5 million, of which $7.5 million are tied to future period transactions and operations. After accounting for all hedging activity, gross profit increased year over year. The increase was primarily driven by an increase in volume resulting from the acquisition of the two soy crush facilities in the prior year as well as an increase in market prices.
Gross profit for our Fresh segment for the three months ended March 31, 2022 was $3.7 million as compared to $1.5 million for the same period in 2021. The increase in gross profit in the Fresh segment was primarily driven by higher volumes and pricing. Volumes increased as a result of expanded farming operations at our Vero Beach, Florida facility, while pricing increases were driven by market conditions.
Research and Development Expenses
Research and development expenses for the three months ended March 31, 2022 of $12.3 million increased $5.2 million as compared to the same period in 2021. The increase was primarily driven by higher payroll and related expenses, including non-cash stock-based compensation expense, from increases in staffing, as well as technology costs and facilities expenses. Higher facility costs are primarily related to the costs associated with our Crop Accelerator facility which opened during the fourth quarter of 2021.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended March 31, 2022 of $23.1 million increased $9.4 million as compared to the same period in 2021. The increase was primarily driven by increased staffing and related expenses, including non-cash stock-based compensation expense, increased insurance costs as a result of expanded operations, and PIPE Investment transaction costs of $0.7 million. The increase in staff and related expenses resulted from the increase in personnel necessary to support the scale of our business operations and the requirements associated with being a public company.
Total Other (Income) Expense, Net
Total other income, net for the three months ended March 31, 2022 of $24.0 million increased $26.1 million as compared to the same period in 2021. The increase in other income was primarily driven by income of $31.7 million resulting from the change in fair value of the Company’s warrant and conversion option liabilities, primarily driven by the decrease in the Company’s share price in the current period, as compared to expense of $1.0 million in the same period in 2021. The increase in other income was partially offset by an increase in interest expense, including the amortization of debt discounts and commitment assets, of $5.1 million driven by an increase in outstanding debt as well as an increase in financing lease obligations as a result of the commencement of the Crop Accelerator facility lease in the fourth quarter of 2021. Additionally, the increase was partially offset by a decrease of $1.5 million in other income based on fluctuations in realized gains and losses on our marketable securities.
Income Tax (Benefit) Expense
No net income tax benefit for net operating losses incurred in the U.S. has been recorded due to uncertainty in realizing a benefit from these items. The tax benefit recorded for the three month period ending March 31, 2022 relates to minor foreign deferred tax liabilities offset by the impacts of amortization of indefinite-lived intangibles.
Comparison for the Three Months Ended March 31, 2022 and 2021
Segment Revenues
Segment revenues for the three month period ended March 31, 2022 and 2021 are presented below:

	Three Months Ended March 31,
(in thousands)	2022	2021
Revenues
Ingredients	$66,074	$14,195
Fresh	26,319	17,564
Unallocated and other	52	43
Total revenues	$92,445	$31,802
Ingredients revenues for the three months ended March 31, 2022 were $66.1 million, which represents an increase of $51.9 million, as compared to the same period in 2021. The increase was predominantly driven by higher sales volumes of our proprietary and non-proprietary soybean ingredients products attributable to the growth of our customer base and the acquisition of two soy processing plants in the prior year.
Fresh revenues for the three months ended March 31, 2022 were $26.3 million, which represents an increase of $8.8 million, as compared to the same period in 2021. The increase was predominantly driven by an increase in volumes and average selling prices as a result of an increase in farmed produce from expanded farming operations at our Vero Beach, Florida facility.
Segment (Loss) Profit
Adjusted EBITDA is a non-GAAP financial measure of performance. Among other financial metrics, our management reviews segment profit based upon Adjusted EBITDA. We define Adjusted EBITDA as consolidated net loss before net interest expense, income tax provision and depreciation and amortization, further adjusted to exclude stock-based compensation, and the impact of significant non-recurring items.
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
Because of these limitations, Adjusted EBITDA should be considered along with other operating and financial performance measures presented in accordance with GAAP. Adjusted EBITDA for the three months ended March 31, 2022 and 2021, is presented below. A reconciliation of our consolidated net loss to Adjusted EBITDA is also presented below.

	Three Months Ended March 31,
(in thousands)	2022	2021
Adjusted EBITDA
Ingredients	$(14,783)	$(6,788)
Fresh	2,228	(337)
Unallocated and other	(16,293)	(7,722)
Total Adjusted EBITDA	$(28,848)	$(14,847)
Adjustments to reconcile consolidated net loss to Adjusted EBITDA
Consolidated net loss	$(16,576)	$(22,347)
Interest expense, net	6,388	1,258
Income tax expense (benefit)	(39)	—
Depreciation and amortization	5,404	2,591
Stock-based compensation	5,683	647
Change in fair value of warrants and conversion options	(31,741)	1,016
Other nonrecurring items, including acquisition and integration costs	18	(218)
Non-recurring SOX readiness costs	212	—
PIPE Investment transaction costs	705	—
Severance expense	165	—
Fresh segment restructuring expenses	933	—
Non-recurring public company readiness costs	—	2,206
Total Adjusted EBITDA	$(28,848)	$(14,847)
Ingredients Adjusted EBITDA was a loss of $14.8 million for the three months ended March 31, 2022, which represents a decrease in segment Adjusted EBITDA of $8.0 million, as compared to the same period in 2021. The decrease was entirely driven by losses incurred on our portfolio of derivatives of $12.5 million, $7.5 million of which is attributable to economic hedges on future transactions and operations, compared to losses of $0.6 million for the three months ended March 31, 2021. The derivative losses in the current period were the result of significant increases in commodity pricing of soybeans and soybean related products. Excluding the impact of our derivative losses, the Adjusted EBITDA loss improved year over year. The improvement in the loss was primarily driven by higher volumes resulting from the acquisition of the two soy crush facilities in the prior year as well as an increase in market prices for both proprietary and non-proprietary soybean ingredient products.
Fresh Adjusted EBITDA was $2.2 million for the three month ended March 31, 2022, which represents an increase in segment Adjusted EBITDA of $2.6 million, as compared to the same period in 2021. The increase was primarily driven by an increase in volumes, as a result of an increase in farmed produce from expanded farming operations at our Vero Beach, Florida facility, and pricing.
Unallocated and other Adjusted EBITDA was a loss of $16.3 million for the three months ended March 31, 2022, which represents a decrease in segment Adjusted EBITDA of $8.6 million, as compared to the same period in 2021. This decrease was driven by increases in centralized operations costs primarily driven by increased staffing and related expenses as we expanded our legal, finance and human resources departments to prepare for and operate as a public company. The decrease was also driven by an increase in research and development expenses resulting from an increase in staffing and facility expenses.

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
Since inception, our primary sources of liquidity have been equity and debt financings. On March 31, 2022, our liquidity was comprised of cash and marketable securities of $209.9 million, and access to a revolving credit facility of up to $6.0 million, which is subject to renewal in November 2022, as capped by a defined borrowing base that could result in availability that is less than this amount. As of March 31, 2022, our commitments include term debt and notes payable outstanding of $89.9 million, lease liabilities of $80.8 million, capital expenditures associated with expansion of farming operations, including distribution within our Fresh segment, expected to be completed in the second quarter of 2022, and operating costs supporting the sale of products, research and development expenses, and selling, general and administrative expenses. For the three months ended March 31, 2022, we incurred a net loss of $16.6 million and had negative cash flows from operating activities of $53.2 million. We believe that our cash and cash equivalents and marketable securities on hand as of March 31, 2022, are sufficient to meet the needs of operations, including working capital requirements, debt requirements and our currently planned capital expenditure requirements for a period of at least 12 months from the date of this filing. See Note 1 — Description of Business in the notes to the condensed consolidated financial statements for further discussion.
Our business prospects are subject to risks, expenses, and uncertainties frequently encountered by companies in the early stages of commercial operations. As of March 31, 2022, we had multiple debt instruments (see Note 11 — Debt), including term loans, notes payable and a revolving line of credit, certain of which require adherence to financial covenants, including maintaining minimum liquidity and maintenance of a minimum cash balance. If we breach these covenants, the holder of the debt may declare all amounts immediately due and payable. If the covenants are breached, we plan to attempt to secure a waiver of the covenants or an amendment that modifies the covenants but there are no assurances that we will be able to comply with our future covenants without such a waiver or that we would be successful in obtaining a waiver or an amendment during 2022 or 2023.
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
We expect to require additional financing over and above our current liquidity position to continue to grow our business. We may also require additional capital in the future to fund capital expenditures, acquisitions or other investments. These capital requirements could be substantial. The amount and timing of our future funding requirements will depend on many factors, including the success of the commercialization of certain of our products, our ability to continue to satisfy our financial covenants under our financing facilities, and the ability to repay or refinance such indebtedness as it becomes due. We could potentially use our available financial resources sooner than we currently expect and may need to incur additional indebtedness to meet future financing needs. Although we anticipate being able to obtain additional financing through non-dilutive means, we may be unable to do so. Our failure to raise capital as and when needed could have significant negative consequences for our business, financial condition and results of consolidated operations. We cannot guarantee that we will be able to meet existing financial covenants or obtain new financing on favorable terms, if at all. Our future capital requirements and the adequacy of available funds will depend on many factors, including those more fully described in the “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021.
Summary of Cash Flows
A summary of our cash flows from operating, investing and financing activities is presented in the following table:

	Three Months Ended March 31,
(in thousands)	2022	2021
Statement of Cash Flows Data:
Net cash used in operating activities	$(53,192)	$(27,543)
Net cash (used in) provided by investing activities	(11,614)	29,440
Net cash provided by financing activities	89,885	3,265
Effect of exchange rate changes on cash	(65)	(71)
Net increase in cash and cash equivalents	25,014	5,091
Cash and cash equivalents, beginning of period	78,963	9,743
Cash and cash equivalents, end of period	$103,977	$14,834
Net Cash Used in Operating Activities
Net cash used in operating activities was $53.2 million for the three months ended March 31, 2022, an increase of $25.6 million as compared to the same period in 2021. This increased use of cash was driven by increased working capital needs of $13.2 million and a decrease in non-cash charges of $18.2 million. The increased working capital needs were driven by the growth of our Ingredients business, including the impact of the Company’s derivative losses, as a result of the acquisition of two soy processing plants in late 2021. The decrease in non-cash charges was primarily driven by the mark-to-market income on our warrant and conversion option liabilities as partially offset by higher depreciation and amortization expense, higher share-based compensation expense and other non-cash charges. These increases were partially offset by a lower net loss of $5.8 million
Net Cash (Used in) Provided by Investing Activities
Net cash used in investing activities was $11.6 million for the three months ended March 31, 2022, an increase of $41.1 million as compared to the same period in 2021. This increase was driven by net purchases of marketable securities of $7.2 million as compared to net sales of $43.2 million in the same period in 2021 as well as the working capital adjustment of $1.0 million paid in the current quarter on the Company’s acquisition of ZFS Creston in the fourth quarter of 2021. These increases were partially offset by a decrease in capital expenditures of $10.4 million as the majority of the capital spend on the expansion of our farm operations and distribution in Vero Beach, Florida in our Fresh segment was incurred in 2021.
Net Cash Provided by Financing Activities
Net cash provided by financing activities was $89.9 million for the three months ended March 31, 2022, an increase of $86.6 million as compared to the same period in 2021. This increase was primarily driven by contributions from the PIPE Investment of $85.0 million and equipment financing of $4.1 million as partially offset by higher principal payments on debt, lower net borrowings on the revolving line of credit and higher financing lease payments.
Contractual Obligations
The following table summarizes our contractual obligations as of March 31, 2022 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods:

(in thousands) Contractual obligations	Payments Due by Period
	Total	<1 Year	1-3 Years	3-5 Years	>5 Years
Principal payments on debt	$111,250	$15,763	$95,244	$243	$—
Interest payments on debt	14,890	8,169	6,714	7	—
Operating leases	3,291	1,126	1,048	674	443
Financing leases	150,208	6,602	19,616	22,075	101,915
Forward purchase obligations	83,610	60,659	22,951	—	—
Interest payments on debt were calculated using rates in effect at March 31, 2022, for the remaining term of outstanding borrowings.
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
Our critical accounting policies are those that materially affect our consolidated financial statements and involve difficult, subjective or complex judgments by management. A thorough understanding of these critical accounting policies is essential when reviewing our consolidated financial statements. We believe that the critical accounting policies involve the most difficult management decisions because they require the use of significant estimates and assumptions as described above.
There have been no substantial changes to these estimates, or the policies related to them during the three months ended March 31, 2022. For a full discussion of these estimates and policies, see our Annual Report on Form 10-K for the year ended December 31, 2021.
Emerging Growth Company and Smaller Reporting Company Status
We are an “emerging growth company” as defined in Section 2(a) of the Securities Act, and have elected to take advantage of the benefits of the extended transition period for new or revised financial accounting standards. We expect to remain an emerging growth company at least through the end of the 2022 fiscal year and expect to continue to take advantage of the benefits of the extended transition period, although we may decide to early adopt such new or revised accounting standards to the extent permitted by such standards. We expect to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and non-public companies until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”). This may make it difficult or impossible to compare our financial results with the financial results of another public company that is either not an emerging growth company or is an emerging growth company that has chosen not to take advantage of the extended transition period exemptions because of the potential differences in accounting standards used.
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
We are also a “smaller reporting company” as defined in the Exchange Act. We may continue to be a smaller reporting company even after we are no longer an emerging growth company. We may take advantage of certain of the scaled disclosures available to smaller reporting companies and will be able to take advantage of these scaled disclosures for so long as the market value of our voting and non-voting common equity held by non-affiliates is less than $250.0 million measured on the last business day of our second fiscal quarter, or our annual revenue is less than $100.0 million during the most recently completed fiscal year and the market value of our voting and non-voting common equity held by non-affiliates is less than $700.0 million measured on the last business day of our second fiscal quarter.
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
Commodity Price Risk
Although our proprietary soybeans and soybean products are not commodities, we purchase crops using a commodity base price and therefore we may be affected by fluctuations in agricultural commodity prices. Further, our business is affected by fluctuations in agricultural commodity prices to the extent we purchase commodity soybeans for processing at our processing facilities. From time to time, we engage in hedging transactions to manage risks associated with the fluctuation of commodity prices, however our commodity hedging activities may not sufficiently offset the volatility.
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
Credit Risk
Credit risk with respect to accounts receivable is generally not significant due to a limited carrying balance of receivables. We routinely assess the creditworthiness of our customers. We generally have not experienced any material losses related to receivables from individual customers, or groups of customers for the three months ended March 31, 2022 and 2021. We do not require collateral. Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed by management to be probable in our accounts receivable.
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined under the Exchange Act, as of March 31, 2022, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.
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
Material Weakness in Internal Control Over Financial Reporting
In connection with the preparation and audit of our consolidated financial statements, a material weakness was identified in our internal control over financial reporting relating to the years ended December 31, 2020 and 2019, which remains unremediated as of March 31, 2022. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that a reasonable possibility exists that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis.
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
Plan to Remediate Material Weakness in Internal Control Over Financial Reporting
The Company, with oversight by the Audit Committee of the Board, is devoting significant time, attention, and resources to remediating the above material weakness in our internal control over financing reporting. As of March 31, 2022, the Company had initiated the following steps intended to remediate the material weakness described above and strengthen our internal control over financial reporting:
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
Changes in Internal Control over Financial Reporting
Except as set forth above, there were no changes in our internal control over financial reporting, as identified in connection with the evaluation required by Exchange Act Rules 13a-15(d) and 15d-15(d), that occurred during the three months ended

March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
There have been no material changes to the “Risk Factors” disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The information required by this Item 2 was previously included in our Current Report on Form 8-K filed with the SEC on March 28, 2022.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit	Description
3.1	Second Amended and Restated Certificate of Incorporation of Benson Hill. Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 5, 2021).
3.2	Amended and Restated Bylaws of Benson Hill, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on October 5, 2021).
4.1	Form of Warrant (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 28, 2022).
10.1	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 28, 2022).
10.2#
Employment Agreement, dated as of March 25, 2022, by and between Benson Hill, Inc. and Dean Freeman (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K filed on March 28, 2022).

10.3#
Form of Benson Hill, Inc. Restricted Stock Unit Agreement—Outperformance Award for Matthew B. Crisp, as amended, granted under the Benson Hill, Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K filed on March 28, 2022).

10.4#
Form of Benson Hill, Inc. Restricted Stock Unit Agreement—Founder’s Grant for DeAnn Brunts, Jason Bull and Bruce Bennett granted under the Benson Hill, Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 11, 2022).

10.5#
Form of Benson Hill, Inc. Restricted Stock Unit Agreement—2022 Annual LTIP Award granted under the Benson Hill, Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed on March 28, 2022).

10.6#
Form of Benson Hill, Inc. Restricted Stock Unit Agreement—2022 Annual LTIP Award for Dean Freeman, Jason Bull and Bruce Bennett granted under the Benson Hill, Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed on March 28, 2022).

10.7#
Form of Benson Hill, Inc. Restricted Stock Unit Agreement—Sign On Award for Dean Freeman granted under the Benson Hill, Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed on March 28, 2022).

31.1*	Certification of Benson Hill, Inc.’s Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Benson Hill. Inc.’s Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Benson Hill, Inc.’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
___________________
*    Filed herewith.
**    Furnished herewith.
#    Indicates management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Benson Hill, Inc. (Registrant)

By:	/s/ Matthew B. Crisp
Matthew B. Crisp
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Dean Freeman
Dean Freeman
Chief Financial Officer (Principal Financial Officer)

May 16, 2022