Form 10-Q
period 2022-06-30
Benson Hill, Inc.
filed 2022-08-10
CIK 1830210

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 8, 2022, 205,659,767 shares of the registrant’s Common Stock, par value $0.0001, were issued and outstanding.

Benson Hill, Inc.
Quarterly Report on Form 10-Q
For the Quarter Ended June 30, 2022

Part I - Financial Information
Item 1. Financial Statements
Benson Hill, Inc.
Condensed Consolidated Balance Sheets
(In Thousands)

	June 30, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$46,772	$78,963
Marketable securities	163,135	103,689
Accounts receivable, net	36,753	31,729
Inventories, net	47,766	48,724
Prepaid expenses and other current assets	14,544	20,253
Total current assets	308,970	283,358
Property and equipment, net	124,762	126,885
Right of use asset, net	74,337	77,452
Goodwill and intangible assets, net	42,665	42,664
Other assets	4,541	4,538
Total assets	$555,275	$534,897

	June 30, 2022	December 31, 2021
	(Unaudited)
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$21,826	$35,508
Revolving line of credit	755	47
Current lease liability	3,039	2,422
Current maturities of long-term debt	25,776	6,934
Accrued expenses and other current liabilities	27,423	26,771
Total current liabilities	78,819	71,682
Long-term debt	83,458	77,170
Long-term lease liability	79,599	79,154
Warrant liabilities	32,857	46,051
Conversion option liability	10,940	8,783
Deferred tax liability	304	294
Other non-current liabilities	318	316
Total liabilities	286,295	283,450
Stockholders’ equity:
Redeemable convertible preferred stock, $0.001 par value; 1,000 and 1,000 shares authorized, 0 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	—	—
Common stock, $0.0001 par value, 440,000 and 440,000 shares authorized, 205,616 and 178,089 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	21	18
Additional paid-in capital	600,736	533,101
Accumulated deficit	(324,699)	(280,569)
Accumulated other comprehensive loss	(7,078)	(1,103)
Total stockholders’ equity	268,980	251,447
Total liabilities and stockholders’ equity	$555,275	$534,897
See accompanying notes to the condensed consolidated financial statements (unaudited).

Benson Hill, Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(In Thousands, Except Per Share Information)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues	$110,747	$39,692	$203,192	$71,494
Cost of sales	105,171	39,722	202,838	70,955
Gross profit (loss)	5,576	(30)	354	539
Operating expenses:
Research and development	12,017	8,818	24,323	15,945
Selling, general and administrative expenses	22,494	15,761	45,618	29,494
Total operating expenses	34,511	24,579	69,941	45,439
Loss from operations	(28,935)	(24,609)	(69,587)	(44,900)
Other (income) expense:
Interest expense, net	3,524	1,277	9,912	2,535
Change in fair value of warrants	(5,899)	1,703	(37,640)	2,719
Other expense (income), net	938	(170)	2,254	(388)
Total other (income) expense, net	(1,437)	2,810	(25,474)	4,866
Net loss before income tax	(27,498)	(27,419)	(44,113)	(49,766)
Income tax (benefit) expense	56	—	17	—
Net loss	$(27,554)	$(27,419)	$(44,130)	$(49,766)
Net loss per common share:
Basic and diluted loss per common share	$(0.15)	$(0.25)	$(0.25)	$(0.46)
Weighted average shares outstanding:
Basic and diluted weighted average shares outstanding	185,530	109,222	173,189	108,989
See accompanying notes to the condensed consolidated financial statements (unaudited).

Benson Hill, Inc.
Condensed Consolidated Statements of Comprehensive Loss (Unaudited)
(In Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(27,554)	$(27,419)	$(44,130)	$(49,766)
Foreign currency:
Comprehensive income (loss)	20	70	(45)	(1)
	20	70	(45)	(1)
Marketable securities:
Comprehensive (loss) income	(4,393)	358	(8,159)	271
Adjustment for net losses (income) realized in net loss	1,022	(300)	2,229	(347)
	(3,371)	58	(5,930)	(76)
Total other comprehensive (loss) income	(3,351)	128	(5,975)	(77)
Total comprehensive loss	$(30,905)	$(27,291)	$(50,105)	$(49,843)
See accompanying notes to the condensed consolidated financial statements (unaudited).

Benson Hill, Inc.
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
(In Thousands)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	—	$—	178,089	$18	$533,101	$(280,569)	$(1,103)	$251,447
Issuance of common stock upon exercise of stock options and warrants	—	—	830	—	636	—	—	636
Stock-based compensation expense	—	—			5,683	—	—	5,683
PIPE Investment, net of issuance cost of $3,456	—	—	26,150	3	54,925	—	—	54,928
Comprehensive loss	—	—	—	—	—	(16,576)	(2,624)	(19,200)
Balance as of March 31, 2022	—	$—	205,069	$21	$594,345	$(297,145)	$(3,727)	$293,494
Issuance of common stock upon exercise of stock options	—	—	547	—	715	—	—	715
Stock-based compensation expense	—	—	—	—	5,676	—	—	5,676
Comprehensive loss	—	—	—	—	—	(27,554)	(3,351)	(30,905)
Balance as of June 30, 2022	—	$—	205,616	$21	$600,736	$(324,699)	$(7,078)	$268,980
See accompanying notes to the condensed consolidated financial statements (unaudited).

Benson Hill, Inc.
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
(In Thousands)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	102,899	$287,323	5,798	$1	$5	$(154,322)	$(325)	$(154,641)
Retroactive application of recapitalization	(102,899)	(287,323)	102,899	10	287,313	—	—	287,323
Adjusted balance, beginning of period	—	—	108,697	11	287,318	(154,322)	(325)	132,682
Issuance of common stock upon exercise of stock options	—	—	136	—	85	—	—	85
Stock-based compensation expense	—	—	—	—	647	—	—	647
Other	—	—	—	—	(15)	(1)	—	(16)
Comprehensive loss	—	—	—	—	—	(22,347)	(205)	(22,552)
Balance as of March 31, 2021	—	$—	108,833	$11	$288,035	$(176,670)	$(530)	$110,846
Issuance of common stock upon exercise of stock options	—	—	581	—	409	—	—	409
Stock-based compensation expense	—	—	—	—	709	—	—	709
Comprehensive loss	—	—	—	—	—	(27,419)	128	(27,291)
Balance as of June 30, 2021	—	$—	109,414	$11	$289,153	$(204,089)	$(402)	$84,673
See accompanying notes to the condensed consolidated financial statements (unaudited).

Benson Hill, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In Thousands)

	Six Months Ended June 30,
	2022	2021
Operating activities
Net loss	$(44,130)	$(49,766)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,942	5,430
Stock-based compensation expense	11,359	1,356
Bad debt expense	445	—
Change in fair value of warrants and conversion option	(37,640)	2,719
Accretion and amortization related to financing activities	5,875	805
Other	5,750	149
Changes in operating assets and liabilities:
Accounts receivable	(5,469)	(8,173)
Inventories	9,117	63
Prepaid expenses and other current assets	5,293	(4,520)
Accounts payable	(12,722)	3,799
Accrued expenses	(7,552)	881
Net cash used in operating activities	(58,732)	(47,257)
Investing activities
Purchases of marketable securities	(248,637)	(81,604)
Proceeds from maturities of marketable securities	9,549	2,050
Proceeds from sales of marketable securities	170,217	150,006
Payments for acquisitions of property and equipment	(5,637)	(21,128)
Payments made in connection with business acquisitions	(1,034)	—
Net cash (used in) provided by investing activities	(75,542)	49,324
Financing activities
Contributions from PIPE Investment, net of transaction costs of $3,761	81,234	—
Principal payments on debt	(4,576)	(1,794)
Proceeds from issuance of debt	24,040	—
Borrowing under revolving line of credit	12,491	14,451
Repayments under revolving line of credit	(11,783)	(11,481)
Repayments of financing lease obligations	(629)	(165)
Payment of deferred offering costs	—	(322)
Proceeds from the exercise of stock options and warrants	1,351	494
Net cash provided by financing activities	102,128	1,183
Effect of exchange rate changes on cash	(45)	(1)
Net (decrease) increase in cash and cash equivalents	(32,191)	3,249
Cash and cash equivalents, beginning of period	78,963	9,743
Cash and cash equivalents, end of period	$46,772	$12,992
Supplemental disclosure of cash flow information
Cash paid for taxes	$1	$—
Cash paid for interest	$5,900	$2,990
Supplemental disclosure of non-cash activities
PIPE Investment issuance costs included in accounts payable and accrued expenses and other current liabilities	$362	$—
Purchases of property and equipment included in accounts payable and accrued expenses and other current liabilities	$2,255	$2,995
Purchases of inventory included in accounts payable and accrued expenses and other current liabilities	$10,013	$2,170

Deferred offering costs included in accounts payable and accrued expenses and other current liabilities	$—	$2,139
Financing leases commencing in the period	$806	$—
See accompanying notes to the condensed consolidated financial statements (unaudited).

Benson Hill, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
(Dollar and Share Amounts in Thousands)
1. Description of Business
Benson Hill, Inc. and subsidiaries (collectively, “Benson Hill”, the “Company”, “we”, “us”, or “our”) are a values-driven food technology company with a vision to build a healthier and happier world by unlocking nature’s genetic diversity with our food innovation engine. Our purpose is to catalyze and broadly empower innovation from plant to plate so great tasting, more nutritious, affordable, and sustainable food choices are available to everyone. We combine cutting-edge technology with an innovative business approach to bring product innovations to customers and consumers. Our CropOS® technology platform uniquely combines data science, plant science, and food science to leverage the natural genetic diversity of plants to develop more innovative food, ingredient, and feed products — starting with a better seed. We are incorporated in Delaware and headquartered in St. Louis, Missouri, where the majority of our research and development activities are managed. We operate a soy crushing and food-grade white flake and soy flour manufacturing operation in Creston, Iowa and a soy crushing facility in Seymour, Indiana to sell our proprietary products and non-proprietary products in North America and in select international markets. We also process yellow peas in North Dakota and supply fresh produce through packing, distribution, and growing locations in the southeastern states of the United States.
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

Liquidity and Going Concern
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. GAAP for interim financial reporting and Securities and Exchange Commission regulations, assuming the Company will continue as a going concern. For the three and six months ended June 30, 2022, the Company incurred a net loss of $27,554 and

Benson Hill, Inc.
Notes to the Condensed Consolidated Financial Statements (continued)
(Unaudited)
(Dollar and Share Amounts in Thousands)
$44,130, respectively, and for the six months ended June 30, 2022, the Company had negative cash flows from operating activities of $58,732 and capital expenditures of $5,637. Furthermore, at June 30, 2022, the Company had term debt and notes payable of $109,234, and an accumulated deficit of $324,699. However, as of June 30, 2022 the Company had cash and cash equivalents of $46,772 and marketable securities of $163,135. As such, the Company believes that its cash and marketable securities position is sufficient to meet capital and liquidity requirements for at least the next 12 months after the date that the financial statements are available to be issued.
The Company’s business prospects are subject to risks, expenses, and uncertainties frequently encountered by companies in the early stages of commercial operations. As of June 30, 2022 the Company has multiple debt instruments (see Note 11 — Debt), including term loans, notes payable and a revolving line of credit, certain of which require adherence to financial covenants, including maintaining minimum liquidity and maintenance of a minimum cash balance. If the Company breaches these covenants, the holder of the debt may declare all amounts immediately due and payable. If the covenants are breached, the Company plans to attempt to secure a waiver of the covenants or an amendment that modifies the covenants but there are no assurances that the Company will be able to comply with its future covenants without such a waiver or that the Company will be successful in obtaining a waiver or an amendment during 2022 or 2023. On June 30, 2022, the Company signed an amendment to the Convertible Loan and Security Agreement, which modified the gross margin definition enabling the Company to draw on the second tranche of $20 million per the initial agreement. On June 30, 2022 the Company drew on the full $20 million.
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
Notes to the Condensed Consolidated Financial Statements (continued)
(Unaudited)
(Dollar and Share Amounts in Thousands)

Emerging Growth Company and Smaller Reporting Company Status
We are an “emerging growth company”, as defined in Section 2(a) of the Securities Act and have elected to take advantage of the benefits of the extended transition period for new or revised financial accounting standards. We expect to remain an emerging growth company at least through the end of the 2023 fiscal year and expect to continue to take advantage of the benefits of the extended transition period, although we may decide to early adopt such new or revised accounting standards to the extent permitted by such standards. We expect to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and non-public companies until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”). This may make it difficult or impossible to compare our financial results with the financial results of another public company that is either not an emerging growth company or is an emerging growth company that has chosen not to take advantage of the extended transition period exemptions because of the potential differences in accounting standards used.
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
We will remain an emerging growth company under the JOBS Act until the earliest of (a) December 31, 2026, (b) the last date of our fiscal year in which we have total annual gross revenue of at least $1.07 billion, (c) the date on which we are deemed to be a “large accelerated filer” under the rules of the SEC with at least $700.0 million of outstanding securities held by non-affiliates, or (d) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the previous three years.
We are also a “smaller reporting company” as defined in the Exchange Act. We may take advantage of certain of the scaled disclosures available to smaller reporting companies and will be able to take advantage of these scaled disclosures for so long as the market value of our voting and non-voting common equity held by non-affiliates is less than $250.0 million measured on the last business day of our second fiscal quarter, or our annual revenue is less than $100.0 million during the most recently completed fiscal year and the market value of our voting and non-voting common equity held by non-affiliates is less than $700.0 million measured on the last business day of our second fiscal quarter. The Company will no longer be a smaller reporting company as of December 31, 2022.
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
Recently Adopted Accounting Guidance
In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (“ASU 2016-13” or “CECL”), which requires measurement and the recognition of expected credit losses for financial assets held. The standard requires the measurement of expected credit losses to be based on relevant information, including historical experience, current conditions and a forecast that is supportable. The Company adopted the standard in the first quarter of 2022, with minimal impact to our consolidated financial statements.
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
Prior to the Merger, STPC had outstanding 10,063 Public Warrants (the “Public Warrants”) and 6,553 Private Placement Warrants (the “Private Placement Warrants”), which were listed on the New York Stock Exchange under the symbol “STPC WS.” Upon the closing of the Merger, they became listed on the New York Stock Exchange under the symbol “BHIL WS.” The Warrants remain subject to the same terms and conditions as prior to the Merger.
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

Acquisition of Soy Processing Facilities
ZFS Creston
On December 30, 2021, we completed the acquisition of a food-grade white flake and soy flour manufacturing operation and related assets through the acquisition of ZFS Creston, LLC, a Delaware limited liability company (“ZFS Creston”), for aggregate cash consideration of $103,099, which includes a working capital adjustment payment of $1,034 in Q1 2022. The soybean processing facility will process the Company’s proprietary soybean varieties for distribution to end customers. The acquisition of the food-grade white flake and soy flour manufacturing facility was accounted for as a business combination, and accordingly, the acquired assets and liabilities were recorded at their preliminary estimated fair value, as presented below:

Benson Hill, Inc.
Notes to the Condensed Consolidated Financial Statements (continued)
(Unaudited)
(Dollar and Share Amounts in Thousands)

Estimated Fair Value at December 30, 2021
Assets:
Cash and cash equivalents	$56
Accounts receivable	10,729
Inventories	18,209
Prepaid expenses and other current assets	3,627
Property and equipment	60,000
Right of use asset	853
Other assets	2,000
Identified intangible assets	11,000
Goodwill	7,079
Total assets acquired	113,553
Liabilities:
Accounts payable	4,661
Lease liability	853
Accrued expenses and other liabilities	4,940
Total liabilities assumed	10,454
Total purchase price	$103,099
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
Goodwill largely consists of expected growth synergies through the continued vertical integration of the Company within our Ingredients segment. Based on the preliminary valuation analysis, the identified intangible assets consist of customer relationships of $5,500, trade name of $2,000, acquired technology of $3,000 and permits of $500. The identified intangible assets are amortized using the straight-line method over their preliminary estimated useful lives of 15 years for customer relationships and acquired technology and 10 years for trade name and permits.
Effective December 30, 2021, results from the operations of the soybean processing facility have been included in our consolidated statements of operations and comprehensive loss and incorporated in our Ingredients reporting unit and segment.

Rose Acre Farms
On September 17, 2021, we completed the acquisition of a soybean processing facility and related assets from Rose Acre Farms, Inc., an Indiana corporation (“Rose Acre Farms”), for cash consideration of $14,567 and entered into a long-term ground lease for the real estate upon which such soybean processing facility is located. The soybean processing facility will process the Company’s proprietary soybean varieties for distribution to end customers.
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
Our financial instruments consist of cash and cash equivalents, marketable securities, accounts receivable, commodity derivatives, commodity contracts, accounts payable, accrued liabilities, warrant liabilities, conversion option liabilities, and notes payable. As of June 30, 2022 and December 31, 2021, we had cash and cash equivalents of $46,772 and $78,963, respectively, which includes money market funds with maturities of less than three months. At June 30, 2022 and December 31, 2021, the carrying values of cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximated their fair value due to their short maturities.
The following tables provide the financial instruments measured at fair value on a recurring basis based on the fair value hierarchy:

	June 30, 2022
	Level 1	Level 2	Level 3	Total
Assets
U.S. treasury securities	$19,166	$—	$—	$19,166
Corporate bonds	—	122,345	—	122,345
Preferred stock	—	21,624	—	21,624
Marketable securities	$19,166	$143,969	$—	$163,135
Liabilities
Warrant liabilities	$4,729	$—	$28,128	$32,857
Conversion option liability	—	—	10,940	10,940
Total liabilities	$4,729	$—	$39,068	$43,797

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
U.S. treasury securities	$—	$—	$—	$—
Corporate bonds	—	82,086	—	82,086
Preferred stock	—	21,603	—	21,603
Marketable securities	$—	$103,689	$—	$103,689
Liabilities
Warrant liabilities	$12,377	$—	$33,674	$46,051
Conversion option liability	—	—	8,783	8,783
Total liabilities	$12,377	$—	$42,457	$54,834
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
The Company acquired commodity purchase and sales contracts in the acquisition of ZFS Creston, which were recorded at their estimated fair value. As outlined in Note 2, the Company designates all commodity purchase and sales contracts as normal purchases and normal sales and as a result do not account for them as derivatives under ASC 815. As of December 31, 2021 the Company had a contract asset of $2,354 and a contract liability of $2,652. The contract asset and liability is excluded from the table above as the contracts will not be measured at fair value on a recurring basis. Contract fair values were based upon forward commodity prices as of the date of acquisition, which fall into Level 2 in the fair value hierarchy. The contract asset and liability will be amortized as the remaining volume of the commodity purchase and sales contracts is physically settled.
The warrant liabilities consist of PIPE Investment Warrants, Convertible Notes Payable Warrants, Notes Payable Warrants, Private Placement Warrants, and Public Warrants. The PIPE Investment Warrants are valued based on a Monte Carlo simulation that values the warrants using a probability weighted discounted cash flow model, which are considered Level 3 liabilities. The Convertible Notes Payable Warrants, Notes Payable Warrants and Private Placement Warrants are valued based on a Black-Scholes option pricing model, which are considered Level 3 liabilities. The Public Warrants are separately listed on the NYSE and traded under the symbol “BHIL WS” and are therefore considered Level 1 liabilities. Generally, increases or decreases in the fair value of the underlying common stock would result in a directionally similar impact in the fair value measurement of the associated Level 3 warrant liabilities.
The following table summarizes the change in the warrant and conversion option liabilities categorized as Level 3 for the three and six months ended June 30, 2022 and 2021.

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Balance, beginning of period	$45,169	$42,457
Change in estimated fair value	(6,101)	(29,993)
Issuance of PIPE Investment warrants	—	26,604
Ending balance, June 30, 2022	$39,068	$39,068

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Balance, beginning of period	$6,257	$5,241
Change in estimated fair value	1,703	2,719
Ending balance, June 30, 2021	$7,960	$7,960
Fair Value of Long-Term Debt
As of June 30, 2022 and December 31, 2021, the fair value of the Company’s debt, including amounts classified as current, was $106,974 and $85,163, respectively. Fair values are based upon valuation models using market information, which fall into Level 3 in the fair value hierarchy.
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
(Formerly Known as Star Peak Corp II)
Notes to the Condensed Consolidated Financial Statements (continued)
(Unaudited)
(Dollar and Share Amounts in Thousands)
5. Investments in Available-for-Sale Securities (continued)

	June 30, 2022
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S government and agency securities	$19,191	$—	$(26)	$19,165
Corporate notes and bonds	127,952	52	(5,658)	122,346
Preferred stock	24,340	—	(2,716)	21,624
Total Investments	$171,483	$52	$(8,400)	$163,135

	December 31, 2021
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S government and agency securities	$—	$—	$—	$—
Corporate notes and bonds	82,007	572	(493)	82,086
Preferred stock	21,553	126	(76)	21,603
Total Investments	$103,560	$698	$(569)	$103,689
The aggregate fair value of investments with unrealized losses that had been owned for less than a year was $146,997 and $48,098 at June 30, 2022 and December 31, 2021, respectively. The Company had no unrealized losses on investments owned for more than one year at June 30, 2022 and December 31, 2021, respectively.
Available-for-sale investments outstanding as of June 30, 2022, classified as marketable securities in the consolidated balance sheets, have maturity dates ranging from the third quarter of 2022 through the fourth quarter of 2026. The fair value of marketable securities as of June 30, 2022 with maturities within one year and one to five years is $75,118 and $88,017, respectively. The Company classifies available-for-sale investments as current based on the nature of the investments and their availability to provide cash for use in current operations, if needed.
In accordance with ASC 326, the Company reviews its portfolio of available-for-sale debt securities in an unrealized loss position quarterly to determine whether the decline in fair value has resulted from credit losses or other factors. This includes considering the extent to which the fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the Company compares the present value of the cash flows expected to be collected against the amortized cost basis. A credit loss is recorded if the present value of the cash flows is less than the amortized cost basis, limited by the amount that the fair value is less than the amortized cost basis. As of June 30, 2022, the Company determined that the unrealized losses were a result of market and other factors, including rising interest rates, rather than the result of credit losses and therefore no allowance for credit loss was recorded.
6. Derivatives
Corporate Risk Management Activities
The Company uses exchange-traded futures to manage price risk of fluctuating Chicago Board of Trade (“CBOT”) prices related to forecasted purchases and sales of soybean and soybean-related products in the normal course of business. These risk management activities are actively monitored for compliance with the Company’s risk management policies.
As of June 30, 2022, the Company held financial futures related to a portion of its forecasted purchases of soybeans for an aggregate notional volume of 6,025 bushels of soybeans; 4,345 bushels of the aggregate notional volume will settle in 2022 with the remaining 1,680 bushels settling in 2023. As of June 30, 2022, the Company held financial futures related to a portion of its forecasted sales of soybean oil for an aggregate notional volume of 563 pounds of soybean oil, all of which will settle in 2022. As of June 30, 2022, the Company held financial futures related to a portion of its forecasted sales of soybean meal for an aggregate notional volume of 103 tons of soybean meal, all of which will settle in 2022.

Benson Hill, Inc.
Notes to the Condensed Consolidated Financial Statements (continued)
(Unaudited)
(Dollar and Share Amounts in Thousands)
Tabular Derivatives Disclosures
The Company has master netting agreements with its counterparties, which allow for the settlement of contracts in an asset position with contracts in a liability position in the event of default or termination. Such netting arrangements reduce the Company’s credit exposure related to these counterparties. As all of the Company’s derivative contracts are centrally cleared and therefore are cash-settled on a daily basis, the fair value approximates zero.
The Company’s derivative contracts as of June 30, 2022 were as follows:

	Asset Derivative	Liability Derivative
Soybeans	$3,019	$1,839
Soybean oil	2,208	1,998
Soybean meal	1,162	1,619
Effect of daily cash settlement	(6,389)	(5,456)
Net derivatives as classified in the balance sheet	$—	$—
The Company’s derivative contracts as of December 31, 2021 were as follows:

	Asset Derivative	Liability Derivative
Soybeans	$18	$48
Soybean oil	5	1
Soybean meal	—	1,228
Effect of daily cash settlement	(23)	(1,277)
Net derivatives as classified in the balance sheet	$—	$—
The Company had a current asset representing excess cash collateral posted to a margin account of $3,568 and $2,504 as of June 30, 2022 and December 31, 2021, respectively. These amounts are not included with the derivatives presented in the table above and are included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets.
Currently, the Company does not seek cash flow hedge accounting treatment for its derivative financial instruments and thus changes in fair value are reflected in current earnings.
The tables below show the amounts of pre-tax gains and losses related to the Company’s derivatives:

	Three Months Ended June 30,
	2022		2021
	Revenues	Cost of sales	Revenues	Cost of sales
Consolidated statement of operations	$110,747	$(105,171)	$39,692	$(39,722)

Soybeans	—	327	—	(263)
Soybean oil	(775)	—	316	—
Soybean meal	1,303	—	—	—
Total gain (loss) recognized in income	$528	$327	$316	$(263)

Benson Hill, Inc.
Notes to the Condensed Consolidated Financial Statements (continued)
(Unaudited)
(Dollar and Share Amounts in Thousands)

	Six Months Ended June 30,
	2022		2021
	Revenues	Cost of sales	Revenues	Cost of sales
Consolidated statement of operations	$203,192	$(202,838)	$71,494	$(70,955)

Soybeans	—	(5,020)	—	(1,368)
Soybean oil	(7,198)	—	856	—
Soybean meal	527	—	—	—
Total (loss) gain recognized in income	$(6,671)	$(5,020)	$856	$(1,368)
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
7. Inventories
Inventories consist of the following:

	June 30, 2022	December 31, 2021
Raw materials and supplies	$18,433	$20,578
Work-in-process	7,392	11,580
Finished goods	21,941	16,566
Total inventories	$47,766	$48,724
Work-in-process inventory consists of seed provided to contracted seed producers and growers with which we hold a purchase option for, or are required to purchase, the future harvested seeds or grain as well as crops under production, which represents the direct costs of land preparation, seed, planting, growing, and maintenance.
8. Property and Equipment
Components of property and equipment are as follows:

	June 30, 2022	December 31, 2021
Land	$8,026	$8,026
Furniture and fixtures	3,642	3,116
Machinery, field, and laboratory equipment	81,528	81,119
Computer equipment	2,641	2,545
Vehicles	3,112	2,660
Buildings and building improvements	25,882	26,911
Construction in progress	21,370	18,158
	146,201	142,535
Less accumulated depreciation	(21,439)	(15,650)
Property and equipment, net	$124,762	$126,885

Benson Hill, Inc.
Notes to the Condensed Consolidated Financial Statements (continued)
(Unaudited)
(Dollar and Share Amounts in Thousands)
Depreciation expense was $3,361 and $2,839 for the three months ended June 30, 2022 and 2021, respectively. Depreciation expense was $6,643 and $3,564 for the six months ended June 30, 2022 and 2021, respectively. The Company capitalized $385 and $516 of interest costs during the three months ended June 30, 2022 and 2021, respectively. The Company capitalized $782 and $771 of interest costs during the six months ended June 30, 2022 and 2021, respectively.
The Company conducted a review of its assets as of June 30, 2022 and determined that the carrying value of its assets are recoverable and no impairment charge was necessary. However, the Company is currently exploring strategic options for its Fresh operating segment which may result in the Company being unable to recover all or a portion of the carrying value of the segment’s assets. Fresh segment assets at risk of impairment as of June 30, 2022 had an aggregate carrying value of $40,410.
9. Other Current Assets
Prepaid expenses and other current assets consist of the following:

	June 30, 2022	December 31, 2021
Prepaid expenses	$7,142	$9,325
Contract asset	1,973	2,588
Derivative margin asset	3,568	3,273
Tax receivable	913	2,254
Deposits	617	650
Commitment asset	—	416
Other	331	1,747
	$14,544	$20,253
10. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

	June 30, 2022	December 31, 2021
Payroll and employee benefits	$7,941	$9,144
Insurance premiums	657	4,099
Professional services	1,619	2,517
Research and development	1,282	1,043
Inventory	10,013	3,168
Interest	124	178
PIPE Investment transaction costs	178	—
Contract liability	1,065	2,652
Other	4,544	3,970
	$27,423	$26,771

11. Debt

	June 30, 2022	December 31, 2021
DDB Term loan, due April 2024	$7,962	$8,531
DDB Equipment loan, due July 2024	1,575	1,925
Convertible Notes Payable, due January 2025	102,518	80,000
Creston Note Payable, due August 2022	1,667	5,000
Equipment Financing, due March 2025	3,781	—
Notes payable, varying maturities through June 2026	493	313
DDB Revolver	755	47
Less: unamortized debt discount and debt issuance costs	(8,762)	(11,665)
	109,989	84,151
Less: DDB Revolver	(755)	(47)
Less: current maturities of long-term debt	(25,776)	(6,934)
Long-term debt	$83,458	$77,170
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
The interest rate on the DDB Term Loan and DDB Equipment Loan is equal to U.S. prime rate plus 0.75%, or 5.50% at June 30, 2022. The interest rate on the DDB Revolver is equal to U.S. prime rate plus 0.25%, or 5.00% at June 30, 2022.
Under the Credit Agreement, DDB and the Company must comply with certain financial covenants based on DDB’s operations, including a minimum working capital covenant, a minimum net worth covenant, a funded debt-to-EBITDA ratio covenant, and a fixed charge coverage ratio covenant.
Benson Hill as guarantor must also comply with a minimum cash covenant. The DDB Credit Agreement also contains various restrictions on our activities, including restrictions on indebtedness, liens, investments, distributions, acquisitions and dispositions, control changes, transactions with affiliates, establishment of bank and brokerage accounts, sale-leaseback transactions, margin stocks, hazardous substances, hedging, and management agreements. During the first quarter of 2021, we were in violation of certain financial covenants under the Credit Agreement, which were subsequently waived by the lender.
In the first quarter of 2021, the DDB Credit Agreement was amended to clarify the definitions of net worth and EBITDA as used in the calculations of certain financial covenants.
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

Benson Hill, Inc.
Notes to the Condensed Consolidated Financial Statements (continued)
(Unaudited)
(Dollar and Share Amounts in Thousands)
Convertible Notes Payable
In December 2021, the Company entered into a financing agreement with an investment firm, which included a commitment by the lender to make term loans available to the Company in an amount of up to $100,000 with $80,000 available immediately and a second tranche of $20,000 available between April 2022 and June 2022 upon the Company’s achievement of the following milestones: (i) at least 85% of the Company’s projected revenue for the three months ending March 31, 2022; (ii) gross margin for the three months ending March 31, 2022 greater than (1.5)%; and (iii) an average public market capitalization of at least $650 million during the trailing 30 days prior to the date the lender makes the second tranche loan (together the “Convertible Loan and Security Agreement”).
The Company executed term notes with the lender in December 2021 in the aggregate amount of $80,000 with an initial term of 36 months payable in interest only, at the greater of (a) the prime rate of interest as published in the Wall Street Journal or 3.25% per annum, plus (b) 5.75% per annum for the first 12 months and principal and interest payments for the remaining 24 months. The term notes are secured by substantially all of the Company’s assets.
In June 2022, the Company amended the Convertible Loan and Security Agreement, which changed the definition of gross margin, the Conversion Price and the Exercise Price. The amendment to the definition of gross margin removed the impact of derivative hedging gains or losses related to future periods and resulted in the Company’s achievement of the milestones required to draw on the second tranche. The Company drew on the full amount of the second tranche, $20,000. The Company will make interest only payments in the average amount of $870 for the remaining seven months of the interest-only period and principal and interest payments in the average amount of $4,591 for the remaining 24 months.
The interest-only period may be extended from 12 to 24 months upon the Company’s full draw of the second tranche of $20,000 and achievement of certain milestones based on the Company’s market capitalization and financial performance for the nine months ending September 30, 2022. Additionally, the term of the term notes may be extended from 36 to 42 months upon the Company’s achievement of certain milestones based on the Company’s market capitalization and financial performance for the nine months ending September 30, 2022 and compliance with all debt covenants.
Upon maturity or other satisfaction of the term notes, a final payment (in addition to other payments of principal and interest) equal to $10,700 is payable by the Company to the lenders, however in the event all or any part of any term notes are outstanding when a change of control as defined in the Convertible Loan and Security Agreement occurs, the required final payment is $14,200. In the event the term notes are prepaid, a prepayment fee is due, ranging from 1% to 6% of the principal amount of the term notes, based upon the time from the initial closing to the prepayment date.
At any time after six months and before 42 months from the closing date of the initial term loans, up to $20,000 of the principal amount of the term loans then outstanding may be converted (at the lender’s option) into shares of the Company’s common stock at a price per share (“Conversion Price”) equal to the lower of (a) $2.47; (b) in the case of any “equity purchase commitments” and/or “at-the-market” or similar transactions, which result in the realization by the Company of gross proceeds of $20,000 or more over any period of 14 consecutive trading days prior to September 30, 2022, the VWAP of the common stock on the last trading day of such 14 day period; or (c) the effective price per share of any bona fide equity offering, which closes after June 30, 2022 and prior to September 30, 2022.
The conversion option is subject to: (a) the closing sales price of the Company’s common stock for each of the seven consecutive trading days immediately preceding the conversion, being greater than or equal to the conversion price; (b) the shares of the Company’s common stock issued in connection with any such conversion not exceeding 20% of the total trading volume of the Company’s common stock for the 22 consecutive trading days immediately prior to and including the effective date of the conversion; and (c) all lenders’ pro forma shares of the Company’s common stock resulting from the conversion option, when added to all lenders’ pro forma shares of the Company’s common stock resulting from the exercise of the warrants (as outlined in Note 12), not exceeding 2.5% of the number of shares of the Company’s common stock outstanding at the time of the conversion.
As of the date of this report, the lender has not yet exercised their conversion option for any portion of the outstanding principal. The fair value of the conversion option, estimated at $8,783 at issuance, was recorded as a debt discount, which is amortized over the life of the term notes using the effective interest method and recorded as interest expense.

Benson Hill, Inc.
Notes to the Condensed Consolidated Financial Statements (continued)
(Unaudited)
(Dollar and Share Amounts in Thousands)
Under the terms of the Convertible Loan and Security Agreement, we must comply with certain affirmative, negative, and financial covenants. These covenants are primarily restrictions on our activities, including restrictions on indebtedness, liens, dividends, and significant business changes. as well as a requirement to maintain at all times required minimum liquidity equal to or greater than six months. We were in compliance with these covenants in 2021 and year-to-date 2022.
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
Equipment Financing
In March 2022, the Company entered into a sale-leaseback transaction on some of the Company’s equipment. The Company evaluated whether the transaction qualified as a sale under ASC 606 and ultimately determined that as the leases are classified as financing leases under ASC 842, the transaction did not qualify as a sale and therefore control of the equipment was not transferred. Therefore, the proceeds from the sales of $4,078 were recorded as a financing liability (“Equipment Financing”). The Company will make monthly payments of $133 under the financing arrangement for a term of 36 months.
12. Warrant Liabilities

Notes Payable Warrants
In February 2020, in connection with the issuance of notes payable with an original principal amount of $20,000, along with a commitment to extend an additional $15,000 upon the achievement of certain financial conditions, the Company issued 1,077 warrants to purchase Series C-1 preferred shares or any subsequent preferred share round of Benson Hill Preferred Stock. The preferred stock warrant remained outstanding at the close of the Merger and, therefore, converted into a New Benson Hill Warrant without any action on the part of the Company or the warrant holder. Each warrant was converted based on the Exchange Ratio of 1.0754 resulting in 1,158 warrants to purchase New Benson Hill Common Stock outstanding at June 30, 2022 at an adjusted stock purchase price of $3.43. The fair value of the warrants attributable to the funds loaned to the Company, estimated at $3,332 at issuance, were recorded as a debt discount, which was amortized over the life of the term notes using the effective interest method and recorded as interest expense. The fair value of the warrants attributable to the commitment to fund the second tranche, estimated at $1,248 at issuance, were recorded as a current asset and amortized through the date of commitment expiration (December 2020) using the straight-line method and recorded as interest expense.
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
In September 2021, and in connection with the issuance of Notes Payable with an original principal amount of $20,000 and a commitment to extend an additional $20,000, the Company issued warrants to purchase common stock, Series D preferred shares, or any subsequent preferred share round of Benson Hill. The fair value of the warrants attributable to the funds loaned to the Company, estimated at $3,523 at issuance, were recorded as a debt discount, which was amortized over the life of the term notes using the effective interest method and recorded as interest expense. The fair value of the warrants attributable to the remaining commitment (December 2021), estimated at $1,028 issuance, were recorded as a current asset and amortized through the date of commitment expiration using the straight-line method and recorded as interest expense. The option to draw down on the remaining commitment of $20,000 was terminated upon extinguishment of the note as outlined above.
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

Benson Hill, Inc.
Notes to the Condensed Consolidated Financial Statements (continued)
(Unaudited)
(Dollar and Share Amounts in Thousands)
The Legacy Benson Hill Common Stock issued was converted at the Exchange Ratio resulting in 350 shares of New Benson Hill Common Stock and the stock purchase warrant was converted at the Exchange Ratio resulting in 242 warrants to purchase New Benson Hill Common Stock at an adjusted stock purchase price of $9.30. The stock purchase warrant was determined to be equity classified in accordance with U.S. GAAP and was outstanding at June 30, 2022.
In September 2021 the Company repaid all amounts outstanding on the notes payable associated with these warrants. In conjunction with this repayment, the Company expensed the remaining unamortized debt discounts, commitment assets and debt issuance costs associated with these warrants.
Convertible Notes Payable Warrants
In December 2021 and in connection with the issuance of Convertible Notes Payable with an original principal amount of $80,000 along with a commitment to extend an additional $20,000 upon the achievement of certain milestones (see Note 11 — Debt), the Company issued warrants exercisable or exchangeable for up to such aggregate number of shares of the Company’s common stock determined by dividing $3.0 million by the Exercise Price (as defined below). The warrants remained outstanding as of June 30, 2022.
The per share exercise price of the warrants (the “Exercise Price”) will equal the lower of (a) $2.47; (b) in the case of any “equity purchase commitments” and/or “at-the-market” or similar transactions, which result in the realization by the Company of gross proceeds of $20.0 million or more over any period of 14 consecutive trading days prior to September 30, 2022, the VWAP of the common stock on the last trading day of such 14 day period; or (c) the effective price per share of any bona fide equity offering, which closes after June 30, 2022 and prior to September 30, 2022.
The fair value of the warrants attributable to the funds loaned to the Company, estimated at $1,690 at issuance, was recorded as a debt discount, which is amortized over the life of the convertible term notes using the effective interest method and recorded as interest expense. The fair value of the warrants attributable to the commitment to fund the second tranche, estimated at $423 at issuance, was recorded as a current asset and will be amortized through the date of commitment expiration (June 2022) using the straight-line method and recorded as interest expense.
The warrants are exercisable at the warrant holder’s discretion at any time before the expiration date of December 2026. Upon a change in control, the warrants would be automatically exchanged for shares of the Company’s common stock at no cost to the holder.
PIPE Investment Warrants
In March 2022, the Company entered into definitive subscription agreements with certain investors providing for the private placement of an aggregate of 26,150 units at a price of $3.25 per unit (“PIPE Investment”), for an aggregate purchase price of $85.0 million. Each unit consists of (i) one share of the Company’s common stock, par value $0.0001 per share, and (ii) a warrant to purchase one-third of one share of common stock for a total of 8,716 warrants. In connection with the private placement, the Company incurred transactions costs of $4,161, $705 of which was allocated to the warrants and expensed. As of June 30, 2022, $362 of the transaction costs were unpaid. The 8,716 warrants remained outstanding as of June 30, 2022.
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

Public and Private Placement Warrants
On January 8, 2021, Star Peak Corp II consummated its IPO of 40,250 units. Each unit consists of one share of Class A common stock and one-fourth of one Public Warrant, for a total of 10,063 Public Warrants. Simultaneously with the closing of STPC’s IPO, STPC consummated the private placement of 6,553 Private Placement Warrants. Upon the completion of the Merger, the Company assumed each of these warrants, which remain outstanding in whole at June 30, 2022.

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
13. Income Taxes
The Company’s effective tax rate was 0% for the three and six month periods ended June 30, 2022, and 2021, respectively. The 2022 and 2021 effective tax rates differed from the statutory rate of 21% primarily due to the fact that the Company recorded no income tax benefit on the Company’s pretax losses as the Company recorded a full valuation allowance globally. The tax expense recorded relates to minor foreign deferred tax liabilities and the impacts of tax amortization of indefinite-lived intangibles.
14. Comprehensive Income
The Company’s other comprehensive income (loss) (“OCI”) consists of foreign currency translation adjustments from its Brazil subsidiary, which does not use the U.S. dollar as its functional currency, and unrealized gains and losses on marketable debt securities classified as available for sale.

Benson Hill, Inc.
Notes to the Condensed Consolidated Financial Statements (continued)
(Unaudited)
(Dollar and Share Amounts in Thousands)
The following table shows changes in accumulated other comprehensive income (“AOCI”) by component for the three and six months ended June 30, 2022 and 2021:

	Cumulative Foreign Currency Translation	Unrealized Gains/(Losses) on Marketable Securities	Total
Balance at March 31, 2022	$(441)	$(3,286)	$(3,727)
Other comprehensive income (loss) before reclassifications	20	(4,393)	(4,373)
Amounts reclassified from AOCI	—	1,022	1,022
Other comprehensive income	20	(3,371)	(3,351)
Balance at June 30, 2022	$(421)	$(6,657)	$(7,078)

Balance at December 31, 2021	$(376)	$(727)	$(1,103)
Other comprehensive income before reclassifications	(45)	(8,159)	(8,204)
Amounts reclassified from AOCI	—	2,229	2,229
Other comprehensive income (loss)	(45)	(5,930)	(5,975)
Balance at June 30, 2022	$(421)	$(6,657)	$(7,078)

Balance at March 31, 2021	$(451)	$(79)	$(530)
Other comprehensive loss before reclassifications	70	358	428
Amounts reclassified from AOCI	—	(300)	(300)
Other comprehensive loss	70	58	128
Balance at June 30, 2021	$(381)	$(21)	$(402)

Balance at December 31, 2020	$(380)	$55	$(325)
Other comprehensive loss before reclassifications	(1)	271	270
Amounts reclassified from AOCI	—	(347)	(347)
Other comprehensive loss	(1)	(76)	(77)
Balance at June 30, 2021	$(381)	$(21)	$(402)
Amounts reclassified from AOCI were reported within “Other (income) expense, net” on the condensed consolidated statement of operations. The Company’s accounting policy is to release the income tax effects (if applicable) from AOCI when the individual units of account are sold.
15. Loss Per Common Share
The Company computes basic net loss per share using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted average number of common shares and the effect of potentially dilutive securities outstanding during the period. Potentially dilutive securities may consist of stock warrants, stock options and restricted stock units. The dilutive effect of outstanding stock warrants, stock options and restricted stock units are reflected in diluted earnings per share by application of the treasury stock method. The weighted average share impact of stock warrants, stock options, and restricted stock units that were excluded from the calculation of diluted shares outstanding due to the Company incurring a net loss for the three and six month periods ending June 30, 2022 and 2021 were as follows:

Benson Hill, Inc.
Notes to the Condensed Consolidated Financial Statements (continued)
(Unaudited)
(Dollar and Share Amounts in Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
Anti-dilutive common share equivalents:	2022	2021	2022	2021
Warrants	—	567	83	285
Stock options	3,813	7,369	4,266	5,676
Restricted stock units	5,285	—	4,102	—
Total anti-dilutive common share equivalents	9,098	7,936	8,451	5,961
The following table provides the basis for basic and diluted EPS by outlining the numerators and denominators of the computations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(27,554)	$(27,419)	$(44,130)	$(49,766)
Denominator:
Weighted average common shares outstanding, basic and diluted	185,530	109,222	173,189	108,989
Net loss per common share, basic and diluted	$(0.15)	$(0.25)	$(0.25)	$(0.46)
16. Stock-Based Compensation
On June 12, 2012, the shareholders of Legacy Benson Hill approved the 2012 Equity Incentive Plan (the “2012 Plan”), which has been subsequently amended. The 2012 Plan provides for the issuance of up to 17,464 equity-based awards in the form of restricted common stock or stock options awards to eligible employees, directors, and consultants.
On September 29, 2021, the Company’s stockholders approved the 2021 Omnibus Incentive Plan, (the “Plan”), replacing the 2012 Plan, pursuant to which the Company’s Board of Directors (the “Board”) may grant stock awards, including stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards, to officers, employees, and directors. The Plan allows for non-employee director grants, which are accounted for in the same manner as employee awards. The Plan provides for the issuance of up to 16,502 stock awards as of June 30, 2022.
Stock Options
Under the 2012 Plan, the Company granted stock options which typically vest over two years for directors and non-employee directors and four years for all other grants, all with a contractual life of ten years. The exercise price of stock options issued under the 2012 Plan were set at the fair market value of such shares on the date of grant.
The grant date fair value for the Company’s stock options granted under the 2012 Plan in the six months ended June 30, 2021 were based on the following assumptions used within the Black-Scholes option pricing model:

2021
Expected dividend yield	0%
Expected volatility	63%
Risk-free interest rate	0.7%
Expected term in years	6.1 years
Weighted average grant date fair value	$1.54
At June 30, 2022 and 2021 the Company had 4,514 and 8,958 non-vested options under the 2012 Plan, respectively.

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
Restricted Stock Units
The Company’s restricted stock units (“RSUs”) are convertible into shares of the Company’s common stock upon vesting on a one-to-one basis. As of June 30, 2022, the Company had 5,211 RSUs outstanding, subject to only time-based vesting conditions, and 4,424 RSUs outstanding, subject to time-based and market-based performance vesting conditions. Any unvested portion of the RSUs shall be terminated and forfeited upon termination of employment or service of the grantee or the failure to achieve market-based performance vesting conditions within the award term.
As of June 30, 2022, 1,431 of the market-based performance awards were subject to the following vesting conditions (the “Earnout Awards”): (i) 50% of the Earnout Awards will vest if the closing price of the Company’s publicly traded common stock is greater than or equal to $14.00 over any 20 trading days within any 30 consecutive trading day period within 36 months following the closing of the Merger and (ii) 50% of the Earnout Awards will vest if the closing price of the Company’s publicly traded common stock is greater than or equal to $16.00 over any 20 trading days within any 30 consecutive trading day period within 36 months following the closing of the Merger. Any portion of the Earnout Awards that have not vested as of the third anniversary of the closing of the Merger will be forfeited. Additionally, the vesting of the Earnout Awards is subject to the award recipient’s continued service to the Company through the applicable vesting date. Therefore, should the award recipient’s service terminate prior to the vesting of an Earnout Award, the recipient’s Earnout Awards will be forfeited.
As of June 30, 2022, 993 of the market-based performance awards were subject to the following vesting conditions (the “Executive Founders Grants”): (i) 50% of the Executive Founders Grants will performance vest if the 30-day VWAP of the Company’s publicly traded common stock is greater than or equal to $15.00 after September 29, 2022 but on or prior to September 29, 2024 and (ii) 50% of the Executive Founders Grants will performance vest if the 30-day VWAP of the Company’s publicly traded common stock is greater than or equal to $20.00 after September 29, 2022 but on or prior to September 29, 2026. If the $15.00 VWAP target is not achieved on or prior to September 29, 2024, the target will be increased by 10% to $16.50 and be eligible to performance vest on or prior to September 29, 2025. The Executive Founders Grants will become 100% time vested on September 29, 2024. Any performance vested portion of the Executive Founders Grants that has not time vested will remain outstanding. Any portion of the Executive Founders Grants that has not met both time and performance conditions, and therefore vested as of September 29, 2026, will be forfeited.
As of June 30, 2022, 2,000 of the market-based performance awards were subject to the following vesting conditions (the “CEO Founders Grant”): (i) 25% of the CEO Founders Grant will performance vest if the 30-day VWAP of the Company’s publicly traded common stock is greater than or equal to $15.00 after September 29, 2022 but on or prior to September 29, 2024, (ii) 25% of the CEO Founders Grant will performance vest if the 30-day VWAP of the Company’s publicly traded common stock is greater than or equal to $20.00 after September 29, 2022 but on or prior to September 29, 2025, (iii) 25% of the CEO Founders Grant will performance vest if the 30-day VWAP of the Company’s publicly traded common stock is greater than or equal to $25.00 after September 29, 2022 but on or prior to September 29, 2026, and (iv) 25% of the CEO Founders Grant will performance vest if the 30-day VWAP of the Company’s publicly traded common stock is greater than or equal to $30.00 after September 29, 2022 but on or prior to September 29, 2027. If any of the VWAP targets in the foregoing clauses (i)-(iv) are not achieved on or prior to the respective specified deadlines, such VWAP target will be increased by 10% and the applicable 25% tranche of the RSUs with respect to that VWAP target (as increased) will vest if and when such increased VWAP target is achieved at any time within the 12-month period following the original deadline for such VWAP target. The CEO Founders Grant will become 100% time vested on September 29, 2024. Any performance vested portion of the CEO Founders Grant that has not time vested will remain outstanding. Any portion of the CEO Founders Grant that has not met both time and performance conditions, and therefore vested as of September 29, 2028, will be forfeited.
The closing price and 30-day VWAP thresholds of the Company’s common stock are considered market conditions under ASC 718 and are estimated on the grant date using a Monte Carlo simulation. Recognition of stock-based compensation expense of all vesting tranches commenced on the date of grant, as the probability of meeting the price thresholds are not considered in determining the timing of expense recognition. Key assumptions for estimating the market-based performance

Benson Hill, Inc.
Notes to the Condensed Consolidated Financial Statements (continued)
(Unaudited)
(Dollar and Share Amounts in Thousands)
awards’ fair value at the date of grant included the closing price of the Company’s common stock on the grant date, historical volatilities of the common stock of comparable publicly traded companies, the risk free interest rate, and the grant term.
The time-based awards’ fair value was determined based on the closing price of the Company’s common stock on the date of grant.
Stock-Based Compensation Expense
The Company recognized $5,676 and $11,359 of compensation expense related to stock option grants during the three and six months ended June 30, 2022, respectively. The Company recognized $709 and $1,356 of compensation expense related to stock option grants during the three and six months ended June 30, 2021, respectively.
17. Commitments and Contingencies
Litigation
The Company accrues for costs related to contingencies when a loss is probable, and the amount is reasonably determinable. Disclosure of contingencies is included in the consolidated financial statements when it is at least reasonably possible that a material loss or an additional material loss in excess of amounts already accrued may be incurred.
For all litigation matters, the Company accrued $0 as of June 30, 2022 and December 31, 2021.
Other Commitments
At June 30, 2022, the Company has committed to purchase from seed producers and growers at dates throughout 2022 and 2023 at fixed prices aggregating to $71.8 million based on commodity futures or market prices, other payments to growers, and estimated yields per acre. In addition to the obligations for which the price is fixed or determinable, the Company has committed to purchase from seed producers and growers 625 bushels throughout 2022 and 2023 for which the pricing is currently variable. These amounts are not recorded in the condensed consolidated financial statements because the Company has not taken delivery of the grain or seed as of June 30, 2022 and due to the fact that the grain or seed are subject to specified quality standards prior to delivery.
18. Segment Information
The Company’s reportable business segments reflect the manner in which its chief operating decision maker (“CODM”) allocates resources and assesses performance, which is at the operating segment level. The Ingredients reportable segment delivers more nutritious food ingredients derived from soybean seeds, meal and oil, and processed yellow peas. The Fresh reportable segment is a grower, packer and distributor of year-round fresh produce located in the southeastern United States. Financial results associated with licensing arrangements that are not allocated to the Fresh or Ingredients reportable segment and costs associated with centralized operations are reported as Unallocated and other. Centralized operations represent corporate and headquarter-related expenses, which include legal, finance, human resources, and other research and development and administrative expenses that are not allocated to the Fresh or Ingredients reportable segments.

Our CODM reviews segment performance and allocates resources based upon segment revenue and Adjusted EBITDA. The Company defines Adjusted EBITDA as consolidated net loss before net interest expense, income tax provision and depreciation and amortization, further adjusted to exclude stock-based compensation, other income and expense, and the impact of significant non-recurring items. Adjusted EBITDA is a non-GAAP financial measure of performance. A reconciliation of the Company’s consolidated loss from continuing operations to Adjusted EBITDA is presented below.
The Company had no intersegment revenues. Operating segment results for the three and six month periods ended June 30, 2022 and 2021 are presented below.

Benson Hill, Inc.
Notes to the Condensed Consolidated Financial Statements (continued)
(Unaudited)
(Dollar and Share Amounts in Thousands)

Revenues	Ingredients	Fresh	Unallocated and other	Total
Three Months Ended June 30, 2022
Domestic	$91,144	$17,116	$86	$108,346
International	2,401	—	—	2,401
Total	$93,545	$17,116	$86	$110,747

Revenues	Ingredients	Fresh	Unallocated and other	Total
Three Months Ended June 30, 2021
Domestic	$22,724	$16,906	$62	$39,692
International	—	—	—	—
Total	$22,724	$16,906	$62	$39,692

Revenues	Ingredients	Fresh	Unallocated and other	Total
Three Months Ended June 30, 2022
Point in time	$93,545	$17,116	$—	$110,661
Over time	—	—	86	86
Total	$93,545	$17,116	$86	$110,747

Revenues	Ingredients	Fresh	Unallocated and other	Total
Three Months Ended June 30, 2021
Point in time	$22,724	$16,906	$4	$39,634
Over time	—	—	58	58
Total	$22,724	$16,906	$62	$39,692

Revenues	Ingredients	Fresh	Unallocated and other	Total
Six Months Ended June 30, 2022
Domestic	$155,565	$43,435	$139	$199,139
International	4,053	—	—	4,053
Total	$159,618	$43,435	$139	$203,192

Benson Hill, Inc.
Notes to the Condensed Consolidated Financial Statements (continued)
(Unaudited)
(Dollar and Share Amounts in Thousands)

Revenues	Ingredients	Fresh	Unallocated and other	Total
Six Months Ended June 2021
Domestic	$36,919	$34,470	$105	$71,494
International	—	—	—	—
Total	$36,919	$34,470	$105	$71,494

Revenues	Ingredients	Fresh	Unallocated and other	Total
Six Months ended June 30, 2022
Point in time	$159,618	$43,435	$—	$203,053
Over time	—	—	139	139
Total	$159,618	$43,435	$139	$203,192

Revenues	Ingredients	Fresh	Unallocated and other	Total
Six Months Ended June 30, 2021
Point in time	$36,919	$34,470	$14	$71,403
Over time	—	—	91	91
Total	$36,919	$34,470	$105	$71,494

	Revenue	Adjusted EBITDA
Three Months Ended June 30, 2022
Ingredients	$93,545	$(1,145)
Fresh	17,116	(304)
Unallocated and other	86	(14,217)
Total segment results	$110,747	$(15,666)

Benson Hill, Inc.
Notes to the Condensed Consolidated Financial Statements (continued)
(Unaudited)
(Dollar and Share Amounts in Thousands)
Adjustments to reconcile consolidated net loss to Adjusted EBITDA:

Consolidated net loss	$(27,554)
Interest expense, net	3,524
Income tax expense (benefit)	56
Depreciation and amortization	5,538
Stock-based compensation	5,676
Other expense (income), net	938
Change in fair value of warrants and conversion options	(5,899)
Other nonrecurring costs, including acquisition, transaction and integration costs	294
Non-recurring SOX readiness costs	70
Severance expense	124
Fresh segment crop failure costs	1,567
Total Adjusted EBITDA	$(15,666)

	Revenue	Adjusted EBITDA
Three Months Ended June 30, 2021
Ingredients	$22,724	$(6,409)
Fresh	16,906	165
Unallocated and other	62	(9,530)
Total segment results	$39,692	$(15,774)
Adjustments to reconcile consolidated net loss to Adjusted EBITDA:

Consolidated net loss	$(27,419)
Interest expense, net	1,277
Income tax (benefit) expense	—
Depreciation and amortization	2,839
Stock-based compensation	709
Other (income) expense, net	(170)
Change in fair value of warrants and conversion options	1,703
Other nonrecurring costs, including acquisition costs	527
South America seed production costs	2,805
Non-recurring public company readiness costs	1,955
Total Adjusted EBITDA	$(15,774)

	Revenue	Adjusted EBITDA
Six Months Ended June 30, 2022
Ingredients	$159,618	$(16,040)
Fresh	43,435	1,925
Unallocated and other	139	(29,083)
Total segment results	$203,192	$(43,198)

Benson Hill, Inc.
Notes to the Condensed Consolidated Financial Statements (continued)
(Unaudited)
(Dollar and Share Amounts in Thousands)
Adjustments to reconcile consolidated net loss to Adjusted EBITDA:

Consolidated net loss	$(44,130)
Interest expense, net	9,912
Income tax expense (benefit)	17
Depreciation and amortization	10,942
Stock-based compensation	11,359
Other expense (income), net	2,254
Change in fair value of warrants and conversion options	(37,640)
Other nonrecurring costs, including acquisition, transaction, and integration costs	312
Non-recurring SOX readiness costs	282
Severance expense	289
Fresh segment crop failure costs	1,567
PIPE Investment transaction costs	705
Fresh segment restructuring expenses	933
Total Adjusted EBITDA	$(43,198)

	Revenue	Adjusted EBITDA
Six Months Ended June 30, 2021
Ingredients	$36,919	$(13,197)
Fresh	34,470	(172)
Unallocated and other	105	(17,252)
Total segment results	$71,494	$(30,621)
Adjustments to reconcile consolidated net loss to Adjusted EBITDA:

Consolidated net loss	$(49,766)
Depreciation and amortization	5,430
Stock-based compensation	1,356
Other (income) expense, net	(388)
Change in fair value of warrants and conversion options	2,719
Interest expense, net	2,535
Other nonrecurring items, including acquisition costs	527
South America seed production costs	2,805
Non-recurring public company readiness costs	4,161
Income tax expense (benefit)	—
Total Adjusted EBITDA	$(30,621)
As the CODM does not evaluate the operating segments nor make decisions regarding the operating segments based on total assets, we have excluded this disclosure.
19. Subsequent Events
We consider events or transactions that occur after the balance sheet date but prior to the date the financial statements are available to be issued for potential recognition or disclosure in the financial statements. The Company has completed an evaluation of all subsequent events after the balance sheet date of June 30, 2022 through the date the accompanying financial statements were available to be issued, to ensure that these financial statements include appropriate disclosure of events both

Benson Hill, Inc.
Notes to the Condensed Consolidated Financial Statements (continued)
(Unaudited)
(Dollar and Share Amounts in Thousands)
recognized in the financial statements as of June 30, 2022, and events that occurred subsequently but were not recognized in the financial statements.
On July 21, 2022, the Company filed a Registration Statement on Form S-8 with the SEC to register 5,000 shares of common stock, par value $0.0001 per share, to be offered and sold under the Company’s 2022 Employee Stock Purchase Plan (the “Plan”). The Plan was adopted by the Board of Directors of the Company on April 20, 2022 and was approved by our stockholders at the Company’s Annual Meeting held on June 13, 2022.
On August 5, 2022, the Company entered into an exclusive collaboration and marketing rights agreement (the “Collaboration Agreement”) with Archer-Daniels-Midland Company (“ADM”) to collaborate on an exclusive basis in the commercialization of certain high-protein soy ingredients for the human food and nutrition market in North America based on certain of the Company’s proprietary commercial soybean seed genetics (“Proprietary Soy Genetics”). Pursuant to the terms of the Collaboration Agreement, the Company will, among other things, collaborate with ADM to engage soybean growers in certain parts of the United States to source production and supply of grain grown from Proprietary Soy Genetics (“Proprietary Soy Grain”) for processing by ADM into soy protein ingredients. The Company will receive an upfront cash payment, annual technology access fees, and value sharing payments on all soy protein ingredients sold by ADM that are processed from the Proprietary Soy Grain supplied by the Company, and the Company is eligible to receive milestone payments upon achievement of certain objectives. Unless earlier terminated, the Collaboration Agreement will remain in effect until December 31, 2027, or until December 31, 2030 if extended pursuant to its terms. See the Current Report on Form 8-K filed with the SEC on August 8, 2022 for additional information.

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
•anticipate and adjust to any increases in interest rates that increase the cost of capital;
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
Forward-looking statements represent our estimates and assumptions only as of the date of this report. You should understand that the following important factors, in addition to those discussed under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021, could affect our future results, and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements in this report:
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

These and other factors that could cause actual results to differ from those implied by the forward-looking statements in this report are more fully described under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021. Other sections of this report describe additional factors that could adversely affect our business, financial condition or results of operations. New risk factors emerge from time to time and it is not possible to predict all such risk factors, nor can we assess the impact of all such risk factors on our business, or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Except as otherwise required by law, we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained in this report to reflect any change in our expectations or any change in events, conditions or circumstances on which any of our forward-looking statements are based. We qualify all of our forward-looking statements by these cautionary statements.
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
Our purpose is to catalyze and broadly empower innovation from plant to plate so great tasting, more nutritious, affordable, and sustainable food choices are available to everyone. We combine cutting-edge technology with an innovative business approach to bring product innovations to customers and consumers. Our CropOS® technology platform uniquely combines data science, plant science, and food science to leverage the natural genetic diversity of plants to develop more innovative food, ingredient, and feed products — starting with a better seed.
Our business is comprised of two reportable segments: our Ingredients segment and our Fresh segment. Our Ingredients segment is currently focused on the production and commercialization of our proprietary soy-based ingredients. In addition, the segment produces and sells non-proprietary soy-based products and non-proprietary yellow pea ingredient products. Our proprietary products include soy-based vegetable oils, animal feed ingredients, aquaculture ingredients, and food ingredients derived from our ultra-high protein soybeans, which have the potential to reduce or eliminate costly water- and energy-intensive processing steps associated with producing products for the food and feed markets, alleviating supply constraints to help bring plant-based proteins and other sustainable ingredient products to scale. Our Fresh segment, which primarily includes our wholly-owned subsidiary, J&J Produce, Inc., is focused on growing, packing, and selling fresh produce products to major retail and food service customers.
COVID-19
As a result of the COVID-19 pandemic, governmental authorities have implemented numerous and rapidly evolving measures to try to contain the virus, such as travel bans and restrictions, limits on gatherings, quarantines, shelter-in-place orders, and business shutdowns. In response to the COVID-19 pandemic and in accordance with governmental orders, we have also modified our business practices and implemented proactive measures to protect the health and safety of employees, including limiting employee travel, requiring, at times, remote work arrangements for non-laboratory employees, implementing social distancing and enhanced sanitary measures in our headquarters, and canceling in-person attendance at certain events and conferences. Many of the suppliers, vendors, and service providers on which we rely have made similar modifications. To date, with the exception of modifying certain of our physical business practices, including decreased travel, and managing delays in the receipt of certain laboratory supplies and the performance of related services, we have not experienced a material impact on business operations from the effects of the COVID-19 pandemic. However, there is no certainty that the protective measures implemented by government authorities will be sufficient to mitigate the risks posed by, or the impacts and disruptions of, the COVID-19 pandemic.
PIPE Investment
On March 24, 2022, the Company entered into definitive subscription agreements with certain investors providing for the private placement of an aggregate of 26,150 units at a price of $3.25 per unit (the “PIPE Investment”). Each unit consists of (i) one share of the Company’s common stock, par value $0.0001 per share, and (ii) a warrant to purchase one-third of one share of common stock, for an aggregate purchase price of approximately $85.0 million. In connection with the PIPE Investment, the Company incurred transactions costs of $4.2 million. The net proceeds of $80.8 million provided the Company additional liquidity to fund the business.

Convertible Notes Payable Draw
On June 30, 2022, the Company and certain of its directly or indirectly wholly-owned subsidiaries amended the Convertible Loan and Security Agreement and borrowed the aggregate sum of $20.0 million under the second tranche (see Note 11 — Debt in the notes to the condensed consolidated financial statements for further discussion). Thus, pursuant to the Convertible Loan and Security Agreement the Company and its directly or indirectly wholly-owned subsidiaries have borrowed an aggregate principal sum of $100.0 million. The additional proceeds from the Convertible Loan and Security Agreement provided the Company additional liquidity to fund the business.
Recent Development - Collaboration Agreement
On August 5, 2022, the Company entered into an exclusive collaboration and marketing rights agreement (the “Collaboration Agreement”) with Archer-Daniels-Midland Company (“ADM”) to collaborate on an exclusive basis in the commercialization of certain high-protein soy ingredients for the human food and nutrition market in North America based on certain of the Company’s proprietary commercial soybean seed genetics (“Proprietary Soy Genetics”). Pursuant to the terms of the Collaboration Agreement, the Company will, among other things, collaborate with ADM to engage soybean growers in certain parts of the United States to source production and supply of grain grown from Proprietary Soy Genetics (“Proprietary Soy Grain”) for processing by ADM into soy protein ingredients. The Company will receive an upfront cash payment, annual technology access fees, and value sharing payments on all soy protein ingredients sold by ADM that are processed from the Proprietary Soy Grain supplied by the Company, and the Company is eligible to receive milestone payments upon achievement of certain objectives. Unless earlier terminated, the Collaboration Agreement will remain in effect until December 31, 2027, or until December 31, 2030 if extended pursuant to its terms. See the Current Report on Form 8-K filed with the SEC on August 8, 2022 for additional information.
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
As a consequence of the Merger, we became the successor to a company registered with the Securities and Exchange Commission (the “SEC”) and listed on the NYSE. Accordingly, we were and are required to hire additional personnel and implement procedures and processes to address public company regulatory requirements and customary practices. We have and will continue to incur significant expenses as a public company in order to pay for, among other things: directors’ and officers’ liability insurance; director fees; internal and external accounting fees, including audit fees and costs associated with readiness to comply with provisions of the Sarbanes-Oxley Act; and legal and administrative resources, including increased external legal fees. We are classified as an “emerging growth company,” as defined in Section 2(a) of the Securities Act as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As such, we are eligible for and intend to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies for as long as we continue to be an emerging growth company.
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

In addition to selling our owned farmed produce, we enter into consignment arrangements with produce growers of certain perishable products. In these arrangements, we act as an agent, earn a commission on the sale, and report the revenue and cost of the product on a net basis.
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
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist of employee-related expenses for selling our products, and costs related to business development to commercialize our product offerings along with our executive, legal, intellectual property, finance and human resources functions. Selling, general and administrative expenses also include facility and information technology expenses not otherwise allocated to research and development or cost of sales, professional fees for auditing, tax and legal services, expenses associated with maintaining patents, and consulting costs.
Total Other (Income) Expense, Net
Total other (income) expense, net consists primarily of interest expense per the terms of our various financing obligations, amortization of debt discount and commitment fees, remeasurements of our warrant and conversion option liabilities, and interest related to finance leases as reduced by interest earned on cash and marketable securities.

Results of Operations
Comparison of the Three Months Ended June 30, 2022 and 2021
The following table shows the amounts from our condensed consolidated statements of operations for the periods presented:

	Three Months Ended June 30,
(in thousands)	2022	2021
Revenues	$110,747	$39,692
Cost of sales	105,171	39,722
Gross profit (loss)	5,576	(30)
Operating expenses:
Research and development	12,017	8,818
Selling, general and administrative expenses	22,494	15,761
Total operating expenses	34,511	24,579
Loss from operations	(28,935)	(24,609)
Other (income) expense:
Interest expense, net	3,524	1,277
Change in fair value of warrants and conversion option	(5,899)	1,703
Other expense (income), net	938	(170)
Total other (income) expense, net	(1,437)	2,810
Net loss before income tax	(27,498)	(27,419)
Income tax expense	56	—
Net loss	$(27,554)	$(27,419)
Revenues
Revenues for the three months ended June 30, 2022 were $110.7 million, an increase of $71.1 million or 179%, as compared to the same period in 2021. Included within revenues are the results of exchange-traded futures used to manage the risk of fluctuating CBOT prices related to forecasted ingredient sales entered into in the normal course of business. These economic hedges resulted in gains of $0.5 million for the three months ended June 30, 2022. For the three months ended June 30, 2021, revenues include gains of $0.3 million associated with hedging activities. After accounting for all hedging activity, the year-over-year increase in revenues was primarily driven by higher sales volumes and prices of our proprietary and non-proprietary soybean ingredient products. Higher sales volumes were the result of the acquisition of our Seymour, Indiana and Creston, Iowa facilities in the third and fourth quarters of 2021, respectively, which secured ingredient manufacturing capabilities for both our proprietary and non-proprietary offerings and grew our customer base.
Cost of Sales and Gross Profit (Loss)
Cost of sales for the three months ended June 30, 2022 of $105.2 million represented an increase of $65.4 million as compared to the same period in 2021. Included within cost of sales are the results of exchange-traded futures used to manage the risk of fluctuating CBOT prices related to forecasted ingredient purchases entered into in the normal course of business. These economic hedges resulted in gains of $0.3 million for the three months ended June 30, 2022. For the three months ended June 30, 2021, cost of sales includes losses of $0.3 million associated with hedging activities. After accounting for all hedging activities, the increase in cost of sales was primarily attributable to the acquisition of our Seymour, Indiana and Creston, Iowa facilities in the third and fourth quarters of 2021, respectively.
For the three months ended June 30, 2022, we reported gross profit of $5.6 million, as compared to a gross loss of $0.0 million for the same period in 2021. Included within gross profit in 2022 are $0.9 million in gains associated with hedging activities.
For the three months ended June 30, 2022, our Ingredients segment reported a gross profit of $5.7 million as compared to a gross loss of $2.6 million for the same period in 2021. The increase in profitability was driven by an increase in sales volumes and our customer base resulting from the acquisition of two soy facilities in the prior year as well as higher sales prices on proprietary soy products and non-proprietary soy and yellow pea products.

For the three months ended June 30, 2022, our Fresh segment reported a gross loss of $0.2 million as compared to a gross profit of $2.6 million for the same period in 2021. The decrease in profitability was primarily driven by a loss of $1.6 million in the current year as a result of a significant crop failure on our farmed peppers due to a weevil infestation. The decrease in profitability was also driven by lower volumes and higher input costs.
Research and Development Expenses
Research and development expenses for the three months ended June 30, 2022 of $12.0 million increased $3.2 million as compared to the same period in 2021. The increase was primarily driven by higher payroll and related expenses, including non-cash stock-based compensation expense, from increases in staffing, as well as technology costs and facilities expenses. Higher facility costs are primarily related to the costs associated with our Crop Accelerator facility, which opened during the fourth quarter of 2021.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended June 30, 2022 of $22.5 million increased $6.7 million as compared to the same period in 2021. The increase was primarily driven by increased staffing and related expenses, including non-cash stock-based compensation expense and increased insurance costs as a result of expanded operations and operating as a public company. The increase in staff and related expenses was primarily driven by the increase in personnel necessary to support the scale of our business operations and the requirements associated with being a public company.
Total Other (Income) Expense, Net
Total other (income) expense, net for the three months ended June 30, 2022 of $1.4 million increased $4.2 million as compared to the same period in 2021. The increase in other income was primarily driven by income of $5.9 million resulting from the change in fair value of the Company’s warrant and conversion option liabilities, which was primarily driven by the decrease in the Company’s share price in the current period, as compared to expense of $1.7 million in the same period in 2021. The increase in other income was partially offset by an increase in interest expense, including the amortization of debt discounts and commitment assets, of $2.2 million driven by an increase in outstanding debt as well as an increase in financing lease obligations as a result of the commencement of the Crop Accelerator facility lease in the fourth quarter of 2021. Additionally, the increase was partially offset by a decrease of $1.1 million in other income based on realized losses on our marketable securities.
Income Tax (Benefit) Expense
No net income tax benefit for net operating losses incurred in the U.S. has been recorded due to uncertainty in realizing a benefit from these items. The tax expense recorded for the three months ended June 30, 2022 relates to minor foreign deferred tax liabilities and the impacts of tax amortization of indefinite-lived intangibles.

Comparison of the Six Months Ended June 30, 2022 and 2021
The following table shows the amounts from our consolidated statements of operations for the periods presented:

	Six Months Ended June 30,
(in thousands)	2022	2021
Revenues	$203,192	$71,494
Cost of sales	202,838	70,955
Gross profit	354	539
Operating expenses:
Research and development	24,323	15,945
Selling, general and administrative expenses	45,618	29,494
Total operating expenses	69,941	45,439
Loss from operations	(69,587)	(44,900)
Other (income) expense:
Interest expense, net	9,912	2,535
Change in fair value of warrants and conversion option	(37,640)	2,719
Other expense (income), net	2,254	(388)
Total other (income) expense, net	(25,474)	4,866
Net loss before income tax	(44,113)	(49,766)
Income tax (benefit) expense	17	—
Net loss	$(44,130)	$(49,766)
Revenues
Revenues for the six months ended June 30, 2022 were $203.2 million, an increase of $131.7 million or 184% as compared to the same period in 2021. Included within revenues are the results of exchange-traded futures used to manage the risk of fluctuating CBOT prices related to forecasted ingredient sales entered into in the normal course of business. These economic hedges resulted in losses of $6.7 million for the six months ended June 30, 2022, of which $1.0 million is attributable to future transactions and operations, which we expect to be economically offset in future periods upon physical delivery. For the six months ended June 30, 2021, revenues include gains of $0.9 million associated with hedging activities. After accounting for all hedging activity, the year-over-year increase in revenues was primarily driven by higher sales volumes of our proprietary and non-proprietary soybean ingredient products. A primary driver of higher sales volumes was the acquisition of our Seymour, Indiana and Creston, Iowa facilities in the third and fourth quarters of 2021, respectively, which secured ingredient manufacturing capabilities for both our proprietary and non-proprietary offerings and grew our customer base. The increase was also driven by higher volumes and average selling prices of fresh produce. Higher volumes were primarily the result of expanded farming operations at our Vero Beach, Florida facility, while pricing increases were driven by market conditions.
Cost of Sales and Gross Profit
Cost of sales for the six months ended June 30, 2022 of $202.8 million represented an increase in cost of sales of $131.9 million as compared to the same period in 2021. Included within cost of sales are the results of exchange-traded futures used to manage the risk of fluctuating CBOT prices related to forecasted ingredient purchases entered into in the normal course of business. These economic hedges resulted in losses of $5.0 million for the six months ended June 30, 2022, of which $1.5 million is attributable to forecasted transactions and operations. For the six months ended June 30, 2021, cost of sales includes losses of $1.4 million associated with hedging activities. After accounting for all hedging activity, a primary driver of the increase in cost of sales was attributable to the acquisition of our Seymour, Indiana and Creston, Iowa facilities in the third and fourth quarters of 2021, respectively.
For the six months ended June 30, 2022, we reported a gross profit of $0.4 million, which was flat as compared to the same period in 2021. Included within gross profit in 2022 are $11.7 million in losses associated with hedging activities, of which $2.5 million are tied to future period transactions and operations, which we expect to be economically offset in future periods upon physical delivery.
For the six months ended June 30, 2022, our Ingredients segment reported a gross loss of $3.2 million as compared to $3.5 million for the same period in 2021. The current year loss was driven by losses associated with hedging activities of $11.7 million, of which $2.5 million are tied to future period transactions and operations, which we expect to be economically offset in future periods upon physical delivery. After accounting for all hedging activity, gross profit increased year-over-year. The increase was primarily driven by an increase in volume resulting from the two acquisitions in the prior year as well as an increase in market prices for both soybean ingredient products and yellow pea.
For the six months ended June 30, 2022, our Fresh segment reported a gross profit of $3.5 million as compared to $4.1 million for the same period in 2021. The decrease in gross profit in the Fresh segment was driven by a loss of $1.6 million in the current year as a result of significant crop failure on our farmed peppers due to a weevil infestation. Excluding the impact of the crop failure, gross profit increased as a result of higher pricing on farmed produce, primarily during Q1 2022.
Research and Development Expenses
Research and development expenses for the six months ended June 30, 2022 of $24.3 million increased $8.4 million as compared to the same period in 2021. The increase was primarily driven by higher payroll and related expenses, including non-cash stock-based compensation expense, increases in staffing, as well as higher technology costs and facilities expenses. Higher facility costs are primarily related to the costs associated with our Crop Accelerator facility, which opened during the fourth quarter of 2021.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the six months ended June 30, 2022 of $45.6 million increased $16.1 million as compared to the same period in 2021. The increase was primarily driven by increased staffing and related expenses, including non-cash stock-based compensation expense, increased insurance costs as a result of expanded operations and operating as a public company, and PIPE Investment transaction costs of $0.7 million. The increase in staff and related expenses resulted from the increase in personnel necessary to support the scale of our business operations and the requirements associated with being a public company.
Total Other (Income) Expense, Net
Total other income, net for the six months ended June 30, 2022 of $25.5 million increased $30.3 million as compared to the same period in 2021. The increase in other income was primarily driven by income of $37.6 million resulting from the change in fair value of the Company’s warrant and conversion option liabilities, primarily driven by the decrease in the Company’s share price in the current period, as compared to expense of $2.7 million in the same period in 2021. The increase in other income was partially offset by an increase in interest expense, including the amortization of debt discounts and commitment assets, of $7.4 million driven by an increase in outstanding debt as well as an increase in financing lease obligations as a result of the commencement of the Crop Accelerator facility lease in the fourth quarter of 2021. Additionally, the increase was partially offset by a decrease of $2.6 million in other income based on realized losses on our marketable securities.
Income Tax (Benefit) Expense
No net income tax benefit for net operating losses incurred in the U.S. has been recorded due to uncertainty in realizing a benefit from these items. The tax expense recorded for the six month period ending June 30, 2022 relates to minor foreign deferred tax liabilities and the impacts of tax amortization of indefinite-lived intangibles.
Comparison for the Three Months and Six Months Ended June 30, 2022 and 2021
Segment Revenues
Segment revenues for the three and six month periods ended June 30, 2022 and 2021 are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Revenues
Ingredients	$93,545	$22,724	$159,618	$36,919
Fresh	17,116	16,906	43,435	34,470
Unallocated and Other	86	62	139	105
Total Revenues	$110,747	$39,692	$203,192	$71,494

Ingredients revenues for the three and six months ended June 30, 2022 were $93.5 million and $159.6 million, respectively, which represents an increase of $70.8 million and $122.7 million, respectively, as compared to the same periods in 2021. The increases were predominantly driven by higher sales volumes of our proprietary and non-proprietary soybean ingredients products attributable to the growth of our customer base and the acquisition of two soy processing plants in the prior year. The increases were also driven by higher sales prices in the current year.
Fresh revenues for the three and six months ended June 30, 2022 were $17.1 million and $43.4 million, respectively, which represents an increase of $0.2 million and $9.0 million, respectively, as compared to the same periods in 2021. The increases were predominantly driven by an increase in pricing during Q1 2022 on farmed produce and an increase in volume from our expanded farming operations at our Vero Beach, Florida facility.
Segment (Loss) Profit
Adjusted EBITDA is a non-GAAP financial measure of performance. Among other financial metrics, our management reviews segment profit based upon Adjusted EBITDA. We define Adjusted EBITDA as consolidated net loss before net interest expense, income tax provision and depreciation and amortization, further adjusted to exclude stock-based compensation, other income and expense, and the impact of significant non-recurring items.
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

Because of these limitations, Adjusted EBITDA should be considered along with other operating and financial performance measures presented in accordance with GAAP. Adjusted EBITDA for the three and six month periods ended June 30, 2022 and 2021, are presented below. A reconciliation of our consolidated net loss to Adjusted EBITDA is also presented below.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Adjusted EBITDA
Ingredients	$(1,145)	$(6,409)	$(16,040)	$(13,197)
Fresh	(304)	165	1,925	(172)
Unallocated and other	(14,217)	(9,530)	(29,083)	(17,252)
Total Adjusted EBITDA	$(15,666)	$(15,774)	$(43,198)	$(30,621)
Adjustments to reconcile consolidated net loss to Adjusted EBITDA:
Consolidated net loss	$(27,554)	$(27,419)	$(44,130)	$(49,766)
Interest expense, net	3,524	1,277	9,912	2,535
Income tax expense (benefit)	56	—	17	—
Depreciation and amortization	5,538	2,839	10,942	5,430
Stock-based compensation	5,676	709	11,359	1,356
Other expense (income), net	938	(170)	2,254	(388)
Change in fair value of warrants and conversion options	(5,899)	1,703	(37,640)	2,719
Other nonrecurring items, including acquisition, transaction, and integration costs	294	527	312	527
Non-recurring SOX readiness costs	70	—	282	—
PIPE Investment transaction costs	—	—	705	—
Severance expense	124	—	289	—
Fresh segment restructuring expenses	—	—	933	—
Fresh segment crop failure costs	1,567	—	1,567	—
Non-recurring public company readiness costs	—	1,955	—	4,161
South America seed production costs	—	2,805	—	2,805
Total Adjusted EBITDA	$(15,666)	$(15,774)	$(43,198)	$(30,621)

Ingredients Adjusted EBITDA was a loss of $1.1 million and $16.0 million for the three and six months ended June 30, 2022, respectively, which represents an increase in segment Adjusted EBITDA of $5.3 million for the three months ended June 30, 2022 and a decrease in segment Adjusted EBITDA of $2.8 million for the six months ended June 30, 2022, as compared to the same periods in 2021. The increase for the three months ended June 30, 2022 was driven by higher sales prices of our proprietary and non-proprietary soybean ingredient products. The decrease for the six months ended June 30, 2022 was impacted by losses incurred on our portfolio of derivatives of $11.7 million, $2.5 million of which is attributable to economic hedges on future transactions and operations, compared to losses of $0.5 million for the six months ended June 30, 2021. The derivative losses in the current period were the result of significant increases in commodity pricing of soybeans and soybean-related products. Excluding the impact of our derivative losses, the Adjusted EBITDA loss improved year over year. The improvement in the loss was primarily driven by higher volumes resulting from the two acquisitions in the prior year as well as an increase in market prices for both proprietary and non-proprietary soybean ingredient products.
Fresh Adjusted EBITDA was a loss of $0.3 million and income of $1.9 million for the three and six months ended June 30, 2022, respectively, which represents a decrease in segment Adjusted EBITDA of $0.5 million for the three months ended June 30, 2022 and an increase in segment Adjusted EBITDA of $2.1 million for the six months ended June 30, 2022, respectively, as compared to the same periods in 2021. The decrease for the three months ended June 30, 2022 was driven by lower sales volumes. The increase for the six months ended June 30, 2022 was predominantly driven by an increase in pricing during Q1 2022 on farmed produce, including our expanded farming operations at our Vero Beach, Florida facility.
Unallocated and other Adjusted EBITDA was a loss of $14.2 million and $29.1 million for the three and six months ended June 30, 2022, respectively, which represents a decrease in segment Adjusted EBITDA of $4.7 million for the three months ended June 30, 2022 and $11.8 million for the six months ended June 30, 2022, as compared to the same periods in 2021. These decreases were driven by increases in centralized operations costs primarily driven by increased staffing and related expenses as we expanded our legal, finance and human resources departments to prepare for and operate as a public company. The decrease was also driven by an increase in research and development expenses resulting from an increase in staffing and facility expenses.
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
Since inception, our primary sources of liquidity have been equity and debt financings. On June 30, 2022, our liquidity was comprised of cash and marketable securities of $209.9 million, and access to a revolving credit facility of up to $6.0 million, which is subject to renewal in November 2022, as capped by a defined borrowing base that could result in availability that is less than this amount. As of June 30, 2022, our commitments include term debt and notes payable outstanding of $109.2 million, lease liabilities of $82.6 million, capital expenditures associated with expansion of farming operations, including distribution, within our Fresh segment, expected to be completed in the third quarter of 2022, and operating costs supporting the sale of products, research and development expenses, and selling, general and administrative expenses. For the six months ended June 30, 2022, we incurred a net loss of $44.1 million and had negative cash flows from operating activities of $58.7 million. We believe that our cash and cash equivalents and marketable securities on hand as of June 30, 2022 are sufficient to meet the needs of operations, including working capital requirements, debt requirements and our currently planned capital expenditure requirements for a period of at least 12 months from the date of this filing. See Note 1 — Description of Business in the notes to the condensed consolidated financial statements for further discussion.
Our business prospects are subject to risks, expenses, and uncertainties frequently encountered by companies in the early stages of commercial operations. As of June 30, 2022, we had multiple debt instruments (see Note 11 — Debt in the notes to the condensed consolidated financial statements), including term loans, notes payable and a revolving line of credit, certain of which require adherence to financial covenants, including maintaining minimum liquidity and maintenance of a minimum cash balance. If we breach these covenants, the holder of the debt may declare all amounts immediately due and payable. If the covenants are breached, we plan to attempt to secure a waiver of the covenants or an amendment that modifies the covenants, but there are no assurances that we will be able to comply with our future covenants without such a waiver or that we would be successful in obtaining a waiver or an amendment during 2022 or 2023.
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
We expect to require additional financing over and above our current liquidity position to continue to grow our business. We may also require additional capital in the future to fund capital expenditures, acquisitions or other investments. These capital requirements could be substantial. The amount and timing of our future funding requirements will depend on many factors, including the success of the commercialization of certain of our products, our ability to continue to satisfy our financial covenants under our financing facilities, and the ability to repay or refinance such indebtedness as it becomes due. We could potentially use our available financial resources sooner than we currently expect and may need to incur additional indebtedness to meet future financing needs. Although we anticipate being able to obtain additional financing through non-dilutive means, we may be unable to do so. Our failure to raise capital as and when needed could have significant negative consequences for our business, financial condition and results of consolidated operations. We cannot guarantee that we will be able to meet existing financial covenants or obtain new financing on favorable terms, if at all. Our future capital requirements and the adequacy of available funds will depend on many factors, including those more fully described under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021.
Summary of Cash Flows
A summary of our cash flows from operating, investing and financing activities is presented in the following table:

	Six Months Ended June 30,
(in thousands)	2022	2021
Statement of Cash Flows Data:
Net cash used in operating activities	$(58,732)	$(47,257)
Net cash (used in) provided by investing activities	(75,542)	49,324
Net cash provided by financing activities	102,128	1,183
Effect of exchange rate changes on cash	(45)	(1)
Net (decrease) increase in cash and cash equivalents	(32,191)	3,249
Cash and cash equivalents, beginning of period	78,963	9,743
Cash and cash equivalents, end of period	$46,772	$12,992
Net Cash Used in Operating Activities
Net cash used in operating activities was $58.7 million for the six months ended June 30, 2022, an increase of $11.5 million as compared to the same period in 2021. This increased use of cash was driven by increased working capital needs of $3.4 million and a decrease in non-cash charges of $13.7 million. The increased working capital needs were driven by the growth of our Ingredients business, including the impact of the Company’s derivative losses, as a result of the acquisition of two soy processing plants in late 2021. The decrease in non-cash charges was primarily driven by the mark-to-market income on our warrant and conversion option liabilities as partially offset by higher depreciation and amortization expense, higher stock-based compensation expense and other non-cash charges. These increases were partially offset by a lower net loss of $5.6 million.
Net Cash (Used in) Provided by Investing Activities
Net cash used in investing activities was $75.5 million for the six months ended June 30, 2022, an increase of $124.9 million as compared to the same period in 2021. This increase was driven by net purchases of marketable securities of $68.9 million as compared to net sales of $70.5 million in the same period in 2021 as well as the working capital adjustment of $1.0 million paid in the current year on the Company’s acquisition of ZFS Creston in the fourth quarter of 2021. These increases were partially offset by a decrease in capital expenditures of $15.5 million, as the majority of the capital spend on the expansion of our farm operations and distribution in Vero Beach, Florida in our Fresh segment was incurred in 2021.
Net Cash Provided by Financing Activities
Net cash provided by financing activities was $102.1 million for the six months ended June 30, 2022, an increase of $100.9 million as compared to the same period in 2021. This increase was primarily driven by contributions from the PIPE Investment of $85.0 million, convertible term debt of $20.0 million, and equipment financing of $4.1 million as partially offset by higher principal payments on debt, lower net borrowings on the revolving line of credit and higher financing lease payments.
Contractual Obligations
The following table summarizes our contractual obligations as of June 30, 2022 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods:

(in thousands) Contractual obligations	Payments Due by Period
	Total	<1 Year	1-3 Years	3-5 Years	>5 Years
Principal payments on debt	$126,888	$26,495	$100,336	$57	$—
Interest payments on debt	17,631	10,738	6,890	3	—
Operating leases	5,175	1,287	1,620	1,038	1,230
Financing leases	149,550	7,529	20,780	22,158	99,083
Forward purchase obligations	71,796	36,147	35,649	—	—
Interest payments on debt were calculated using rates in effect at June 30, 2022 for the remaining term of outstanding borrowings.
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
There have been no substantial changes to these estimates, or the policies related to them during the three and six months ended June 30, 2022. For a full discussion of these estimates and policies, see our Annual Report on Form 10-K for the year ended December 31, 2021.
Emerging Growth Company and Smaller Reporting Company Status
We are an “emerging growth company” as defined in Section 2(a) of the Securities Act, and have elected to take advantage of the benefits of the extended transition period for new or revised financial accounting standards. We expect to remain an emerging growth company at least through the end of the 2023 fiscal year and expect to continue to take advantage of the benefits of the extended transition period, although we may decide to early adopt such new or revised accounting standards to the extent permitted by such standards. We expect to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and non-public companies until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. This may make it difficult or impossible to compare our financial results with the financial results of another public company that is either not an emerging growth company or is an emerging growth company that has chosen not to take advantage of the extended transition period exemptions because of the potential differences in accounting standards used.
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
We will remain an emerging growth company under the JOBS Act until the earliest of (a) December 31, 2026, (b) the last date of our fiscal year in which we have total annual gross revenue of at least $1.07 billion, (c) the last date of our fiscal year in which we are deemed to be a “large accelerated filer” under the rules of the SEC with at least $700.0 million of outstanding securities held by non-affiliates, or (d) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the previous three years.
We are also a “smaller reporting company” as defined in the Exchange Act. We may take advantage of certain of the scaled disclosures available to smaller reporting companies and will be able to take advantage of these scaled disclosures for so long as the market value of our voting and non-voting common equity held by non-affiliates is less than $250.0 million measured on the last business day of our second fiscal quarter, or our annual revenue is less than $100.0 million during the most recently completed fiscal year and the market value of our voting and non-voting common equity held by non-affiliates is less than $700.0 million measured on the last business day of our second fiscal quarter. The Company will no longer be a smaller reporting company as of December 31, 2022.
Recent Accounting Guidance
From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on the Company’s financial position or results of operations upon adoption. See Note 2 — Summary of Significant Accounting Policies in the notes to the condensed consolidated financial statements for more information about recent accounting pronouncements, the timing of their adoption and the Company’s assessment, to the extent we have made one, of their potential impact on our financial condition and results of operations.
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
Interest Rate Risk
Interest rate risk is the risk that the value or yield of fixed-income investments may decline if interest rates change. Fluctuations in interest rates may impact the level of interest expense recorded on outstanding borrowings. In addition, our notes payable and financing obligations bear interest at a fixed base rate plus a floating rate pegged to an index and are not publicly traded. Therefore, fair value of our notes payable, financing obligations and interest expense is not materially affected by changes in the market interest rates. We do not enter into derivative financial instruments, including interest rate swaps, for hedging or speculative purposes.
Credit Risk
Credit risk with respect to accounts receivable is generally not significant due to a limited carrying balance of receivables. We routinely assess the creditworthiness of our customers. We generally have not experienced any material losses related to receivables from individual customers, or groups of customers for the three and six months ended June 30, 2022 and 2021. We do not require collateral. Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed by management to be probable in our accounts receivable.
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined under the Exchange Act, as of June 30, 2022, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.
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
Material Weakness in Internal Control Over Financial Reporting
In connection with the preparation and audit of our consolidated financial statements, a material weakness was identified in our internal control over financial reporting relating to the years ended December 31, 2020 and 2019, which remains unremediated as of June 30, 2022. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that a reasonable possibility exists that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis.
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
Plan to Remediate Material Weakness in Internal Control Over Financial Reporting
The Company, with oversight by the Audit Committee of the Board, is devoting significant time, attention, and resources to remediating the above material weakness in our internal control over financing reporting. As of June 30, 2022, the Company had initiated the following steps intended to remediate the material weakness described above and strengthen our internal control over financial reporting:
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
Changes in Internal Control over Financial Reporting
Except as set forth above, there were no changes in our internal control over financial reporting, as identified in connection with the evaluation required by Exchange Act Rules 13a-15(d) and 15d-15(d), that occurred during the three months ended

June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit	Description
10.1*	Benson Hill, Inc. 2022 Employee Stock Purchase Plan, effective on April 20, 2022 and approved by stockholders on June 13, 2022.
10.2†
Joinder and First Amendment to Loan Documents, dated June 30, 2022, by and among the Company, certain of the Company’s direct and indirect wholly-owned subsidiaries, the Agent, and the Lenders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 7, 2022).

10.3*#	Form of Benson Hill, Inc. Restricted Stock Unit Agreement—2022 Director Award granted under the Benson Hill, Inc. 2021 Omnibus Incentive Plan.
10.4†^
Exclusive Collaboration and Marketing Rights Agreement, dated August 5, 2022, by and between Benson Holdings, Inc. and Archer-Daniels-Midland Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 8, 2022).

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
___________________
*    Filed herewith.
**    Furnished herewith.
†    Certain of the exhibits and schedules of this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The registrant agrees to furnish a copy of all omitted exhibits and schedules to the Securities and Exchange Commission upon its request.
^    Certain portions of this Exhibit have been redacted in accordance with Regulation S-K Item 601(b)(10)(iv). The registrant agrees to furnish supplementally an unredacted copy of the Exhibit to the Securities and Exchange Commission upon its request.
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

August 10, 2022