Form 10-Q
period 2022-09-30
Benson Hill, Inc.
filed 2022-11-14
CIK 1830210

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 10, 2022, 206,463,457 shares of the registrant’s Common Stock, par value $0.0001, were issued and outstanding.

Benson Hill, Inc.
Quarterly Report on Form 10-Q
For the Quarter Ended September 30, 2022

Part I - Financial Information
Item 1. Financial Statements
Benson Hill, Inc.
Condensed Consolidated Balance Sheets
(In Thousands)

	September 30, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$29,978	$78,963
Marketable securities	162,939	103,689
Accounts receivable, net	38,213	31,729
Inventories, net	42,575	48,724
Prepaid expenses and other current assets	11,786	20,253
Total current assets	285,491	283,358
Property and equipment, net	126,211	126,885
Right of use asset, net	72,882	77,452
Goodwill and intangible assets, net	42,148	42,664
Other assets	4,545	4,538
Total assets	$531,277	$534,897

	September 30, 2022	December 31, 2021
	(Unaudited)
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$26,451	$35,508
Revolving line of credit	—	47
Current lease liability	3,352	2,422
Current maturities of long-term debt	3,173	6,934
Accrued expenses and other current liabilities	29,918	26,771
Total current liabilities	62,894	71,682
Long-term debt	106,507	77,170
Long-term lease liability	79,531	79,154
Warrant liabilities	29,556	46,051
Conversion option liability	10,207	8,783
Deferred tax liability	297	294
Other non-current liabilities	183	316
Total liabilities	289,175	283,450
Stockholders’ equity:
Redeemable convertible preferred stock, $0.001 par value; 1,000 and 1,000 shares authorized, 0 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	—	—
Common stock, $0.0001 par value, 440,000 and 440,000 shares authorized, 206,437 and 178,089 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	21	18
Additional paid-in capital	605,884	533,101
Accumulated deficit	(354,868)	(280,569)
Accumulated other comprehensive loss	(8,935)	(1,103)
Total stockholders’ equity	242,102	251,447
Total liabilities and stockholders’ equity	$531,277	$534,897
See accompanying notes to the condensed consolidated financial statements (unaudited).

Benson Hill, Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(In Thousands, Except Per Share Information)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	130,179	32,000	333,371	103,494
Cost of sales	125,812	31,591	328,650	102,546
Gross profit (loss)	4,367	409	4,721	948
Operating expenses:
Research and development	11,433	10,458	35,756	26,403
Selling, general and administrative expenses	21,042	28,076	66,660	57,570
Total operating expenses	32,475	38,534	102,416	83,973
Loss from operations	(28,108)	(38,125)	(97,695)	(83,025)
Other (income) expense:
Interest expense, net	6,278	1,498	16,190	4,033
Loss on extinguishment of debt	—	11,742	—	11,742
Change in fair value of warrants	(4,035)	(15,244)	(41,676)	(12,525)
Other expense (income), net	(195)	(2,065)	2,060	(2,453)
Total other (income) expense, net	2,048	(4,069)	(23,426)	797
Net loss before income tax	(30,156)	(34,056)	(74,269)	(83,822)
Income tax expense	13	218	30	218
Net loss	$(30,169)	$(34,274)	$(74,299)	$(84,040)
Net loss per common share:
Basic and diluted loss per common share	$(0.16)	$(0.29)	$(0.42)	$(0.71)
Weighted average shares outstanding:
Basic and diluted weighted average shares outstanding	186,097	118,709	177,539	117,714
See accompanying notes to the condensed consolidated financial statements (unaudited).

Benson Hill, Inc.
Condensed Consolidated Statements of Comprehensive Loss (Unaudited)
(In Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(30,169)	$(34,274)	$(74,299)	$(84,040)
Foreign currency:
Comprehensive income (loss)	(1)	31	(46)	30
	(1)	31	(46)	30
Marketable securities:
Comprehensive (loss) income	(1,759)	(121)	(9,918)	150
Adjustment for net losses (income) realized in net loss	(97)	144	2,132	(203)
	(1,856)	23	(7,786)	(53)
Total other comprehensive (loss) income	(1,857)	54	(7,832)	(23)
Total comprehensive loss	$(32,026)	$(34,220)	$(82,131)	$(84,063)
See accompanying notes to the condensed consolidated financial statements (unaudited).

Benson Hill, Inc.
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
(In Thousands)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	—	$—	178,089	$18	$533,101	$(280,569)	$(1,103)	$251,447
Issuance of common stock upon exercise of stock options and warrants	—	—	830	—	636	—	—	636
Stock-based compensation expense	—	—			5,683	—	—	5,683
PIPE Investment, net of issuance cost of $3,456	—	—	26,150	3	54,925	—	—	54,928
Comprehensive loss	—	—	—	—	—	(16,576)	(2,624)	(19,200)
Balance as of March 31, 2022	—	$—	205,069	$21	$594,345	$(297,145)	$(3,727)	$293,494
Issuance of common stock upon exercise of stock options	—	—	547	—	715	—	—	715
Stock-based compensation expense	—	—	—	—	5,676	—	—	5,676
Comprehensive loss	—	—	—	—	—	(27,554)	(3,351)	(30,905)
Balance as of June 30, 2022	—	$—	205,616	$21	$600,736	$(324,699)	$(7,078)	$268,980
Issuance of common stock upon exercise of stock options	—	—	727	—	736	—	—	736
Issuance of common stock upon exercise of RSU	—	—	94	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	4,412	—	—	4,412
Comprehensive loss	—	—	—	—	—	(30,169)	(1,857)	(32,026)
Balance at Balance as of September 30, 2022	—	$—	206,437	$21	$605,884	$(354,868)	$(8,935)	$242,102
See accompanying notes to the condensed consolidated financial statements (unaudited).

Benson Hill, Inc.
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
(In Thousands)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	102,899	$287,323	5,798	$1	$5	$(154,322)	$(325)	$(154,641)
Retroactive application of recapitalization	(102,899)	(287,323)	102,899	10	287,313	—	—	287,323
Adjusted balance, beginning of period	—	—	108,697	11	287,318	(154,322)	(325)	132,682
Issuance of common stock upon exercise of stock options	—	—	136	—	85	—	—	85
Stock-based compensation expense	—	—	—	—	647	—	—	647
Other	—	—	—	—	(15)	(1)	—	(16)
Comprehensive loss	—	—	—	—	—	(22,347)	(205)	(22,552)
Balance as of March 31, 2021	—	$—	108,833	$11	$288,035	$(176,670)	$(530)	$110,846
Issuance of common stock upon exercise of stock options	—	—	581	—	409	—	—	409
Stock-based compensation expense	—	—	—	—	709	—	—	709
Comprehensive loss	—	—	—	—	—	(27,419)	128	(27,291)
Balance as of June 30, 2021	—	$—	109,414	$11	$289,153	$(204,089)	$(402)	$84,673
Merger and PIPE Shares net of transaction costs of $36,770	—	—	68,069	$7	$233,333	—	—	233,340
Conversion of warrants into common stock and issuance of equity classified warrants upon Merger	—	—	325	—	$4,576	—	—	4,576
Issuance of common stock upon exercise of stock options	—	—	251	—	166	—	—	166
Stock-based compensation expense	—	—	—	—	1,413	$—	$—	1,413
Other	—	$—	—	$—	$(1)	$—	$—	(1)
Comprehensive loss	—	$—	—	$—	$—	$(34,274)	$54	(34,220)
Balance as of September 30, 2021	$—	$—	178,059	$18	$528,640	$(238,363)	$(348)	$289,947
See accompanying notes to the condensed consolidated financial statements (unaudited).

Benson Hill, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In Thousands)

	Nine Months Ended September 30,
	2022	2021
Operating activities
Net loss	$(74,299)	$(84,040)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	16,504	8,460
Stock-based compensation expense	15,771	2,769
Bad debt expense	724	184
Change in fair value of warrants and conversion option	(41,676)	(12,525)
Accretion and amortization related to financing activities	8,481	1,329
Loss on extinguishment of debt	—	11,742
Other	6,312	1,766
Changes in operating assets and liabilities:
Accounts receivable	(7,208)	2,492
Inventories	6,441	(5,450)
Prepaid expenses and other current assets	8,052	(7,567)
Accounts payable	(6,093)	3,917
Accrued expenses	2,604	3,340
Net cash used in operating activities	(64,387)	(73,583)
Investing activities
Purchases of marketable securities	(350,333)	(100,278)
Proceeds from maturities of marketable securities	109,514	2,155
Proceeds from sales of marketable securities	170,217	198,195
Payments for acquisitions of property and equipment	(11,835)	(26,603)
Payments made in connection with business acquisitions	(1,044)	(10,853)
Net cash (used in) provided by investing activities	(83,481)	62,616
Financing activities
Contributions from PIPE Investment, net of transaction costs of $3,761	80,825	285,378
Payments for extinguishment of debt	—	(43,082)
Principal payments on debt	(6,736)	(3,917)
Proceeds from issuance of debt	24,040	19,816
Borrowing under revolving line of credit	18,970	20,464
Repayments under revolving line of credit	(19,017)	(20,464)
Repayments of financing lease obligations	(1,103)	(600)
Proceeds from the exercise of stock options and warrants	1,950	635
Net cash provided by financing activities	98,929	258,230
Effect of exchange rate changes on cash	(46)	30
Net (decrease) increase in cash and cash equivalents	(48,985)	247,293
Cash and cash equivalents, beginning of period	78,963	9,743
Cash and cash equivalents, end of period	$29,978	$257,036

Supplemental disclosure of cash flow information
Cash paid for taxes	$1	$30
Cash paid for interest	$9,864	$4,782
Supplemental disclosure of non-cash activities
Issuance of stock warrants	$—	$4,551
Conversion of warrants upon Merger	$—	$4,576
Warrants acquired in Merger	$—	$50,850
Merger transaction costs included in accrued expenses and other current liabilities	$—	$4,231
Business acquisition purchase price included in accrued expense and other current liabilities	$—	$3,714
Purchases of property and equipment included in accounts payable and accrued expenses and other current liabilities	$2,710	$4,123
Purchases of inventory included in accounts payable and accrued expenses and other current liabilities	$292	$—
Financing leases commencing in the period	$806	$735
See accompanying notes to the condensed consolidated financial statements (unaudited).

Benson Hill, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
(Dollar and Share Amounts in Thousands)
1. Description of Business
Benson Hill, Inc. and subsidiaries (collectively, “Benson Hill”, the “Company”, “we”, “us”, or “our”) are a values-driven food technology company with a vision to build a healthier and happier world by unlocking nature’s genetic diversity with our food innovation engine. Our purpose is to catalyze and broadly empower innovation from plant to plate so great tasting, more nutritious, affordable, and sustainable food choices are available to everyone. We combine cutting-edge technology with an innovative business approach to bring product innovations to customers and consumers. Our CropOS® technology platform uniquely combines data science, plant science, and food science to leverage the natural genetic diversity of plants to develop more innovative food, ingredient, and feed products — starting with a better seed. We are incorporated in Delaware and headquartered in St. Louis, Missouri, where the majority of our research and development activities are managed. We operate a soy crushing and food-grade white flake and soy flour manufacturing operation in Creston, Iowa and a soy crushing facility in Seymour, Indiana and sell our proprietary products and non-proprietary products in North America and in select international markets. We also process yellow peas in North Dakota and supply fresh produce through packing, distribution, and growing locations in the southeastern states of the United States.
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

Liquidity and Going Concern
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. GAAP for interim financial reporting and Securities and Exchange Commission (the “SEC”) regulations, assuming the Company will continue as a going concern. For the three and nine months ended September 30, 2022, the Company incurred a

Benson Hill, Inc.
Notes to the Condensed Consolidated Financial Statements (continued)
(Unaudited)
(Dollar and Share Amounts in Thousands)
net loss of $30,169 and $74,299, respectively, and for the nine months ended September 30, 2022, the Company had negative cash flows from operating activities of $64,387 and capital expenditures of $11,835. Furthermore, at September 30, 2022, the Company had term debt and notes payable of $109,680, and an accumulated deficit of $354,868. However, as of September 30, 2022 the Company had cash and cash equivalents of $29,978 and marketable securities of $162,939. As such, the Company believes that its cash and marketable securities position is sufficient to meet capital and liquidity requirements for at least the next 12 months after the date that the financial statements are available to be issued.
The Company’s business prospects are subject to risks, expenses, and uncertainties frequently encountered by companies in the early stages of commercial operations. As of September 30, 2022 the Company has multiple debt instruments (see Note 9 — Debt), including term loans, notes payable and a revolving line of credit, certain of which require adherence to financial covenants, including maintaining minimum liquidity and maintenance of a minimum cash balance. If the Company breaches these covenants, the holder of the debt may declare all amounts immediately due and payable. If the covenants are breached, the Company plans to attempt to secure a waiver of the covenants or an amendment that modifies the covenants but there are no assurances that the Company will be able to comply with its future covenants without such a waiver or that the Company will be successful in obtaining a waiver or an amendment during 2022 or 2023. On June 30, 2022, the Company signed an amendment to the Convertible Loan and Security Agreement, which modified the gross margin definition enabling the Company to draw on the second tranche of $20,000 per the initial agreement. On June 30, 2022 the Company drew on the full $20,000. As of September 30, 2022, the Company achieved certain milestone requirements, which resulted in an extension of the interest-free period from 12 to 24 months and maturity date by 6 months to July 2025 (see Note 9 - Debt for additional details).
The attainment of profitable operations is also dependent upon future events, including obtaining adequate financing to complete and commercialize the Company’s research and development activities, obtaining adequate grower relationships, building its customer base, successfully executing its business and marketing strategy, and hiring appropriate personnel.
Failure to generate sufficient revenue, achieve planned gross margins and operating profitability, control operating costs, maintain existing debt arrangements or secure additional funding may require the Company to modify, delay, or abandon some of its planned future expansion or development, or to otherwise enact operating cost reductions available to management, which could have a material adverse effect on the Company’s business, operating results, financial condition, and ability to achieve its intended business objectives.
2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and our wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial reporting and SEC regulations. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year ended December 31, 2022. A description of the Company’s significant accounting policies is included in the notes to our audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2021. These unaudited condensed consolidated financial statements should be read in conjunction with the December 31, 2021 audited consolidated financial statements and the notes thereto.
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
3. Business Combinations
Merger with Star Peak Corp II
As discussed in Note 1 - Description of Business, on September 29, 2021, STPC completed the business combination with Legacy Benson Hill through the Merger, with Legacy Benson Hill surviving the Merger as a wholly-owned subsidiary of STPC. At the effective time of the Merger (the “Effective Time”), each outstanding share of Legacy Benson Hill Common Stock, par value $0.001 per share, including Legacy Benson Hill Common Stock held by prior owners of Legacy Benson Hill Preferred Stock (in each case, other than shares owned by Legacy Benson Hill as treasury stock, dissenting shares and restricted shares) was canceled and converted into the right to receive the number of shares of New Benson Hill Common Stock, par value $0.0001 per share, in a ratio equal to 1.0754. In addition, as of the Effective Time, each stock option to purchase shares of Legacy Benson Hill Common Stock (each, a “Legacy Benson Hill Option”), whether vested or unvested, and each warrant issued by Legacy Benson Hill to purchase Legacy Benson Hill Common Stock and/or Legacy Benson Hill Preferred Stock (each, a “Legacy Benson Hill Warrant”) that was outstanding immediately prior to the Effective Time was, by virtue of the occurrence of the Effective Time and without any action on the part of Legacy Benson Hill, STPC or any holder of Legacy Benson Hill equity thereof, assumed and converted into a New Benson Hill Option or a New Benson Hill Warrant. Each Legacy Benson Hill Option was converted into an option to purchase a number of shares of New Benson Hill Common Stock equal to the number of shares of Legacy Benson Hill Common Stock subject to such Legacy Benson Hill Option immediately prior to the Effective Time multiplied by 1.0754 (rounded down to the nearest whole share) and at an exercise price per share of New Benson Hill Common Stock equal to the exercise price per share of Legacy Benson Hill Common Stock subject to such Legacy Benson Hill Option divided by 1.0754 (rounded up to the nearest whole cent) (each, a “New Benson Hill Option”). Each Legacy Benson Hill Warrant was converted into a warrant to purchase a number of shares of New Benson Hill Common Stock equal to the number of shares of Legacy Benson Hill Common Stock subject to such Legacy Benson Hill Warrant

Benson Hill, Inc.
Notes to the Condensed Consolidated Financial Statements (continued)
(Unaudited)
(Dollar and Share Amounts in Thousands)

immediately prior to the Effective Time multiplied by 1.0754 (rounded down to the nearest whole share) and at an exercise price per share of New Benson Hill Common Stock equal to the exercise price per share of Legacy Benson Hill Common Stock and/or Legacy Benson Hill Preferred Stock subject to such Legacy Benson Hill Warrant divided by 1.0754 (rounded up to the nearest whole cent).
In connection with the execution of the Merger Agreement, STPC entered into separate subscription agreements (each, a “Subscription Agreement”) with a number of investors (each a “Subscriber”), pursuant to which the Subscribers agreed to purchase, and STPC agreed to sell to the Subscribers, an aggregate of 22,500 shares of common stock (the “PIPE Shares”), for a purchase price of $10 per share and an aggregate purchase price of $225,000, in a private placement pursuant to the subscription agreements (the “PIPE”). The PIPE investment closed simultaneously with the consummation of the Merger.
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
Our financial instruments consist of cash and cash equivalents, marketable securities, accounts receivable, commodity derivatives, commodity contracts, accounts payable, accrued liabilities, warrant liabilities, conversion option liabilities, and notes payable. As of September 30, 2022 and December 31, 2021, we had cash and cash equivalents of $29,978 and $78,963, respectively, which includes money market funds with maturities of less than three months. At September 30, 2022 and December 31, 2021, the carrying values of cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximated their fair value due to their short maturities.
The following tables provide the financial instruments measured at fair value on a recurring basis based on the fair value hierarchy:

	September 30, 2022
	Level 1	Level 2	Level 3	Total
Assets
U.S. treasury securities	$20,461	$—	$—	$20,461
Corporate bonds	—	126,352	—	126,352
Preferred stock	—	14,229	—	14,229
Marketable securities	$20,461	$140,581	$—	$161,042
Liabilities
Warrant liabilities	$3,824	$—	$25,732	$29,556
Conversion option liability	—	—	10,207	10,207
Total liabilities	$3,824	$—	$35,939	$39,763

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
U.S. treasury securities	$—	$—	$—	$—
Corporate bonds	—	82,086	—	82,086
Preferred stock	—	21,603	—	21,603
Marketable securities	$—	$103,689	$—	$103,689
Liabilities
Warrant liabilities	$12,377	$—	$33,674	$46,051
Conversion option liability	—	—	8,783	8,783
Total liabilities	$12,377	$—	$42,457	$54,834
There were no transfers of financial assets or liabilities into or out of Level 1, Level 2, or Level 3 for 2022 or 2021.

Benson Hill, Inc.
Notes to the Condensed Consolidated Financial Statements (continued)
(Unaudited)
(Dollar and Share Amounts in Thousands)

All of the Company’s derivative contracts are centrally cleared and therefore are cash-settled on a daily basis. This results in the derivative contracts having a fair value that approximates zero on a daily basis. Therefore, there are no derivative assets or liabilities included in the table above. Please see Note 6 - Derivatives for further discussion.
The Company acquired commodity purchase and sales contracts in the acquisition of ZFS Creston, which were recorded at their estimated fair value. As outlined in Note 2 - Summary of Significant Accounting Policies, the Company designates all commodity purchase and sales contracts as normal purchases and normal sales and as a result do not account for them as derivatives under ASC 815. As of December 31, 2021 the Company had a contract asset of $2,354 and a contract liability of $2,652. The contract asset and liability is excluded from the table above as the contracts will not be measured at fair value on a recurring basis. Contract fair values were based upon forward commodity prices as of the date of acquisition, which fall into Level 2 in the fair value hierarchy. The contract asset and liability will be amortized as the remaining volume of the commodity purchase and sales contracts is physically settled.
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
The following table summarizes the change in the warrant and conversion option liabilities categorized as Level 3 for the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Balance, beginning of period	$39,068	$42,457
Change in estimated fair value	(3,129)	(33,122)
Issuance of PIPE Investment warrants	—	26,604
Ending balance, September 30, 2022	$35,939	$35,939

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Balance, beginning of period	$7,960	$5,241
Change in estimated fair value	(12,629)	(9,910)
Assumption of Private Placement Warrants upon Merger	$34,045	$34,045
Issuance of Stock Warrant	4,551	4,551
Conversion of warrants upon Merger	$(4,576)	$(4,576)
Ending balance, September 30, 2021	$29,351	$29,351
Fair Value of Long-Term Debt
As of September 30, 2022 and December 31, 2021, the fair value of the Company’s debt, including amounts classified as current, was $101,491 and $85,163, respectively. Fair values are based upon valuation models using market information, which fall into Level 3 in the fair value hierarchy.
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

	September 30, 2022
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S government and agency securities	$20,485	$—	$(24)	$20,461
Corporate notes and bonds	133,672	—	(7,320)	126,352
Preferred stock	15,397	—	(1,168)	14,229
Total Investments	$169,554	$—	$(8,512)	$161,042

	December 31, 2021
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S government and agency securities	$—	$—	$—	$—
Corporate notes and bonds	82,007	572	(493)	82,086
Preferred stock	21,553	126	(76)	21,603
Total Investments	$103,560	$698	$(569)	$103,689
The aggregate fair value of investments with unrealized losses that had been owned for less than a year was $161,042 and $48,098 at September 30, 2022 and December 31, 2021, respectively. The Company had no unrealized losses on investments owned for more than one year at September 30, 2022 and December 31, 2021, respectively.
Available-for-sale investments outstanding as of September 30, 2022, classified as marketable securities in the consolidated balance sheets, have maturity dates ranging from the fourth quarter of 2022 through the fourth quarter of 2026. The fair value of marketable securities as of September 30, 2022 with maturities within one year and one to five years is $86,700 and $74,342, respectively. The Company classifies available-for-sale investments as current based on the nature of the investments and their availability to provide cash for use in current operations, if needed.
In accordance with ASC 326, the Company reviews its portfolio of available-for-sale debt securities in an unrealized loss position quarterly to determine whether the decline in fair value has resulted from credit losses or other factors. This includes considering the extent to which the fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the Company compares the present value of the cash flows expected to be collected against the amortized cost basis. A credit loss is recorded if the present value of the cash flows is less than the amortized cost basis, limited by the amount that the fair value is less than the amortized cost basis. As of September 30, 2022, the Company determined that the unrealized losses were a result of market and other factors, including rising interest rates, rather than the result of credit losses and therefore no allowance for credit loss was recorded.
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
As of September 30, 2022, the Company held financial futures related to a portion of its forecasted purchases of soybeans for an aggregate notional volume of 3,595 bushels of soybeans; 3,080 bushels of the aggregate notional volume will settle in 2022 with the remaining 515 bushels settling in 2023. As of September 30, 2022, the Company held financial futures related to a portion of its forecasted sales of soybean oil for an aggregate notional volume of 604 pounds of soybean oil; 533 pounds of the aggregate notional volume will settle in 2022, with the remaining 71 pounds settling in 2023. As of September 30, 2022, the

Benson Hill, Inc.
Notes to the Condensed Consolidated Financial Statements (continued)
(Unaudited)
(Dollar and Share Amounts in Thousands)
Company held financial futures related to a portion of its forecasted sales of soybean meal for an aggregate notional volume of 131 tons of soybean meal; 109 tons of the aggregate notional volume will settle in 2022, with the remaining 22 tons settling in 2023.
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
The Company’s derivative contracts as of September 30, 2022 were as follows:

	Asset Derivative	Liability Derivative
Soybeans	$1,747	$2,494
Soybean oil	2,222	919
Soybean meal	1,762	153
Effect of daily cash settlement	(5,731)	(3,566)
Net derivatives as classified in the balance sheet	$—	$—
The Company’s derivative contracts as of December 31, 2021 were as follows:

	Asset Derivative	Liability Derivative
Soybeans	$18	$48
Soybean oil	5	1
Soybean meal	—	1,228
Effect of daily cash settlement	(23)	(1,277)
Net derivatives as classified in the balance sheet	$—	$—
The Company had a current asset representing excess cash collateral posted to a margin account of $2,838 and $2,504 as of September 30, 2022 and December 31, 2021, respectively. These amounts are not included with the derivatives presented in the table above and are included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets.
Currently, the Company does not seek cash flow hedge accounting treatment for its derivative financial instruments and thus changes in fair value are reflected in current earnings.
The tables below show the amounts of pre-tax gains and losses related to the Company’s derivatives:

	Three Months Ended September 30,
	2022		2021
	Revenue	Cost of sales	Revenue	Cost of sales
Consolidated statement of operations	$130,179	$(125,812)	$32,000	$(31,591)

Soybeans	—	(3,915)	—	(263)
Soybean oil	3,152	—	316	—
Soybean meal	219	—	—	—
Total gain (loss) recognized in income	$3,371	$(3,915)	$316	$(263)

Benson Hill, Inc.
Notes to the Condensed Consolidated Financial Statements (continued)
(Unaudited)
(Dollar and Share Amounts in Thousands)

	Nine Months Ended September 30,
	2022		2021
	Revenue	Cost of sales	Revenue	Cost of sales
Consolidated statement of operations	$333,371	$(328,650)	$103,494	$(102,546)

Soybeans	—	(8,935)	—	(108)
Soybean oil	(4,046)	—	856	—
Soybean meal	746	—	—	—
Total (loss) gain recognized in income	$(3,300)	$(8,935)	$856	$(108)
The Company’s soybean positions are designed to hedge risk related to inventory purchases, therefore the gains and losses on soybean instruments are recorded in cost of sales in the accompanying condensed consolidated statements of operations. The Company’s soybean oil and soybean meal positions are designed to hedge risk related to sales transactions therefore the gains and losses on soybean oil and soybean meal instruments are recorded in revenue in the accompanying condensed consolidated statements of operations.
The Company classifies the cash effects of its derivatives within the “Cash Flows From Operating Activities” section of the condensed consolidated statements of cash flows.
7. Inventories
Inventories consist of the following:

	September 30, 2022	December 31, 2021
Raw materials and supplies	$16,455	$20,578
Work-in-process	10,188	11,580
Finished goods	15,932	16,566
Total inventories	$42,575	$48,724
Work-in-process inventory consists of seed provided to contracted seed producers and growers with which we hold a purchase option for, or are required to purchase, the future harvested seeds or grain as well as crops under production, which represents the direct costs of land preparation, seed, planting, growing, and maintenance.
8. Property and Equipment
Components of property and equipment are as follows:

	September 30, 2022	December 31, 2021
Land	$7,707	$8,026
Furniture and fixtures	3,664	3,116
Machinery, field, and laboratory equipment	82,337	81,119
Computer equipment	2,723	2,545
Vehicles	3,390	2,660
Buildings and building improvements	27,047	26,911
Construction in progress	24,025	18,158
	150,893	142,535
Less accumulated depreciation	(24,682)	(15,650)
Property and equipment, net	$126,211	$126,885

Benson Hill, Inc.
Notes to the Condensed Consolidated Financial Statements (continued)
(Unaudited)
(Dollar and Share Amounts in Thousands)
Depreciation expense was $2,876 and $2,839 for the three months ended September 30, 2022 and 2021, respectively. Depreciation expense was $9,519 and $3,564 for the nine months ended September 30, 2022 and 2021, respectively. The Company capitalized $454 and $516 of interest costs during the three months ended September 30, 2022 and 2021, respectively. The Company capitalized $1,236 and $771 of interest costs during the nine months ended September 30, 2022 and 2021, respectively.

The Company conducted a review of its assets as of September 30, 2022 and determined that the carrying value of its assets are recoverable and no impairment charge was necessary. However, the Company is currently exploring strategic options for its Fresh operating segment which may result in the Company being unable to recover all or a portion of the carrying value of the segment’s assets. Fresh segment assets at risk of impairment as of September 30, 2022 had an aggregate carrying value of $42,430. If the Company is able to enter into a transaction or transactions to divest the Fresh segment, the Company would expect to take a non-cash write-off of up to approximately 50% of the book value of the business, depending on a number of factors including the structure, timing, and scope of the disposed business included in any such transaction or transactions.

9. Debt

	September 30, 2022	December 31, 2021
DDB Term loan, due April 2024	$7,678	$8,531
DDB Equipment loan, due July 2024	1,400	1,925
Convertible Notes Payable, due July 2025	103,776	80,000
Creston Note Payable, due August 2022	—	5,000
Equipment Financing, due March 2025	3,553	—
Notes payable, varying maturities through June 2026	687	313
DDB Revolver	—	47
Less: unamortized debt discount and debt issuance costs	(7,414)	(11,665)
	109,680	84,151
Less: DDB Revolver	—	(47)
Less: current maturities of long-term debt	(3,173)	(6,934)
Long-term debt	$106,507	$77,170
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
The interest rate on the DDB Term Loan and DDB Equipment Loan is equal to U.S. prime rate plus 0.75%, or 5.50% at September 30, 2022. The interest rate on the DDB Revolver is equal to U.S. prime rate plus 0.25%, or 5.00% at September 30, 2022.
Under the Credit Agreement, DDB and the Company must comply with certain financial covenants based on DDB’s operations, including a minimum working capital covenant, a minimum net worth covenant, a funded debt-to-EBITDA ratio covenant, and a fixed charge coverage ratio covenant.

Benson Hill, Inc.
Notes to the Condensed Consolidated Financial Statements (continued)
(Unaudited)
(Dollar and Share Amounts in Thousands)
Benson Hill, as guarantor, must also comply with a minimum cash covenant. The DDB Credit Agreement also contains various restrictions on our activities, including restrictions on indebtedness, liens, investments, distributions, acquisitions and dispositions, control changes, transactions with affiliates, establishment of bank and brokerage accounts, sale-leaseback transactions, margin stocks, hazardous substances, hedging, and management agreements. During the first quarter of 2021, we were in violation of certain financial covenants under the Credit Agreement, which were subsequently waived by the lender.
In the first quarter of 2021, the DDB Credit Agreement was amended to clarify the definitions of net worth and EBITDA as used in the calculations of certain financial covenants.
In the second quarter of 2021, the Credit Agreement was further amended to adjust the non-financial covenants. In the fourth quarter of 2021, the Revolver maturity date was extended to November 2022. While the Company is currently in compliance with the amended covenants, there is a risk that the Company will not maintain compliance with the covenants. See Note 1 - Description of Business for further detail.
Convertible Notes Payable
In December 2021, the Company entered into a financing agreement with an investment firm (the “Convertible Loan and Security Agreement”), which included a commitment by the lender to make term loans available to the Company in an amount of up to $100,000 with $80,000 available immediately. Under the original Convertible Loan and Security Agreement, upon the Company’s achievement of certain milestones, a second tranche of $20,000 is available on June 30, 2022 and the Company can extend the interest-only period from 12 to 24 months and the maturity date by 6 months effective September 30, 2022.
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
Effective as of September 30, 2022, the Company achieved the milestones required to extend the interest-only period from 12 to 24 months and extend the maturity date by 6 months. This extended the interest-free period through 2023 and the maturity date to July 2025. The Company will make interest only payments in the average amount of $1,017 for the remaining 16 interest-only periods and principal and interest payments in the average amount of $3,011 for the remaining 18 months.
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
The conversion option is subject to: (a) the closing sales price of the Company’s common stock for each of the seven consecutive trading days immediately preceding the conversion, being greater than or equal to the conversion price; (b) the shares of the Company’s common stock issued in connection with any such conversion not exceeding 20% of the total trading volume of the Company’s common stock for the 22 consecutive trading days immediately prior to and including the effective date of the conversion; and (c) all lenders’ pro forma shares of the Company’s common stock resulting from the conversion

Benson Hill, Inc.
Notes to the Condensed Consolidated Financial Statements (continued)
(Unaudited)
(Dollar and Share Amounts in Thousands)
option, when added to all lenders’ pro forma shares of the Company’s common stock resulting from the exercise of the warrants (see Note 10 - Warrant Liabilities), not exceeding 2.5% of the number of shares of the Company’s common stock outstanding at the time of the conversion.
As of the date of this report, the lender has not yet exercised their conversion option for any portion of the outstanding principal. The fair value of the conversion option, estimated at $8,783 at issuance, was recorded as a debt discount, which is amortized over the life of the term notes using the effective interest method and recorded as interest expense.
Under the terms of the Convertible Loan and Security Agreement, we must comply with certain affirmative, negative, and financial covenants. These covenants are primarily restrictions on our activities, including restrictions on indebtedness, liens, dividends, and significant business changes. The Company is required to maintain, at all times, a minimum liquidity equal to or greater than six months. We were in compliance with these covenants in 2021 and year-to-date 2022.
Creston Note Payable
In connection with the acquisition of ZFS Creston in December 2021, the Company entered into a note payable with Zeeland Farm Services, Inc., a Michigan corporation, in the amount of $5,000 (the “Creston Note Payable”). The Creston Note Payable was payable in monthly installments equal to the greater of the reduction in the inventory value at ZFS Creston in the preceding month or $833 plus interest at 3% per annum from March 2022 to August 2022. The amount was paid in full as of August 2022.
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
10. Warrant Liabilities

Notes Payable Warrants
In February 2020, in connection with the issuance of notes payable with an original principal amount of $20,000, along with a commitment to extend an additional $15,000 upon the achievement of certain financial conditions, the Company issued 1,077 warrants to purchase Series C-1 preferred shares or any subsequent preferred share round of Benson Hill Preferred Stock. The preferred stock warrant remained outstanding at the close of the Merger and, therefore, converted into a New Benson Hill Warrant without any action on the part of the Company or the warrant holder. Each warrant was converted based on the Exchange Ratio of 1.0754 (the “Exchange Ratio”) resulting in 1,158 warrants to purchase New Benson Hill Common Stock outstanding at September 30, 2022 at an adjusted stock purchase price of $3.43. The fair value of the warrants attributable to the funds loaned to the Company, estimated at $3,332 at issuance, were recorded as a debt discount, which was amortized over the life of the term notes using the effective interest method and recorded as interest expense. The fair value of the warrants attributable to the commitment to fund the second tranche, estimated at $1,248 at issuance, were recorded as a current asset and amortized through the date of commitment expiration (December 2020) using the straight-line method and recorded as interest expense.
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
Immediately prior to the closing of the Merger with STPC on September 29, 2021, which qualified as a Liquidity Event, the warrant was automatically exchanged for 325 shares of Legacy Benson Hill Common Stock at no cost to the holder and a stock purchase warrant for 225 shares of the Company’s common stock was issued to the holder at an exercise price of $10.00. The Legacy Benson Hill Common Stock issued was converted at the Exchange Ratio resulting in 350 shares of New Benson Hill Common Stock and the stock purchase warrant was converted at the Exchange Ratio resulting in 242 warrants to purchase New Benson Hill Common Stock at an adjusted stock purchase price of $9.30. The stock purchase warrant was determined to be equity classified in accordance with U.S. GAAP and was outstanding at September 30, 2022.
In September 2021 the Company repaid all amounts outstanding on the notes payable associated with these warrants. In conjunction with this repayment, the Company expensed the remaining unamortized debt discounts, commitment assets and debt issuance costs associated with these warrants.
Convertible Notes Payable Warrants
In December 2021 and in connection with the issuance of Convertible Notes Payable with an original principal amount of $80,000 along with a commitment to extend an additional $20,000 upon the achievement of certain milestones (see Note 9 — Debt), the Company issued warrants exercisable or exchangeable for up to such aggregate number of shares of the Company’s common stock determined by dividing $3,000 by the exercise price of $2.47. The warrants remained outstanding as of September 30, 2022.
The fair value of the warrants attributable to the funds loaned to the Company, estimated at $1,690 at issuance, was recorded as a debt discount, which is amortized over the life of the convertible term notes using the effective interest method and recorded as interest expense. The fair value of the warrants attributable to the commitment to fund the second tranche, estimated at $423 at issuance, was recorded as a current asset and will be amortized through the date of commitment expiration using the straight-line method and recorded as interest expense.
The warrants are exercisable at the warrant holder’s discretion at any time before the expiration date of December 2026. Upon a change in control, the warrants would be automatically exchanged for shares of the Company’s common stock at no cost to the holder.
PIPE Investment Warrants
In March 2022, the Company entered into definitive subscription agreements with certain investors providing for the private placement of an aggregate of 26,150 units at a price of $3.25 per unit (“PIPE Investment”), for an aggregate purchase price of $85,000. Each unit consists of (i) one share of the Company’s common stock, par value $0.0001 per share, and (ii) a warrant to purchase one-third of one share of common stock for a total of 8,716 warrants. In connection with the private placement, the Company incurred transactions costs of $4,161, $705 of which was allocated to the warrants and expensed. As of September 30, 2022, $362 of the transaction costs were unpaid. The 8,716 warrants remained outstanding as of September 30, 2022.
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

Public and Private Placement Warrants

Benson Hill, Inc.
Notes to the Condensed Consolidated Financial Statements (continued)
(Unaudited)
(Dollar and Share Amounts in Thousands)
On January 8, 2021, Star Peak Corp II consummated its IPO of 40,250 units. Each unit consists of one share of Class A common stock and one-fourth of one Public Warrant, for a total of 10,063 Public Warrants. Simultaneously with the closing of STPC’s IPO, STPC consummated the private placement of 6,553 Private Placement Warrants. Upon the completion of the Merger, the Company assumed each of these warrants, which remain outstanding in whole at September 30, 2022.
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
11. Income Taxes
The Company’s effective tax rate was 0% for the three and nine month periods ended September 30, 2022, and 2021, respectively. The 2022 and 2021 effective tax rates differed from the statutory rate of 21% primarily due to the fact that the Company recorded no income tax benefit on the Company’s pretax losses as the Company recorded a full valuation allowance globally. The tax expense recorded relates to minor foreign deferred tax liabilities and the impacts of tax amortization of indefinite-lived intangibles.
On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into law. This legislation introduces a 15% corporate alternative minimum tax and a 1% excise tax on stock buybacks among its key tax provisions.  The IRA is effective

Benson Hill, Inc.
Notes to the Condensed Consolidated Financial Statements (continued)
(Unaudited)
(Dollar and Share Amounts in Thousands)
for years beginning after December 31, 2022. The Company does not anticipate material impact in the current year and will continue to evaluate the impact this will have on future periods.

12. Comprehensive Income
The Company’s other comprehensive income (loss) (“OCI”) consists of foreign currency translation adjustments from its Brazil subsidiary, which does not use the U.S. dollar as its functional currency, and unrealized gains and losses on marketable debt securities classified as available for sale.
The following table shows changes in accumulated other comprehensive income (“AOCI”) by component for the three and nine months ended September 30, 2022 and 2021:

	Cumulative Foreign Currency Translation	Unrealized Gains/(Losses) on Marketable Securities	Total
Balance at June 30, 2022	$(421)	$(6,657)	$(7,078)
Other comprehensive income (loss) before reclassifications	(1)	(1,759)	(1,760)
Amounts reclassified from AOCI	—	(97)	(97)
Other comprehensive income	(1)	(1,856)	(1,857)
Balance at September 30, 2022	$(422)	$(8,513)	$(8,935)

Balance at December 31, 2021	$(376)	$(727)	$(1,103)
Other comprehensive income before reclassifications	(46)	(9,918)	(9,964)
Amounts reclassified from AOCI	—	2,132	2,132
Other comprehensive income (loss)	(46)	(7,786)	(7,832)
Balance at September 30, 2022	$(422)	$(8,513)	$(8,935)

Balance at June 30, 2021	$(381)	$(21)	$(402)
Other comprehensive loss before reclassifications	31	(121)	(90)
Amounts reclassified from AOCI	—	144	144
Other comprehensive loss	31	23	54
Balance at September 30, 2021	$(350)	$2	$(348)

Balance at December 31, 2020	$(380)	$55	$(325)
Other comprehensive loss before reclassifications	30	150	180
Amounts reclassified from AOCI	—	(203)	(203)
Other comprehensive loss	30	(53)	(23)
Balance at September 30, 2021	$(350)	$2	$(348)
Amounts reclassified from AOCI were reported within “Other (income) expense, net” on the condensed consolidated statement of operations. The Company’s accounting policy is to release the income tax effects (if applicable) from AOCI when the individual units of account are sold.
13. Loss Per Common Share
The Company computes basic net loss per share using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted average number of common shares and the effect of potentially dilutive securities outstanding during the period. Potentially dilutive securities may consist of stock warrants, stock options and restricted stock units. The dilutive effect of outstanding stock warrants, stock options and restricted stock units are reflected in diluted earnings per share by application of the treasury stock method. The weighted average share impact of stock

Benson Hill, Inc.
Notes to the Condensed Consolidated Financial Statements (continued)
(Unaudited)
(Dollar and Share Amounts in Thousands)
warrants, stock options, and restricted stock units that were excluded from the calculation of diluted shares outstanding due to the Company incurring a net loss for the three and nine month periods ending September 30, 2022 and 2021 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Anti-dilutive common share equivalents:	2022	2021	2022	2021
Warrants	—	709	25	442
Stock options	3,804	8,803	4,112	7,013
Restricted stock units	5,116	2	4,444	1
Total anti-dilutive common share equivalents	8,920	9,514	8,581	7,456
The following table provides the basis for basic and diluted EPS by outlining the numerators and denominators of the computations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(30,169)	$(34,274)	$(74,299)	$(84,040)
Denominator:
Weighted average common shares outstanding, basic and diluted	186,097	118,709	177,539	117,714
Net loss per common share, basic and diluted	$(0.16)	$(0.29)	$(0.42)	$(0.71)
14. Commitments and Contingencies
Litigation
The Company accrues for costs related to contingencies when a loss is probable, and the amount is reasonably determinable. Disclosure of contingencies is included in the consolidated financial statements when it is at least reasonably possible that a material loss or an additional material loss in excess of amounts already accrued may be incurred.
For all litigation matters, the Company accrued $0 as of September 30, 2022 and December 31, 2021.
Other Commitments
At September 30, 2022, the Company has committed to purchase from seed producers and growers 4,318 bushels at dates throughout 2022 and 2023 at fixed prices aggregating to $64,841 based on commodity futures or market prices, other payments to growers, and estimated yields per acre, all of which are due within one year. In addition to the obligations for which the price is fixed or determinable, the Company has committed to purchase from seed producers and growers 4,002 bushels throughout 2022 and 2023 for which the pricing is currently variable. These amounts are not recorded in the condensed consolidated financial statements because the Company has not taken delivery of the grain or seed as of September 30, 2022 and due to the fact that the grain or seed are subject to specified quality standards prior to delivery.
15. Segment Information
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
The Company had no intersegment revenue. Operating segment results for the three and nine month periods ended September 30, 2022 and 2021 are presented below.

Revenue	Ingredients	Fresh	Unallocated and other	Total
Three Months Ended September 30, 2022
Domestic	$115,483	$7,883	$20	$123,386
International	6,793	—	—	6,793
Total	$122,276	$7,883	$20	$130,179

Revenue	Ingredients	Fresh	Unallocated and other	Total
Three Months Ended September 30, 2021
Domestic	$23,129	$8,812	$59	$32,000
International	—	—	—	—
Total	$23,129	$8,812	$59	$32,000

Revenue	Ingredients	Fresh	Unallocated and other	Total
Three Months Ended September 30, 2022
Point in time	$120,295	$7,883	$—	$128,178
Over time	1,981	—	20	2,001
Total	$122,276	$7,883	$20	$130,179

Revenue	Ingredients	Fresh	Unallocated and other	Total
Three Months Ended September 30, 2021
Point in time	$23,129	$8,812	$—	$31,941
Over time	—	—	59	59
Total	$23,129	$8,812	$59	$32,000

Benson Hill, Inc.
Notes to the Condensed Consolidated Financial Statements (continued)
(Unaudited)
(Dollar and Share Amounts in Thousands)

Revenue	Ingredients	Fresh	Unallocated and other	Total
Nine Months Ended September 30, 2022
Domestic	$271,048	$51,318	$159	$322,525
International	10,846	—	—	10,846
Total	$281,894	$51,318	$159	$333,371

Revenue	Ingredients	Fresh	Unallocated and other	Total
Nine Months Ended September 2021
Domestic	$60,048	$43,282	$164	$103,494
International	—	—	—	—
Total	$60,048	$43,282	$164	$103,494

Revenue	Ingredients	Fresh	Unallocated and other	Total
Nine Months ended September 30, 2022
Point in time	$279,913	$51,318	$—	$331,231
Over time	1,981	—	159	2,140
Total	$281,894	$51,318	$159	$333,371

Revenue	Ingredients	Fresh	Unallocated and other	Total
Nine Months Ended September 30, 2021
Point in time	$60,048	$43,282	$—	$103,330
Over time		—	164	164
Total	$60,048	$43,282	$164	$103,494

Benson Hill, Inc.
Notes to the Condensed Consolidated Financial Statements (continued)
(Unaudited)
(Dollar and Share Amounts in Thousands)

	Revenue	Adjusted EBITDA
Three Months Ended September 30, 2022
Ingredients	$122,276	$(280)
Fresh	7,883	(2,938)
Unallocated and other	20	(14,252)
Total segment results	$130,179	$(17,470)
Adjustments to reconcile consolidated net loss to Adjusted EBITDA (for the three months ended September 30, 2022):

Consolidated net loss	$(30,169)
Interest expense, net	6,278
Income tax expense (benefit)	13
Depreciation and amortization	5,523
Stock-based compensation	4,412
Other expense (income), net	(195)
Change in fair value of warrants and conversion options	(4,035)
Other nonrecurring costs, including acquisition, transaction and integration costs	403
Non-recurring SOX readiness costs	60
Severance expense	240
Total Adjusted EBITDA	$(17,470)

	Revenue	Adjusted EBITDA
Three Months Ended September 30, 2021
Ingredients	$23,129	$(5,292)
Fresh	8,812	(2,402)
Unallocated and other	59	(12,450)
Total segment results	$32,000	$(20,144)
Adjustments to reconcile consolidated net loss to Adjusted EBITDA (for the three months ended September 30, 2021):

Consolidated net loss	$(34,274)
Interest expense, net	1,498
Income tax (benefit) expense	218
Depreciation and amortization	3,030
Stock-based compensation	1,413
Other (income) expense, net	(2,065)
Change in fair value of warrants and conversion options	(15,244)
Other nonrecurring costs, including acquisition costs	741
Merger transaction costs	11,693
Loss on extinguishment of debt	11,742
Non-recurring public company readiness costs	1,104
Total Adjusted EBITDA	$(20,144)

Benson Hill, Inc.
Notes to the Condensed Consolidated Financial Statements (continued)
(Unaudited)
(Dollar and Share Amounts in Thousands)

	Revenue	Adjusted EBITDA
Nine Months Ended September 30, 2022
Ingredients	$281,894	$(16,319)
Fresh	51,318	(1,014)
Unallocated and other	159	(43,495)
Total segment results	$333,371	$(60,828)
Adjustments to reconcile consolidated net loss to Adjusted EBITDA (for the nine months ended September 30, 2022):

Consolidated net loss	$(74,299)
Interest expense, net	16,190
Income tax expense (benefit)	30
Depreciation and amortization	16,504
Stock-based compensation	15,771
Other expense (income), net	2,060
Change in fair value of warrants and conversion options	(41,676)
Other nonrecurring costs, including acquisition, transaction, and integration costs	516
Non-recurring SOX readiness costs	342
Severance expense	529
Fresh segment crop failure costs	1,567
PIPE Investment transaction costs	705
Fresh segment restructuring expenses	933
Total Adjusted EBITDA	$(60,828)

Benson Hill, Inc.
Notes to the Condensed Consolidated Financial Statements (continued)
(Unaudited)
(Dollar and Share Amounts in Thousands)

	Revenue	Adjusted EBITDA
Nine Months Ended September 30, 2021
Ingredients	$60,048	$(18,489)
Fresh	43,282	(2,574)
Unallocated and other	164	(29,702)
Total segment results	$103,494	$(50,765)
Adjustments to reconcile consolidated net loss to Adjusted EBITDA (for the nine months ended September 30, 2021):

Consolidated net loss	$(84,040)
Income tax expense (benefit)	$218
Depreciation and amortization	8,460
Stock-based compensation	2,769
Other (income) expense, net	(2,453)
Change in fair value of warrants and conversion options	(12,525)
Interest expense, net	4,033
Other nonrecurring items, including acquisition costs	1,268
South America seed production costs	2,805
Merger transaction costs	11,693
Loss on extinguishment of debt	11,742
Non-recurring public company readiness costs	5,265
Total Adjusted EBITDA	$(50,765)
As the CODM does not evaluate the operating segments nor make decisions regarding the operating segments based on total assets, we have excluded this disclosure.
16. Subsequent Events
We consider events or transactions that occur after the balance sheet date but prior to the date the financial statements are available to be issued for potential recognition or disclosure in the financial statements. The Company has completed an evaluation of all subsequent events after the balance sheet date of September 30, 2022 through the date the accompanying financial statements were available to be issued, to ensure that these financial statements include appropriate disclosure of events both recognized in the financial statements as of September 30, 2022, and events that occurred subsequently but were not recognized in the financial statements.
In November 2022, the Company entered into a second amendment to the Convertible Loan and Security Agreement, which, among other things, changed the definition of Outstanding Shares based on the updated definition of Market Cap Threshold I. This update served to affirm that the Company successfully met the market capitalization threshold for the 30 trading days ended September 22, 2022. Additionally, the required minimum liquidity covenant requirement was reduced from six months to four months. The amendment also increased the designated interest rate by 25 basis points.
Subsequent to September 30, 2022, the Company filed a shelf registration statement on Form S-3 (the “Shelf Registration Statement”) with the SEC that included an “at-the-market” facility for the offer and sale of the Company’s Common Stock with an aggregate offering price of up to $100,000, which Shelf Registration Statement remains subject to a determination of effectiveness by the SEC as of the date of this report.

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
•realize the anticipated benefits of our at-the-market facility for the offer and sale of our Common Stock;
•successfully execute on our strategy for the potential divestiture of our Fresh segment;
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
•respond to fluctuations in commodity prices and foreign currency exchange rates and political unrest and regulatory changes in international markets from various events, such as the conflict in Ukraine;
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
•successfully defend litigation; and
•successfully deploy the proceeds from the PIPE Investment (as defined below) and the Merger.
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
Our business is comprised of two reportable segments: our Ingredients segment and our Fresh segment. Our Ingredients segment is currently focused on the production and commercialization of our proprietary soy-based ingredients. In addition, the segment produces and sells non-proprietary soy-based products and non-proprietary yellow pea ingredient products. Our proprietary products include soy-based vegetable oils, animal feed ingredients, aquaculture ingredients, and food ingredients derived from our ultra-high protein soybeans, which have the potential to reduce or eliminate costly water- and energy-intensive processing steps associated with producing products for the food and feed markets, alleviating supply constraints to help bring plant-based proteins and other sustainable ingredient products to scale. Our Fresh segment, which primarily includes our wholly-owned subsidiary, J&J Produce, Inc., is focused on growing, packing, and selling fresh produce products to major retail and food service customers. The Company is currently exploring strategic options for its Fresh operating segment.
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
Fresh Segment
The Company is currently exploring strategic options for its Fresh operating segment which may result in the Company being unable to recover all or a portion of the carrying value of the segment’s assets. Fresh segment assets at risk of impairment as of September 30, 2022 had an aggregate carrying value of $42,430. If the Company is able to enter into a transaction or transactions to divest the Fresh segment, the Company would expect to take a non-cash write-off of up to approximately 50% of the book value of the business, depending on a number of factors including the structure, timing, and scope of the disposed business included in any such transaction or transactions.

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
Convertible Notes Payable
Pursuant to the Convertible Loan and Security Agreement, the Company and its directly or indirectly wholly-owned subsidiaries have borrowed an aggregate principal sum of $100.0 million. The additional proceeds from the Convertible Loan and Security Agreement provided the Company additional liquidity to fund the business (see Note 9 - Debt in the notes to the condensed consolidated financial statements for further discussion).
Collaboration Agreement
On August 5, 2022, the Company entered into an exclusive collaboration and marketing rights agreement (the “Collaboration Agreement”) with Archer-Daniels-Midland Company (“ADM”) to collaborate on an exclusive basis in the commercialization of certain high-protein soy ingredients for the human food and nutrition market in North America based on certain of the Company’s proprietary commercial soybean seed genetics (“Proprietary Soy Genetics”). Pursuant to the terms of the Collaboration Agreement, the Company will, among other things, collaborate with ADM to engage soybean growers in certain parts of the United States to source production and supply of grain grown from Proprietary Soy Genetics (“Proprietary Soy Grain”) for processing by ADM into soy protein ingredients. The Company will receive an upfront cash payment, annual technology access fees, and value sharing payments on all soy protein ingredients sold by ADM that are processed from the Proprietary Soy Grain supplied by the Company, and the Company is also eligible to receive milestone payments upon achievement of certain objectives. Unless earlier terminated, the Collaboration Agreement will remain in effect until December 31, 2027, or until December 31, 2030 if extended pursuant to its terms. See the Company’s Current Report on Form 8-K filed with the SEC on August 8, 2022 for additional information.
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
As a consequence of the Merger, we became the successor to a company registered with the SEC and listed on the NYSE. Accordingly, we were and are required to hire additional personnel and implement procedures and processes to address public company regulatory requirements and customary practices. We have and will continue to incur significant expenses as a public company in order to pay for, among other things: directors’ and officers’ liability insurance; director fees; internal and external accounting fees, including audit fees and costs associated with readiness to comply with provisions of the Sarbanes-Oxley Act; and legal and administrative resources, including increased external legal fees. We are classified as an “emerging growth company,” as defined in Section 2(a) of the Securities Act as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As such, we are eligible for and intend to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies for as long as we continue to be an emerging growth company.
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

Results of Operations
Comparison of the Three Months Ended September 30, 2022 and 2021
The following table shows the amounts from our condensed consolidated statements of operations for the periods presented:

	Three Months Ended September 30,
(in thousands)	2022	2021
Total revenue	130,179	32,000
Cost of sales	125,812	31,591
Gross profit (loss)	4,367	409
Operating expenses:
Research and development	11,433	10,458
Selling, general and administrative expenses	21,042	28,076
Total operating expenses	32,475	38,534
Loss from operations	(28,108)	(38,125)
Other (income) expense:
Interest expense, net	6,278	1,498
Change in fair value of warrants and conversion option	(4,035)	(15,244)
Loss on extinguishment of debt	—	11,742
Other expense (income), net	(195)	(2,065)
Total other (income) expense, net	2,048	(4,069)
Net loss before income tax	(30,156)	(34,056)
Income tax expense	13	218
Net loss	$(30,169)	$(33,838)
Revenue
Revenue for the three months ended September 30, 2022 was $130.2 million, an increase of $98.2 million or 307%, as compared to the same period in 2021. Included within revenue are the results of exchange-traded futures used to manage the risk of fluctuating CBOT prices related to forecasted ingredient sales entered into in the normal course of business. These economic hedges resulted in gains of $3.4 million for the three months ended September 30, 2022. For the three months ended September 30, 2021, revenue included gains of $0.3 million associated with hedging activities. After accounting for all hedging activity, the year-over-year increase in revenue was primarily driven by higher sales volumes and prices of our proprietary and non-proprietary soybean ingredient products. Higher sales volumes were the result of the acquisition of our Seymour, Indiana and Creston, Iowa facilities in the third and fourth quarters of 2021, respectively, which secured ingredient manufacturing capabilities for both our proprietary and non-proprietary offerings and grew our customer base.
Gross Profit (Loss)
For the three months ended September 30, 2022, we reported gross profit of $4.4 million, as compared to a gross loss of $0.4 million for the same period in 2021. Included within gross profit in 2022 are $0.5 million in losses associated with hedging activities. For the three months ended September 30, 2022, our Ingredients segment reported a gross profit of $5.9 million as compared to a gross profit of $0.8 million for the same period in 2021. The increase in profitability was driven by the enablement of the closed-loop business model, which drove proprietary and non-proprietary soy and yellow pea revenue and achievement of higher through-put capacities at the two soy facilities acquired in the prior year, as well as a profit contribution from our partnership and licensing agreement. For the three months ended September 30, 2022, our Fresh segment reported a gross loss of $1.6 million as compared to a gross loss of $0.5 million for the same period in 2021. The decrease in profitability was driven by lower volumes and higher input costs, as well as weather-related challenges to meeting customer obligations.
Research and Development Expenses
Research and development expenses for the three months ended September 30, 2022 of $11.4 million increased $1.0 million as compared to the same period in 2021. The increase was primarily driven by higher payroll and related expenses, including non-cash stock-based compensation expense, from increases in staffing, as well as technology costs and facilities expenses. Higher facility costs are primarily related to the costs associated with our Crop Accelerator facility, which opened during the fourth quarter of 2021.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended September 30, 2022 of $21.0 million decreased $7.0 million as compared to the same period in 2021. The decrease was primarily driven by one-time public company expenses of $11.7 million incurred in 2021 which were not incurred in 2022, partially offset by increased staffing and related expenses, including non-cash stock-based compensation expense and increased insurance costs as a result of expanded operations and operating as a public company. The increase in staff and related expenses was primarily driven by the increase in personnel necessary to support the scale of our business operations and the requirements associated with being a public company.
Total Other (Income) Expense, Net
Total other (income) expense, net for the three months ended September 30, 2022 of $2.0 million decreased $6.1 million as compared to the same period in 2021. The decrease in other income was primarily driven by an increase in interest expense, including the amortization of debt discounts and commitment assets, of $4.8 million due to an increase in outstanding debt as well as an increase in financing lease obligations as a result of the commencement of the Crop Accelerator facility lease in the fourth quarter of 2021. Additionally, other income decreased by $11.2 million from the change in fair value of the Company’s warrant and conversion option liabilities, which was primarily driven by the decrease in the Company’s share price in the current period. This was largely offset by $11.7 million of extinguishment of debt in 2021, which was not incurred in 2022. The decrease was also driven by income from the Company’s qualifications for $2.2 million of COVID-19 Employee Retention Credits received in 2021 not received in 2022.
Income Tax (Benefit) Expense
No net income tax benefit for net operating losses incurred in the U.S. has been recorded due to uncertainty in realizing a benefit from these items. The tax expense recorded for the three months ended September 30, 2022 relates to minor foreign deferred tax liabilities and the impacts of tax amortization of indefinite-lived intangibles.
Comparison of the Nine Months Ended September 30, 2022 and 2021
The following table shows the amounts from our consolidated statements of operations for the periods presented:

	Nine Months Ended September 30,
(in thousands)	2022	2021
Revenue	333,371	103,494
Cost of sales	328,650	102,546
Gross profit	4,721	948
Operating expenses:
Research and development	35,756	26,403
Selling, general and administrative expenses	66,660	57,570
Total operating expenses	102,416	83,973
Loss from operations	(97,695)	(83,025)
Other (income) expense:
Interest expense, net	16,190	4,033
Change in fair value of warrants and conversion option	(41,676)	(12,525)
Loss on extinguishment of debt	—	11,742
Other expense (income), net	2,060	(2,453)
Total other (income) expense, net	(23,426)	797
Net loss before income tax	(74,269)	(83,822)
Income tax (benefit) expense	30	218
Net loss	$(74,299)	$(83,604)

Revenue
Revenue for the nine months ended September 30, 2022 was $333.4 million, an increase of $229.9 million or 222% as compared to the same period in 2021. Included within revenue are the results of exchange-traded futures used to manage the risk of fluctuating CBOT prices related to forecasted ingredient sales entered into in the normal course of business. These economic hedges resulted in losses of $3.3 million for the nine months ended September 30, 2022. For the nine months ended September 30, 2021, revenue include gains of $0.9 million associated with hedging activities. After accounting for all hedging activity, the year-over-year increase in revenue was primarily driven by higher sales volumes of our proprietary and non-proprietary soybean ingredient products. A primary driver of higher sales volumes was the acquisition of our Seymour, Indiana and Creston, Iowa facilities in the third and fourth quarters of 2021, respectively, which secured ingredient manufacturing capabilities for both our proprietary and non-proprietary offerings and grew our customer base. The increase was also driven by higher average selling prices and volumes of fresh produce. Higher prices were driven by market conditions, while higher volumes were primarily the result of expanded farming operations at our Vero Beach, Florida facility.
Gross Profit
For the nine months ended September 30, 2022, we reported a gross profit of $4.7 million, an increase of $3.8 million as compared to the same period in 2021. Included within gross profit in 2022 are $12.2 million in losses associated with hedging activities, of which $1.6 million are tied to future period transactions and operations, which we expect to be economically offset in future periods upon physical delivery. For the nine months ended September 30, 2022, our Ingredients segment reported a gross profit of $0.6 million as compared to less than $0.1 million of gross loss for the same period in 2021. The increase in profitability was driven by the enablement of the closed-loop business model, which drove proprietary and non-proprietary soy and yellow pea revenue and achievement of higher through-put capacities at the two soy facilities acquired in the prior year, as well as a profit contribution from our partnership and licensing agreement. The increase in gross profit from volume and pricing was offset by pressures in the supply chain, as well as losses associated with hedging activities. After accounting for all hedging activity, gross profit increased year-over-year. For the nine months ended September 30, 2022, our Fresh segment reported a gross profit of $2.0 million as compared to $3.6 million for the same period in 2021. The decrease in gross profit in the Fresh segment was driven by a loss of $1.6 million in the current year as a result of significant crop failure on our farmed peppers due to a weevil infestation. Excluding the impact of the crop failure, gross profit was flat with the prior year.
Research and Development Expenses
Research and development expenses for the nine months ended September 30, 2022 of $35.8 million increased $9.4 million as compared to the same period in 2021. The increase was primarily driven by higher payroll and related expenses, including non-cash stock-based compensation expense, increases in staffing, as well as higher technology costs and facilities expenses. Higher facility costs are primarily related to the costs associated with our Crop Accelerator facility, which opened during the fourth quarter of 2021.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the nine months ended September 30, 2022 of $66.7 million increased $9.1 million as compared to the same period in 2021. The increase was primarily driven by increased staffing and related expenses, including non-cash stock-based compensation expense, increased insurance costs as a result of expanded operations and operating as a public company, and PIPE Investment transaction costs of $0.7 million. The increase in staff and related expenses resulted from the increase in personnel necessary to support the scale of our business operations and the requirements associated with being a public company.
Total Other (Income) Expense, Net
Total other income, net for the nine months ended September 30, 2022 of $23.4 million increased $24.2 million as compared to the same period in 2021. The increase in other income was primarily driven by income of $41.7 million resulting from the change in fair value of the Company’s warrant and conversion option liabilities, primarily driven by the decrease in the Company’s share price in the current period, as compared to expense of $12.5 million in the same period in 2021. The increase in other income was partially offset by an increase in interest expense, including the amortization of debt discounts and commitment assets, of $12.2 million driven by an increase in outstanding debt as well as an increase in financing lease obligations as a result of the commencement of the Crop Accelerator facility lease in the fourth quarter of 2021. This was largely offset by $11.7 million of extinguishment of debt in 2021, which was not incurred in 2022. Additionally, the increase was partially offset by a decrease of $4.5 million in other income based on realized losses on our marketable securities and the Company’s qualifications for $2.2 million of COVID-19 Employee Retention Credits received in 2021 not received in 2022.

Income Tax (Benefit) Expense
No net income tax benefit for net operating losses incurred in the U.S. has been recorded due to uncertainty in realizing a benefit from these items. The tax expense recorded for the nine month period ending September 30, 2022 relates to minor foreign deferred tax liabilities and the impacts of tax amortization of indefinite-lived intangibles.
Comparison for the Three Months and Nine Months Ended September 30, 2022 and 2021
Segment Revenue
Segment revenue for the three and nine month periods ended September 30, 2022 and 2021 are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Revenue
Ingredients	$122,276	$23,129	$281,894	$60,048
Fresh	7,883	8,812	51,318	43,282
Unallocated and Other	20	59	159	164
Total Revenue	$130,179	$32,000	$333,371	$103,494
Ingredients revenue for the three and nine months ended September 30, 2022 was $122.3 million and $281.9 million, respectively, which represents an increase of $99.1 million and $221.8 million, respectively, as compared to the same periods in 2021. The increase in revenues was mostly driven by the enablement of the closed-loop business model for sales of proprietary and non-proprietary soy and yellow pea ingredient and achievement of better-than-expected through-put capacities at the Creston, Iowa and Seymour, Indiana soy facilities acquired in the prior year. The increases were also driven by higher sales prices in the current year.
Fresh revenue for the three and nine months ended September 30, 2022 was $7.9 million and $51.3 million, respectively, which represents a decrease of $0.9 million and increase of $8.0 million, respectively, as compared to the same periods in 2021. The decrease in the third quarter of 2022 was driven by lower volumes, and the year to date increase was predominantly driven by an increase in pricing during the first quarter of 2022 on farmed produce and an increase in volume from our expanded farming operations at our Vero Beach, Florida facility.
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
Because of these limitations, Adjusted EBITDA should be considered along with other operating and financial performance measures presented in accordance with GAAP. Adjusted EBITDA for the three and nine month periods ended September 30, 2022 and 2021, are presented below. A reconciliation of our consolidated net loss to Adjusted EBITDA is also presented below.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Adjusted EBITDA
Ingredients	$(280)	$(5,292)	$(16,319)	$(18,489)
Fresh	(2,938)	(2,402)	(1,014)	(2,574)
Unallocated and other	(14,252)	(12,450)	(43,495)	(29,702)
Total Adjusted EBITDA	$(17,470)	$(20,144)	$(60,828)	$(50,765)
Adjustments to reconcile consolidated net loss to Adjusted EBITDA:
Consolidated net loss	$(30,169)	$(34,274)	$(74,299)	$(84,040)
Interest expense, net	6,278	1,498	16,190	4,033
Income tax expense (benefit)	13	218	30	218
Depreciation and amortization	5,523	3,030	16,504	8,460
Stock-based compensation	4,412	1,413	15,771	2,769
Other expense (income), net	(195)	(2,065)	2,060	(2,453)
Change in fair value of warrants and conversion options	(4,035)	(15,244)	(41,674)	(12,525)
Other nonrecurring items, including acquisition, transaction, and integration costs	403	741	516	1,268
Non-recurring SOX readiness costs	60	—	342	—
PIPE Investment transaction costs	—	—	705	—
Severance expense	240	—	529	—
Fresh segment restructuring expenses	—	—	933	—
Fresh segment crop failure costs	—	—	1,567	—
Non-recurring public company readiness costs	—	1,104	—	5,265
Loss on extinguishment of debt	—	11,742	—	11,742
Merger transaction costs	—	11,693	—	11,693
South America seed production costs	—	—	—	2,805
Total Adjusted EBITDA	$(17,470)	$(20,144)	$(60,826)	$(50,765)

Ingredients Adjusted EBITDA was a loss of $0.3 million and $16.3 million for the three and nine months ended September 30, 2022, respectively, which represents an increase in segment Adjusted EBITDA of $5.0 million for the three months ended September 30, 2022 and a decrease in segment Adjusted EBITDA of $2.2 million for the nine months ended September 30, 2022, as compared to the same periods in 2021. The increase for the three months ended September 30, 2022 was driven by higher sales prices of our proprietary and non-proprietary soybean ingredient products. The decrease for the nine months ended September 30, 2022 was impacted by losses incurred on our portfolio of derivatives of $12.2 million, $1.6 million of which is attributable to economic hedges on future transactions and operations, compared to losses of $0.5 million for the nine months ended September 30, 2021. The derivative losses in the current period were the result of significant increases in commodity pricing of soybeans and soybean-related products. Excluding the impact of our derivative losses, the Adjusted EBITDA loss improved year over year. The improvement in the loss was primarily driven by higher volumes resulting from the two acquisitions in the prior year as well as an increase in market prices for both proprietary and non-proprietary soybean ingredient products.
Fresh Adjusted EBITDA was a loss of $2.9 million and $1.0 million for the three and nine months ended September 30, 2022, respectively, which represents a decrease in segment Adjusted EBITDA of $0.5 million for the three months ended September 30, 2022 and an increase in segment Adjusted EBITDA of $1.6 million for the nine months ended September 30, 2022, as compared to the same periods in 2021. The decrease for the three months ended September 30, 2022 was driven by lower volumes and higher input costs. The increase for the nine months ended September 30, 2022 was predominantly driven by an increase in pricing during Q1 2022 on farmed produce, including our expanded farming operations at our Vero Beach, Florida facility.
Unallocated and other Adjusted EBITDA was a loss of $14.3 million and $43.5 million for the three and nine months ended September 30, 2022, respectively, which represents a decrease in segment Adjusted EBITDA of $1.8 million for the three months ended September 30, 2022 and a decrease of $13.8 million for the nine months ended September 30, 2022, as compared to the same periods in 2021. These decreases were driven by increases in centralized operations costs primarily driven by increased staffing and related expenses as we expanded our legal, finance and human resources departments to prepare for and operate as a public company. The decrease for the nine months ended September 30, 2022 was also driven by an increase in research and development expenses resulting from an increase in staffing and facility expenses.
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

Since inception, our primary sources of liquidity have been equity and debt financings. On September 30, 2022, our liquidity was comprised of cash and marketable securities of $192.9 million, and access to a revolving credit facility of up to $6.0 million as capped by a defined borrowing base that could result in availability that is less than this amount. As of September 30, 2022, our commitments include term debt and notes payable outstanding of $109.7 million, lease liabilities of $82.9 million, capital expenditures associated with expansion of farming operations, including distribution, within our Fresh segment, and operating costs supporting the sale of products, research and development expenses, and selling, general and administrative expenses. For the nine months ended September 30, 2022, we incurred a net loss of $74.3 million and had negative cash flows from operating activities of $64.4 million. Effective September 30, 2022, the Company extended the interest-only period from 12 to 24 months and extended the maturity date by 6 months to July 2025 on their convertible notes payable (see Note 9 - Debt for further discussion). We believe that our cash and cash equivalents and marketable securities on hand as of September 30, 2022 are sufficient to meet the needs of operations, including working capital requirements, debt requirements and our currently planned capital expenditure requirements for a period of at least 12 months from the date of this filing. See Note 1 — Description of Business for further discussion.
Our business prospects are subject to risks, expenses, and uncertainties frequently encountered by companies in the early stages of commercial operations. As of September 30, 2022, we had multiple debt instruments (see Note 9 — Debt in the notes to the condensed consolidated financial statements), including term loans, notes payable and a revolving line of credit, certain of which require adherence to financial covenants, including maintaining minimum liquidity and maintenance of a minimum cash balance. If we breach these covenants, the holder of the debt may declare all amounts immediately due and payable. If the covenants are breached, we plan to attempt to secure a waiver of the covenants or an amendment that modifies the covenants, but there are no assurances that we will be able to comply with our future covenants without such a waiver or that we would be successful in obtaining a waiver or an amendment during 2022 or 2023.
Our attainment of profitable operations is also dependent upon future events, including obtaining adequate financing to complete and commercialize our research and development activities, obtaining adequate grower relationships, building our customer base, successfully executing our business and marketing strategy, and hiring appropriate personnel.
Our failure to generate sufficient revenue, achieve planned gross margins and operating profitability, control operating costs, maintain existing debt arrangements or secure additional funding may require us to modify, delay, or abandon some of our planned future expansion or development, or to otherwise enact operating cost reductions available to management, which could have a material adverse effect on our business, operating results, financial condition, and our ability to achieve our intended business objectives.
Subsequent to September 30, 2022, the Company filed a shelf registration statement on Form S-3 (the “Shelf Registration Statement”) with the SEC that included an “at-the-market” facility for the offer and sale of the Company’s Common Stock with an aggregate offering price of up to $100 million, which Shelf Registration Statement remains subject to a determination of effectiveness by the SEC as of the date of this report.
We expect to require additional financing over and above our current liquidity position to continue to grow our business. We may also require additional capital in the future to fund capital expenditures, acquisitions or other investments. These capital requirements could be substantial. The amount and timing of our future funding requirements will depend on many factors, including the success of the commercialization of certain of our products, our ability to continue to satisfy our financial covenants under our financing facilities, and the ability to repay or refinance such indebtedness as it becomes due. We could potentially use our available financial resources sooner than we currently expect and may need to incur additional indebtedness to meet future financing needs. Although we anticipate being able to obtain additional financing through non-dilutive means, we may be unable to do so. Our failure to raise capital as and when needed could have significant negative consequences for our business, financial condition and results of consolidated operations. We cannot guarantee that we will be able to meet existing financial covenants or obtain new financing on favorable terms, if at all. Our future capital requirements and the adequacy of available funds will depend on many factors, including those more fully described under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021 and in this Quarterly Report on Form 10-Q.
Summary of Cash Flows
A summary of our cash flows from operating, investing and financing activities is presented in the following table:

	Nine Months Ended September 30,
(in thousands)	2022	2021
Statement of Cash Flows Data:
Net cash used in operating activities	$(64,387)	$(73,583)
Net cash (used in) provided by investing activities	(83,481)	62,616
Net cash provided by financing activities	98,929	258,230
Effect of exchange rate changes on cash	(46)	30
Net (decrease) increase in cash and cash equivalents	(48,985)	247,293
Cash and cash equivalents, beginning of period	78,963	9,743
Cash and cash equivalents, end of period	$29,978	$257,036
Net Cash Used in Operating Activities
Net cash used in operating activities was $64.4 million for the nine months ended September 30, 2022, a decrease in cash used in operations of $9.2 million as compared to the same period in 2021. This decreased use of cash was driven by an increase in net income of $9.7 million and decrease in non-cash charges of $7.6 million. This was offset by increased working capital needs of $7.1 million. The increased working capital needs were driven by the growth of our Ingredients business, including the impact of the Company’s derivative losses, as a result of the acquisition of two soy processing plants in late 2021. The decrease in non-cash charges was primarily driven by the mark-to-market income on our warrant and conversion option liabilities as partially offset by higher depreciation and amortization expense, higher stock-based compensation expense and other non-cash charges.
Net Cash (Used in) Provided by Investing Activities
Net cash used in investing activities was $83.5 million for the nine months ended September 30, 2022, an increase in usage of $146.1 million as compared to the same period in 2021. This increase in investing activity usage was driven by net purchases of marketable securities of $70.6 million as compared to net sales of $100.1 million in the same period in 2021 as well as the working capital adjustment of $9.8 million paid in the current year on the Company’s acquisition of ZFS Creston in the fourth quarter of 2021. These increases were partially offset by a decrease in capital expenditures of $14.8 million, as the majority of the capital spend on the expansion of our farm operations and distribution in Vero Beach, Florida in our Fresh segment was incurred in 2021.

Net Cash Provided by Financing Activities
Net cash provided by financing activities was $98.9 million for the nine months ended September 30, 2022, a decrease of $159.3 million as compared to the same period in 2021. This decrease was primarily driven by a decrease in contributions from the PIPE Investment of $204.6 million from 2021 to 2022, which was offset by payments for the extinguishment of debt totaling $43.1 million not incurred in 2022.
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
There have been no substantial changes to these estimates, or the policies related to them during the three and nine months ended September 30, 2022. For a full discussion of these estimates and policies, see our Annual Report on Form 10-K for the year ended December 31, 2021.
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
Credit Risk
Credit risk with respect to accounts receivable is generally not significant due to a limited carrying balance of receivables. We routinely assess the creditworthiness of our customers. We generally have not experienced any material losses related to receivables from individual customers, or groups of customers for the three and nine months ended September 30, 2022 and 2021. We do not require collateral. Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed by management to be probable in our accounts receivable.
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined under the Exchange Act, as of September 30, 2022, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.
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
Material Weakness in Internal Control Over Financial Reporting
In connection with the preparation and audit of our consolidated financial statements, a material weakness was identified in our internal control over financial reporting relating to the years ended December 31, 2020 and 2019, which remains unremedied as of September 30, 2022. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that a reasonable possibility exists that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis.
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
Plan to Remediate Material Weakness in Internal Control Over Financial Reporting
The Company, with oversight by the Audit Committee of the Board, is devoting significant time, attention, and resources to remediating the above material weakness in our internal control over financing reporting. As of September 30, 2022, the Company had initiated the following steps intended to remediate the material weakness described above and strengthen our internal control over financial reporting:
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
Changes in Internal Control over Financial Reporting
Except as set forth above, there were no changes in our internal control over financial reporting, as identified in connection with the evaluation required by Exchange Act Rules 13a-15(d) and 15d-15(d), that occurred during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
Except as set forth below, there have been no material changes to the “Risk Factors” disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021:
The potential divestiture of our Fresh business and related assets present risks and challenges that could negatively impact our business, financial condition and results of operations.
Management’s strategic review of our Fresh segment has led to ongoing negotiations with interested parties to acquire the Fresh business and related assets in one or more transactions. We cannot assure that we will be able to complete any such divestiture on favorable or timely terms, if at all. If we are able to enter into a transaction to divest the business, we currently expect to take a non-cash write off of up to approximately 50 percent of the book value of the business, but we cannot assure the amount of any such write off, which would be dependent on a number of factors including the structure, timing, and scope of the divested business. The negotiation process and potential divestiture of our Fresh business and related assets present risks and challenges that could negatively impact our business, financial condition and results of operations, including without limitation: failing to properly identify appropriate potential buyers; inability to negotiate favorable terms; incurring the time and expense associated with identifying and evaluating potential interested parties and negotiating a potential transaction or transactions; management's attention being diverted from our business operations; encountering difficulties in the separation of operations, products, services or personnel; retaining future liabilities as a result of contractual indemnity obligations; and loss of, or damage to our relationships with, any of our key employees, clients, suppliers or other business partners. Moreover, the announcement of management’s strategic review and the potential divestiture of our Fresh business and related assets could have an adverse effect on our business, financial condition and results of operations. We cannot predict the timing or scope of any potential transaction or transactions that would result in the divestiture of our Fresh business and related assets. In addition, were such a divestiture to occur, there can be no assurance that we would realize any of the anticipated benefits of the divestiture or otherwise complete the divestiture in a manner consistent with our expectations. If this were to occur, our business, financial condition and results of operations could be materially adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit	Description
4.1
Form of 2020 Notes Payable Warrant (and Notice of Adjustment) (incorporated by reference to Exhibit 4.10 to the Company’s Registration Statement on Form S-3 (File No. 333-268284) filed on November 10, 2022.

4.2
Form of 2021 Notes Payable Warrant (and Notice of Adjustment) (incorporated by reference to Exhibit 4.11 to the Company’s Registration Statement on Form S-3 (File No. 333-268284) filed on November 10, 2022.

10.1†
Second Amendment to Loan Documents, dated November 8, 2022, by and among the Company, certain of the Company’s direct and indirect wholly-owned subsidiaries, the Agent, and the Lenders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 10, 2022).

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
___________________
†    Certain of the exhibits and schedules of this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5) and Item 601(a)(6). The registrant agrees to furnish a copy of all omitted exhibits and schedules to the Securities and Exchange Commission upon its request.
*    Filed herewith.
**    Furnished herewith.

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

November 14, 2022