Form 10-K
period 2022-12-31
Benson Hill, Inc.
filed 2023-03-16
CIK 1830210

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-K
__________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
     Yes ☒   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $552 million based on the closing sales price of $2.74 per share of the registrant’s common stock as reported by the New York Stock Exchange. For purposes of this calculation, shares of common stock beneficially owned by each executive officer, director, and beneficial owner of more than 10% of the registrant’s common stock have been excluded to reflect that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of March 14, 2023, 206,865,922 shares of the registrant’s common stock, $0.0001 par value, were issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to its 2023 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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
•realize the anticipated benefits of the divestiture of our Fresh business;
•execute our business strategy, including monetization of services provided and expansions in and into existing and new lines of business;
•meet future liquidity requirements and comply with restrictive covenants related to long-term indebtedness;
•consummate favorable strategic transactions and successfully integrate acquired businesses;
•obtain additional capital, including by accessing the debt and equity markets;
•anticipate the impact of the COVID-19 pandemic and its effect on our business and financial conditions, and manage the associated operational risks;
•anticipate the uncertainties inherent in the development of new business lines and business strategies;
•retain and hire necessary employees;
•increase brand awareness;
•attract, train and retain effective officers, key employees and directors;
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
•anticipate a further rise in interest rates that would increase the cost of capital;
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
•successfully defend litigation; and
•access, collect and use personal data about consumers.

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
Item 1. Business

Introduction

Benson Hill is a food technology company on a mission to lead the pace of innovation in food. We have a vision to build a healthier and happier world by unlocking the natural genetic diversity of plants with our leading technology platform, CropOS®. Starting with consumer demand, we leverage CropOS and advanced breeding techniques to design food that’s better from the beginning: more nutritious, more flavorful, and more accessible, while enabling efficient production and delivering novel sustainability benefits to food and feed customers. We are headquartered in St. Louis, Missouri, where the majority of our research and development activities are managed. We operate a soy crushing and food-grade white flake and soy flour manufacturing operation in Creston, Iowa, a soy crushing facility in Seymour, Indiana, and we process dry peas in North Dakota, which we sell throughout North America.

We have an integrated go-to-market approach, leveraging the existing parts of the supply chain to create efficiencies and a feedback loop between consumers, farmers, and seed developers that has been lacking across the siloed agri-food value chain. We are working to design products with the consumer in mind, contract with farmers to grow and buy back the harvest, preserve the product identity through manufacturing, and ultimately sell food and ingredients directly to food companies, retailers, and others. We believe this integration and control of the product throughout the entire supply chain will enable us to link data to outcomes in our CropOS platform to fuel the next generation of products. Additionally, we believe this product information linkage will work to optimize environmental and social impacts, as well as traceability throughout the supply chain.

We believe that our commitment to environmental and social issues impacting our planet and our purpose-driven culture are fundamental to our ability to achieve our mission. Environmental, Social and Governance (“ESG”) principles help guide our thinking and approach throughout the development and commercialization of our products, and our innovative culture is rooted in our Core Values of Be Bold, Be Inspired and Be Real. We believe our leading technology platform, vertically integrated go-to-market strategy, and purpose-driven culture will help bridge the divide between evolving consumer preferences and quality traits already present within the genetic diversity of plants. We see nature as our partner; technology as our enabler; and innovators like our company, our stakeholders, our stockholders and our partners as the catalysts to activate the change needed.
We partner with farmers, ingredient companies, and plant-based food and feed customers to commercialize our proprietary innovations in soybean, and in the near future yellow pea, for broad market applications in human food ingredients, edible oils, pet food and aquafeed. In particular, our Ultra-High Protein (“UHP”) soy-based ingredients have the potential to eliminate costly water- and energy-intensive ingredient processing steps associated with producing soy protein concentrate (“SPC”) products for the food and feed markets, which can alleviate supply constraints in North America and elsewhere. Our proprietary portfolio includes soy flake, soy grits, soy meal and soy flour for established food markets such as snacks, baked goods and meat extensions, and a functional alternative to traditional SPC for plant-based protein alternatives to meat, dairy, and other emerging categories.

Evolving Food Industry

Consumers are demanding food choices with more recognizable ingredients that benefit their health and the health of our planet. By combining proprietary data with artificial intelligence capabilities, advances in plant genomics and with our go-to-market strategy, we believe we can accelerate the development and delivery of better food and ingredient options from the beginning—with a focus on both quantity and quality. Our approach aims to develop food, feed, and ingredients that fuel accessible scaling and product differentiation for evolving consumer preferences, with a particular focus on the fast growing plant-based food market.

As awareness of diet-related health issues and environmental concerns grow, consumers are emphasizing a healthier lifestyle and a desire for nutritionally rich foods that are better tasting, less processed, more sustainable, and with fewer additives. These trends are increasing the demand for innovation in plant-based foods. Companies across the value chain are working to formulate new products for this category with a focus on taste, nutrition, traceability, accessibility, and sustainability. As a result of these major trends, food companies are looking for specialty ingredients and foods that satisfy customers’ evolving needs and drive sustainable practices.

Our modern food system is an amazing innovation. Genomics has been used for decades to develop crops for our food system, but most agricultural companies have focused almost exclusively on increasing the yield of a few crops, resulting in commodity ingredients and a food system based on the quantity of calories available. We believe the current food supply chain is siloed with fundamental disconnects that prevent it from adapting to rapidly changing consumer demands. Grain processors and food manufacturers are largely limited to commodity ingredients. While focus on quantity is important, it often comes with trade-offs in areas such as nutrient density and flavor.

Our Strengths and Solution: Technology and CropOS Platform

Navigating the pressures on our food system will require innovation, as well as better connectivity not only from farm to fork but also from seed to fork. Technology is an essential enabler as innovation cycles in food are not measured in weeks or months; they’re measured in years. A key differentiator for Benson Hill is our holistic approach to product development that starts with the consumer outcome and leverages the combination of data science, plant science and food science to achieve it.

Our CropOS food innovation engine is a proprietary, continuously learning and expanding product design and development platform that uses predictive breeding and other advanced tools like CRISPR gene editing technology to tap into the vast potential within the genome. We believe that the combination of the predictive capability of the CropOS platform, the precision of our genomic tools, our Crop Accelerator (a controlled environment research facility), and our extensive field-testing network will enable us to develop differentiated products with targeted attributes much more quickly and cost effectively than traditional methods.

We designed our headquarters in St. Louis, Missouri, to foster an intentional gathering of data science, plant science and food science disciplines within 160,000 square feet, including 25,000 square feet of laboratory space. We are working on capturing consumer-relevant data on products through our food innovation team, along with insights from our integrated supply chain, from which we draw meaningful and actionable linkages back to plants’ genetics and direct product development through a process we call food digitization.

We are developing products leveraging our CropOS platform through a three-step, iterative “Design, Build, Test” process that improves in precision and intelligence with each turn of the flywheel. The key inputs to our approach are twofold. The first is an unparalleled data library comprising genotypic, phenotypic, and agronomic data on our crops, consumer insight data on our ingredients, and environmental data on our growing sites. The second is a robust machine learning capability, which leverages our data library to design before we build. We believe this combination of relevant data and advanced simulation lets us get our products to market more efficiently, faster, and on timelines that can more effectively respond to evolving consumer preferences and farmer needs.

In our Design step, the CropOS platform employs a diverse array of simulations and predictions to execute the most efficient and cost-effective path to novel product development. The platform can consider billions of data points in millions of pipeline configurations to identify the starting parental plant breeding combinations, predict gene targets, and analyze optimal farm management and environmental conditions. These state-of-the-art platform capabilities and enabling technologies allow us to assess the probability of success early in the research and development process, focusing resources and avoiding potentially expensive late-stage failures. In turn, this allows for a larger breadth of products to be designed.

Once an optimal path is identified, we enter our Build step. In this stage of our development process, candidate products are created through predictive breeding and gene editing. Our proprietary suite of gene editing technologies and intellectual property portfolio enable us to edit the plant’s own genome predictably and precisely, which we consider an advance form of seed breeding. We can leverage our knowledge of plant gene functions to unlock and restore lost or muted genetic variation that is within the natural diversity of the plant or knock out genes that are unwanted. This approach is distinguished from transgenic, or “GMO” technology, in that we are advancing natural genetic variation that could be achieved using traditional breeding approaches rather than introducing genes foreign to the species.

Through our Crop Accelerator, opened in October 2021, in St. Louis, Missouri, the Build step of our process is sped up within our controlled environment, indoor product development facility. This approximately 47,000-square-foot facility features approximately 20,000 square feet of dynamically adaptive Conviron® growth houses and chambers, equipped with sophisticated sensor and environmental controls, including multi-channel LEDs, imaging capabilities, additive carbon dioxide, and temperature, humidity, and lighting controls. The Crop Accelerator enables rapid testing and target candidate selection over multiple growth cycles. Insights and data points gathered during each growing cycle further enhance the predictive capabilities of the CropOS platform. We believe this cycle of feedback will accelerate our ability to develop new offerings, including continued expansion of our proprietary portfolio of soy ingredients.

After a potential commercial product is built, it then enters our Test step where it is evaluated within our network (comprised of internal and third-party sites and capabilities) of hundreds of field-level testing research and production sites. We believe our predictive optimization capabilities have the potential to maximize the return on our genetics by using proprietary placement models, which are built on environmental and performance data to predict where to contract acres to lift protein content. We then use digital agriculture technology to collect on-farm data through our grower data partnership program and other relationships to enhance the CropOS platform, further feeding our data flywheel.

Environmental, Social and Governance Strategy

Environmental and social impact strategy guides our work and is a competitive advantage that helps to guide decisions and work across our company. We believe our ESG strategy is fundamental to achieving our vision and long-term profitability. We are striving to optimize the environmental impact of our facilities and operations, but we recognize the greatest potential for impact is through our product development process of designing seeds, ingredients, and food that generates social and environmental benefit throughout the food value chain for all stakeholders.

At the farm level, we believe our integrated business model will offer additional revenue opportunities for farmers through potential input efficiencies, ecosystem service markets, and allow us to drive conservation and regeneration farming practices. At the manufacturing level, we are designing products that we believe will reduce water and energy intensive processing steps. And at the product level, we believe we can enable improved scaling, accessibility, and adoption of end products with environmental and social benefits, such as plant-based meats, meat extension products, and dairy alternatives.

Benson Hill has developed an internal strategy including foundational policies and processes to manage and assess our ESG success and impact. As a company, some of our primary ESG goals are the following:

Develop nutrient rich and sustainable ingredient options for food companies and retailers. Driven by growing consumer demand and climate-related risks, many food manufacturers have set ESG measurement and reporting programs, such as reporting on their own greenhouse gas (“GHG”) emission production. Benson Hill is positioned to assist in meeting food and feed manufacturers’ goals of reducing GHG emissions in their scope 3 supply chains by developing products with reduced environmental impact. For example, Benson Hill has conducted a consultant-led life cycle assessment on one of our UHP soybean ingredient products, and our preliminary results show a significant reduction in required GHG emissions and water use due to the reduction, or elimination, of a protein-concentration processing step that is used to create commodity soy protein concentrate today. We believe this reduction in GHG emissions and water, among other environmental impact indicators, will support our food manufacturer customers’ ESG objectives.

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

Meet consumer demands for supply chain transparency and traceability. Through our integrated business model, we have the ability to maintain the integrity of our proprietary products through each stage of the supply chain, until the product is sold to our customers. We believe this enables us to enhance transparency and traceability, which is appealing to our customers. This approach provides us direct line of sight to data we intend to collect, as well as creates strong partnerships with our seed growers, farmers, and agrifood partners. We are working toward being able to measure the environmental impact at the farm through manufacturing as well as at the product level. Through improved traceability capabilities, Benson Hill will also continue to seek out and leverage third-party certifications, such as the Non-GMO Project Verified, ProTerra certification or others, meeting certain demands for both food and feed manufacturers and consumers.

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

Benson Hill’s ESG strategy and business objectives will continue to progress and evolve based on industry shifts and stakeholders’ needs. We believe our long-term profitability goals and our ESG strategy are mutually inclusive concepts.

Merger with Star Peak Corp II

On September 29, 2021 (the “Closing Date”), Star Peak Corp II (“STPC”), a special purpose acquisition company, consummated a merger (the “Closing”) pursuant to that certain Agreement and Plan of Merger, dated May 8, 2021 (the “Merger Agreement”), by and among STPC, STPC Merger Sub Corp., a Delaware corporation and wholly owned subsidiary of STPC (“Merger Sub”), and Benson Hill, Inc., a Delaware corporation (“Legacy Benson Hill”). Pursuant to the terms of the Merger Agreement, a business combination between STPC and Legacy Benson Hill was affected through the merger of Merger Sub with and into Legacy Benson Hill, with Legacy Benson Hill surviving the transaction as a wholly owned subsidiary of STPC (the “Merger”). On the Closing Date, STPC changed its name to Benson Hill, Inc. and Legacy Benson Hill changed its name to Benson Hill Holdings, Inc. As a consequence of the Merger, we became the successor to a company registered with the Securities and Exchange Commission (the “SEC”) and listed on the New York Stock Exchange (the “NYSE”). Our future results of consolidated operations and financial position may not be comparable to historical results as a result of the Merger.

Business Segments, Growth Strategies, and Products

Benson Hill’s business is comprised of one operating and reportable segment, our Ingredients Business, which aims to combine our seed innovation through our CropOS platform with critical infrastructure capabilities and best practices in the field to develop and commercialize differentiated products. We are currently developing a diversified portfolio spanning the following key markets — protein ingredients, aquaculture and specialty animal feed, and vegetable oils. For each product, our research and development efforts are focused on quality-centric traits, such as nutrient density, carbohydrate profiles, flavor, ingredient functionality, and sustainability, as well as yield potential and agronomic improvements.

Integral to our go-to-market strategy are the infrastructure capabilities along with partnerships across the supply chain. Unlike traditional agriculture crop improvement companies that have typically focused their impact on development of the seed that they sell to the farmer, we have an integrated supply chain through directly owned or controlled assets, tolling agreements, and strategic partnerships in order to provide adequate capacity and influence throughout the food and ingredient supply chain. We believe this approach ensures the integrity of our products, and enables the efficient development, commercialization, and scaling of our product offerings. Importantly, it also enables a more direct relationship with those who will be realizing the benefits of those products—i.e., retailers, consumer packaged goods (“CPG”) companies, and consumers—which informs our product development.

Our partnerships with farmers are an essential part of our supply chain. Within the traditional agriculture industry, farmers typically sell to elevators or processors who operate a high volume/low margin business to store commodity crops and convert them into largely aquaculture and specialty animal feed and industrial products. Our strategy is to partner with farmers who grow our seeds using appropriate agronomic and identity preservation practices and, in turn, we purchase their harvest for ultimate sale to an end-user customer. We believe structuring the relationship in this way will better allow us to drive best practices for on-farm sustainability, ensure traceability of our products, and help create new markets and profitable opportunities for farmers.

Once we obtain the harvest from the farmer, we secure the processing and distribution capacity that is appropriate for the product to meet our customers where they are. CPG and retailer customers sell directly to consumers. We share their focus on the end consumer in order to better align incentives, focus product development, and deliver our products through a channel that best serves their supply chain with the high-quality standards, traceability, and sustainability data that consumers desire.

Our growth strategy, or “growth playbook,” is a repeatable process that we believe will enable us to remain at the forefront of food and agriculture innovation.

•Step 1: Create the foundation — At this initial step, we are focused on entering the market through an owned or controlled channel, selling non-proprietary products to agrifood manufacturers, food and ingredient companies, aquaculture and specialty animal feed customers, and retailers. We use this time to build relationships across the value chain and invest in the data to inform our CropOS® platform with low capital investment.

•Step 2: Integrated route to market — In this step, we introduce our proprietary products in the channel to prove the product concept, scale, ensure traceability, and catalyze customer demand for our differentiated products. This stage may include the use of owned or third-party processing capabilities, and exploring strategic partnerships that can further expand production capacities.

•Step 3: Broad adoption — We believe this will be the most asset-light step of our strategy where we intend to focus on maximizing the benefit and scale of our proprietary products by building partnerships and licensing relationships for our products. In this step, it is envisioned that we will grow beyond our proving ground acreage and increase commercial and supply chain efficiencies by leveraging others’ existing infrastructure.

As part of our growth strategy, we may pursue merger and acquisition opportunities to expand our capabilities and grow our industry and geographic footprint.

Ingredients Business Segment

Our Ingredients Business is currently focused on enhancing soy and yellow pea with proprietary ingredients serving multiple plant-based protein markets through customers including ingredient companies, CPG companies, aquaculture production and feed companies, food-service operations, and grocery retail.

Soy Ingredient Products

We are in Step 3 of our growth playbook for our soy ingredients business and are currently working to scale our current generation of proprietary soy products targeted toward the protein ingredients, aquaculture and specialty animal feed, and vegetable oils markets.

We entered into a strategic partnership with Archer Daniels, Midland (“ADM”) in August of 2022 to collaborate on an exclusive basis in the commercialization of certain high-protein soy ingredients for the human food and nutrition market in North America based on certain of our proprietary commercial soybean seed genetics. We collaborate with ADM to use certain of our UHP varieties with their farmer network, soy crush capabilities in Decatur, Illinois, and market and sales organizations to offer new and existing ingredient products a broad base of customers. We seek to partner with others to further leverage our current and future innovations in soy and yellow pea.

Our current focus is on specialty markets that have historically lacked value-added innovations.

•Protein Ingredients Market: Soy, specifically soy protein concentrate (“SPC”), is the number one protein ingredient used in plant-based meat applications. SPC is largely made through the processing of defatted soy flour, which is costly and water- and energy-intensive. Our initial offerings include a high-protein soy flour that is a less processed alternative to SPC, as well as texturized protein ingredients for broad use across soy protein applications, including for plant-based alternatives.

Our pipeline of soy products for food-grade applications includes high-protein and UHP soy flour, flake and texturized flour ingredients. We are in the process of developing future generation of products with improved protein qualities and other functional attributes to better serve the needs of our customers and ultimately the consumer.

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

Our pipeline of soy products for aquaculture and specialty animal feed includes a high protein soymeal that is low in anti-nutrients and a low-cost, sustainable SPC substitute. As we build this portfolio of feed products, we intend to devote additional research and development resources toward developing future generations of products with improved protein qualities to further improve the value of feed ingredients options available to formulators that seek to prioritize fish and animal health, sustainability, and profitability of their operations.

•Vegetable Oils: In 2020, we launched Veri™, a non-GMO, high-heat soy cooking oil that is rich with omega-9 fatty acids. Our Veri™ brand soy oil is high in oleic acid and low in linolenic acid with an optimized fatty acid profile from both a human consumption and food service operations standpoint.

Yellow Pea Ingredients

We are in Step 1 of our growth playbook for yellow pea, and over the near term we expect to enter Step 2 with the start of commercialization of our first proprietary yellow pea protein ingredient products through our existing supply chain infrastructure, including premium texturized and un-texturized yellow pea protein concentrates.

Despite being one of the fastest growing protein ingredients for plant-based meats, yellow pea has received comparatively little genomic innovation to date. The pea-based protein ingredient primarily used today by many plant-based companies, is pea protein isolate (“PPI”). The PPI production process, similar to SPC, is expensive as well as water- and energy- intensive; however, such processing is necessary to concentrate protein to higher levels and help ameliorate native off-putting flavors of pea.

We have sequenced and assembled a reference genome for yellow pea — a high resolution “genomic map” — that, in combination with our CropOS® platform, is enabling us to accelerate our yellow pea breeding program. As a result, we believe we will develop differentiated varieties of yellow pea for first commercial plantings in the near term. We are working on a pipeline of products that has the potential to significantly reduce off-flavors, increase the protein content of the plant, and ultimately reduce or displace the need for expensive, water- and energy-intensive processing steps typically required for ingredients used in plant-based meat alternatives.

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

Our proprietary and non-proprietary revenues were as follows for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021
Proprietary	$72,578	$38,043
Non-Proprietary	308,655	$52,902
Total Revenues	381,233	90,945

Fresh Business Segment divestiture
For the year ended December 31, 2022, the Company made a strategic decision to exit the Fresh segment. On December 29, 2022, the Company entered into a stock purchase agreement to sell J&J Produce, Inc. (“J&J”) and all of the outstanding equity securities of J&J’s subsidiaries for aggregate cash consideration of $3 million, subject to certain adjustments (the “Stock Purchase Agreement”). J&J was the main component of the Fresh segment. The closing of the transactions contemplated by the Stock Purchase Agreement is scheduled to occur on June 30, 2023, or such other date as is mutually agreed by the parties. In connection with the Stock Purchase Agreement, on December 29, 2022, J&J entered into a purchase and sale agreement, pursuant to which J&J sold certain real and personal property comprising an agricultural production and processing facility located in Vero Beach, Florida for an aggregate purchase price of $18 million, subject to certain adjustments (the “Purchase and Sale Agreement”). Certain property was leased back to J&J pursuant to a separate agricultural and facility lease for a short period of time. The Company’s strategic shift to exit the Fresh segment met the criteria to be classified as businesses held for sale and to be presented as a discontinued operation. Refer to Footnote 4  —  Discontinued Operations for further details on the divestiture of the Fresh segment.

Competitors

We believe that our technology platform coupled with our integrated go-to-market approach is unique to Benson Hill and sets us apart from others in the agriculture and food markets, but we do compete with others in certain areas of our business. For example, we compete with seeds and trait companies as well as smaller biotechnology and ag-tech companies, particularly for grower contracting and access to acres. Key competitors in this space include Bayer, Corteva, Syngenta, and Pairwise. For our ingredients that are commercialized, we compete with food and feed ingredient companies. Key competitors in these industries include Archer Daniels Midland Company, CHS, Inc., and Cargill, Inc. In addition, advancements in fields such as gene editing, biologics, digital agriculture, data science, and artificial intelligence may enable disruptive technology that could alter the competitive landscape for food and agriculture.

Intellectual Property

Our success depends in part on our ability to obtain and maintain intellectual property and proprietary protection for our product candidates and technology related to our business, defend and enforce our intellectual property rights, in particular, our patent rights, preserve the confidentiality of our trade secrets, and operate without infringing valid and enforceable intellectual property rights of others. We seek to protect our proprietary position by, among other things, licensing and filing United States (“U.S.”) and certain non-U.S. patents and patent applications related to our technology, products and product candidates, and improvements that are important to the development of our business, where patent protection is available. We also rely on trade secrets, plant breeders’ rights, and/or contractual provisions to develop and maintain our proprietary position and protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection. We seek to protect our proprietary technologies, in part, by confidentiality agreements with our employees, consultants, scientific advisors, and contractors. Notwithstanding these efforts, we cannot be sure that patents will be granted with respect to any patent applications we have licensed or filed or may license or file in the future, and we cannot be sure that any patents we have licensed or patents that may be licensed or granted to us in the future will not be challenged, invalidated, or circumvented or that such patents will be commercially useful in protecting our product candidates and technology. Moreover, trade secrets can be difficult to protect. While we have confidence in the measures we take to protect and preserve our trade secrets, such measures can be breached, and we may not have adequate remedies for any such breach. In addition, our trade secrets may otherwise become known or be independently discovered by competitors. For more information regarding the risks related to our intellectual property, please see “Risk Factors — Risks Relating to Our Business and Industry — Risks Relating to Intellectual Property.”

As of December 31, 2022, we have approximately 238 pending or issued patents. Approximately 89 of those are for plant varieties, 76% of which have issued. Approximately 87 are product-related, 29% of which have issued. Approximately 62 are enabling technologies, 5% of which have issued. All patents or applications filed on our plant varieties are in the U.S., while 37% and 47% of the product-related or enabling technology patents are in the U.S., respectively. We also have approximately 92 pending applications for plant breeders’ rights on our plant varieties, divided among the U.S. and other countries. In addition to these patents and patent applications, we also hold licenses from other parties related to certain products and activities.

These patents expire at varying times depending on the jurisdiction and filing date. Individual patent terms extend for varying periods of time, depending upon the date of filing of the patent application, the date of patent issuance, and the legal term of patents in the countries in which they are obtained. In most countries in which patent applications are filed, including the United States, the patent term is 20 years from the date of filing of the first non-provisional application to which priority is claimed. Under certain circumstances, a patent term can be extended. For example, in the U.S., a patent’s term may be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the U.S. Patent and Trademark Office in reviewing and granting a patent or may be shortened if a patent is terminally disclaimed over an earlier-filed patent. However, the actual protection afforded by a patent varies on a product-by-product basis, from country-to-country, and depends upon many factors, including the type of patent, the scope of its coverage, the availability of legal remedies in a particular country, and the validity and enforceability of the patent.

As of December 31, 2022, we had 26 U.S. trademarks and six pending U.S. trademark applications, and we had 97 registered non-U.S. trademarks and 18 pending non-U.S. trademark applications.

Research and Development

As of December 31, 2022, we had approximately 175 employees dedicated to our product and platform development. This team has technical expertise in data science, machine learning software, genome engineering, molecular biology, biochemistry, genetics and genetic engineering, plant physiology, and plant breeding. The activities of this team are conducted principally at our St. Louis, Missouri facilities. We have made, and will continue to make, substantial investments in this capability. Our research and development expenses were $47.5 million, $40.6 million and $29.5 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Employees

As of December 31, 2022, we employed approximately 575 individuals in total, including approximately 440 full-time employees.

Regulatory

We are subject to laws and regulations in the jurisdictions in which we operate. This includes laws and regulations governing biotechnology and food companies related to the development, approval, manufacturing, import, marketing, and sale of our products.

Regulation of Plant Biotechnology Products

The three primary agencies with responsibility for regulation of plant biotechnology products in the U.S. are the U.S. Department of Agriculture’s (“USDA”) Animal and Plant Health Inspection Services (“APHIS”), the U.S. Environmental Protection Agency (“EPA”), and the U.S. Food and Drug Administration (“FDA”). APHIS regulates plant biotechnology products to ensure that they do not pose a plant pest risk under the Plant Protection Act. The EPA regulates pesticides (including plant-incorporated protectants) pursuant to the Federal Insecticide, Fungicide, and Rodenticide Act (“FIFRA”). The FDA regulates food and animal feed under the Federal Food, Drug, and Cosmetic Act (“FDCA”).

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

Regulation of Food and Ingredient Products

We are also subject to laws and regulations administered by various federal, state and local government agencies in the U.S., such as the FDA, the Federal Trade Commission, the EPA, the Occupational Safety and Health Administration, and the USDA, related to the processing, packaging, distribution, sale, marketing, labeling, quality, safety, and transportation of our products, as well as our occupational safety and health practices.

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

Benson Hill is a registered trademark of Benson Hill, Inc. Other trademarks, logos, and slogans registered or used by Benson Hill and its subsidiaries include, but are not limited to, the following: CropOS® and Veri™.

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
•We expect we will need to raise additional funding to achieve our goals, which could dilute existing stockholders, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, may force us to delay, limit, reduce or terminate our product development efforts or other operations.
•We face significant competition and many of our competitors have substantially greater financial, technical and other resources than we do.
•Any collaboration arrangements that we have entered into or may enter into in the future may not be successful, which could adversely affect our anticipated revenues and our ability to develop and commercialize our product candidates.
•To compete effectively, we must introduce new products that achieve market acceptance.
•Our ability to contract for sufficient acreage with the appropriate nutrient profile on a cost-effective basis presents challenges.
•The overall agricultural industry is susceptible to commodity price changes and we are exposed to market risks from changes in commodity prices.
•Adverse weather conditions, natural disasters, crop disease, pests and other natural conditions can impose significant costs and losses on our business.
•The regulatory environment in the U.S. for our current and future products is uncertain and evolving.
•The regulatory environment outside the U.S. varies greatly from jurisdiction to jurisdiction and there is less certainty how our products will be regulated.
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
•We are subject to numerous affirmative and negative covenants in our debt financings, which may impede our ability to execute our business plan or secure additional financing, and, if breached, may adversely affect our business, results of operations and financial condition.
•Cybersecurity vulnerabilities, threats and more sophisticated and targeted computer crimes pose a risk to our systems, networks, products and data.
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
•Issuances of additional common stock, or securities convertible into common stock, could dilute common stockholders, and we may issue additional common stock pursuant to our shelf registration statement (including our at-the-market facility), upon exercise of outstanding warrants, for additional financing purposes, in connection with strategic transactions such as acquisitions or collaboration agreements, or otherwise.
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

Our limited operating history may make it difficult to evaluate our current business and our prospects. We have encountered, and will continue to encounter, risks and difficulties frequently experienced by growing companies in rapidly developing and changing industries, including challenges in forecasting accuracy, determining appropriate investments of our limited resources, gaining market acceptance of the products made using our gene editing and speed breeding platform and through our crop prototyping process, managing a complex regulatory landscape and developing new product candidates. These risks are exacerbated by the additional requirements, and associated costs of compliance, we face as a publicly traded company. We may also face challenges in scaling our supply chain in a cost-effective manner, as we will rely on contracting with seed production companies, seed distributors, farmers, crushers, millers, refiners, food companies and retailers, and logistics and transportation providers, in order to get our products to market. We may not be able to fully implement or execute on our business strategy or realize, in whole or in part within our expected time frames, the anticipated benefits of our growth strategies. You should consider our business and prospects in light of the risks and difficulties we face as an early-stage company focused on developing products in the field of food technology.

We have a history of net losses and we may not achieve or maintain profitability.

Our net losses from continuing operations were $99.7 million for the year ended December 31, 2022, $122.2 million for the year ended December 31, 2021 and $64.5 million for the year ended December 31, 2020. As of December 31, 2022, we had an accumulated deficit of $408.5 million. We will need to generate significant revenues to achieve profitability, and we may not be able to achieve and maintain profitability in the near future or at all, which may depress our stock price. Our future success will depend, in part, on our ability to grow revenue associated with closed loop production, production partnerships, the licensing of our intellectual property and our ability to market and sell additional products from our pipeline of product candidates.

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

Since our inception, substantially all of our resources have been dedicated to the development of our core technology and product platforms, including purchases of property, plant and equipment. We believe that we will continue to expend substantial resources for the foreseeable future as we build and enhance our capabilities and commercialize our products. These expenditures are expected to include costs associated with research and development, manufacturing and supply, marketing and selling existing and new products, working capital, costs of acquiring and building out new facilities, costs associated with planting and harvesting, such as the purchase of seeds and growing supplies, and the cost of attracting and retaining key executives and a skilled local labor force. In addition, other anticipated and unanticipated costs may arise, including those arising from the unique nature of our controlled environment agriculture facilities.

As of December 31, 2022, we had cash and cash equivalents and marketable securities of $157.2 million, restricted cash of $17.9 million, term debt and notes payable of $106.2 million, and an accumulated deficit of $408.5 million. For the year ended December 31, 2022, we incurred a net loss from continuing operations of $99.7 million and had negative cash flows from operating activities of $93.4 million. As described elsewhere in this Annual Report (including Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources), in March 2023, we entered into a third amendment to our existing term loan credit facility, which, among other things, extended the interest-only period for six months, through the second quarter of 2024, and allowed the restricted cash to be counted towards the required minimum liquidity covenant calculation. While we believe that our cash and cash equivalents and marketable securities on hand as of December 31, 2022 are sufficient to meet the needs of operations, including working capital requirements, debt requirements and our currently planned capital expenditure requirements for a period of at least 12 months from the date of this Annual Report, we expect we will need to raise additional funding to achieve our strategic goals and execute our business plan.

Our business prospects are subject to risks, expenses, and uncertainties frequently encountered by emerging growth companies, including access to capital. To date, we have been funded primarily by equity and debt financings, including the issuance of convertible preferred stock, term debt, and revolving debt. See “We are subject to numerous affirmative and negative covenants with respect to certain debt financings. The covenants may impede our ability to execute our business plan and, if breached, may adversely affect our business, results of operations and financial condition” below.

Attaining and maintaining profitable operations is also dependent upon future events, including obtaining adequate financing to complete and commercialize our research and development activities, obtaining adequate grower relationships, building our customer base, successfully executing our business and marketing strategy and hiring appropriate personnel.

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
•any lawsuits commenced against us, whether related to our products or otherwise;

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

We are continuously assessing our business plans and capital structure. In order to find our longer-term capital and liquidity needs and grow our business, we expect we will need to secure additional capital, which could be debt or equity financing and may lead to dilution of our common stockholders. We have and may continue to seek to obtain additional funds through public or private equity or debt financings or other sources, such as strategic collaborations. For example, in August 2022, we entered into a strategic partnership with Archer-Daniels-Midland Company (“ADM”). We also have the ability to sell up to $400 million of additional shares of our common stock, or securities convertible into common stock, to the public through our shelf registration statement, including $100 million through our at-the-market facility. We currently intend to use our shelf registration statement (which may include our at-the-market facility), or alternative equity financing, to raise up to $100 million to supplement our projected cash needs. Any sales under our shelf registration statement are likely to result in dilution to our existing stockholders, and other types of equity financing may also result in dilution to our existing stockholders.

Although we may seek to obtain additional financing through non-dilutive means, we may be unable to do so. For example, we have announced that we currently intend to pay off our existing debt facility prior to maturity, and replace it with a conventional, lower cost lending facility. We can make no assurances that we will be able to retire our existing debt early on the anticipated timeframe, or at all, or that we will be able to replace such debt with a conventional, lower cost lending facility, or any facility, on favorable terms, in a timely manner, or at all. If we are successful in our endeavors to retire our existing debt and replace such debt with a new facility, we cannot assure that we will be able to realize the benefits anticipated with any such new facility.

Accordingly, additional financings may result in dilution to stockholders, issuance of securities with priority as to liquidation and dividend and other rights more favorable than common stock, imposition of debt covenants and repayment obligations, or other restrictions that may adversely affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe that we have sufficient funds for current or future operating plans. We cannot guarantee that we will be able to meet existing financial covenants or that new financing will be available to us on favorable terms, or at all. Our failure to raise capital as and when needed may make it more difficult for us to operate our business or implement our growth plans and we may be required to delay, limit, reduce or terminate our manufacturing, research and development activities, growth and expansion plans, establishment of sales and marketing capabilities or other activities that may be necessary to generate revenue and achieve profitability, any of which could have significant negative consequences for our business, financial condition and results of consolidated operations.

The market price of our common stock is highly volatile, which could lead to losses by investors and costly securities litigation.

The market price for our common stock is highly volatile. For example, since we consummated the Merger, the closing sales price of our common stock has fluctuated from a high of $9.87 per share on September 29, 2021, the day we consummated the Merger, to a low of $1.50 per share on March 14, 2023. The stock market recently has experienced extreme volatility. This volatility often has appeared to be unrelated or disproportionate to the operating performance of particular companies. You may not be able to resell your shares of our common stock at an attractive price due to a number of factors such as those listed in “Risks Relating to Our Business and Industry” and the following:

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

From time to time, certain companies that are potential competitors of ours may seek new traits or trait development technologies and may seek to license our technology for such purposes. We have entered into such licensing arrangements and may enter into similar arrangements in the future. Some of these companies may have significantly greater financial resources than we do and may compete with our business, which could enable such competitors to use our technologies to develop their own products that would compete with our products.

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

Any collaboration arrangements that we have or may enter into may not be successful, which could adversely affect our ability to develop and commercialize our product candidates.

We have entered into and may seek to enter into additional collaboration arrangements with third parties for the development or commercialization of our products. For example, in August 2022 we agreed to collaborate on an exclusive basis with ADM in the commercialization of certain high-protein soy ingredients for the human food and nutrition market in North America based on certain of our proprietary commercial soybean seed genetics. To the extent that we decide to enter additional collaboration arrangements, we will face significant competition in seeking appropriate partners, and we will likely have limited control over the amount and timing of resources that any future collaborators dedicate to the development or commercialization of our product candidates. In addition, future collaborators may have significantly greater financial resources than we do and may compete with our business, which could enable such competitors to use our technologies to develop their own products that would compete with our products. Our ability to generate revenue from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them. If our collaborations do not result in the successful development and commercialization of products, or if any of our collaborators terminates its agreement with us, we may not receive any milestone or royalty or other payments under the collaborations. If we do not receive the payments we expect under these agreements, our development of product candidates could be delayed and we may need additional resources to develop our product candidates. In addition, if any collaborator terminates its agreement with us, we may find it more difficult to attract new collaborators and our reputation among the business and financial communities could be adversely affected.

Moreover, collaboration arrangements are complex and time-consuming to negotiate, document, implement and maintain. To the extent that we seek to enter into additional collaboration agreements, we may not be successful in our efforts to establish and implement such collaboration or other alternative arrangements in a timely manner, on favorable terms, or at all. If we are unable to do so, we may have to curtail the development of the product candidate for which we are seeking to collaborate, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable or timely terms, or at all. If we do not have sufficient funds, we may not be able to further develop our product candidates or bring them to market and generate product revenue.

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

Development of successful agricultural products using gene editing technologies requires significant levels of investment in research and development, including laboratory, greenhouse and field testing, to demonstrate product effectiveness and can take several years or more. We incurred research and development expenses of $47.5 million in the year ended December 31, 2022, $40.6 million in the year ended December 31, 2021, and $29.5 million in the year ended December 31, 2020. We must commit significant resources and may incur obligations (such as royalty obligations or milestone fees) to develop new products before knowing whether our investments will result in products the market will accept and without knowing the levels of revenue, if any, that may be derived from these products.

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

The production of commercial-scale quantities of seeds and products requires the multiplication of the plants or seeds through a succession of plantings and seed harvests. The cost-effective production of high-quality, high-volume quantities of any product candidates we successfully develop depends on our ability to scale our production processes to produce plants and seeds in enough quantity to meet demand. For example, food ingredients such as soybean oil and soy protein concentrate will require optimized production and commercialization of the underlying plant and seed harvests. We cannot assure that our existing or future seed production techniques or acreage procurement efforts will enable us to meet our large-scale production goals cost-effectively for the products in our pipeline. Even if we are successful in developing ways to minimize yield drag and enhance quality, we may not be able to do so cost effectively or on a timely basis, which could adversely affect our ability to achieve profitability. If we are unable to maintain or enhance the quality of our plants and seeds, or procure acreage cost-effectively as we increase our production capacity, including through the expected use of third parties, we may experience reductions in customer or farmer demand, higher costs, reduced margins, increased inventory write-offs, and more limited viability of certain product categories.

In addition, because of the length of time it takes to produce commercial quantities of marketable seeds, we will need to make seed production decisions well in advance of product sales. Our ability to accurately forecast supply can be adversely affected by several factors outside of our control, including changes in market conditions, competition, base commodity prices, and environmental factors, such as pests and diseases, and adverse weather conditions. A shortfall in the supply of our products may reduce product revenue, damage our reputation in the market and adversely affect relationships. Any product surplus we have on hand may negatively impact cash flows, reduce the quality of our inventory and ultimately result in write-offs of inventory.

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

Our ability to contract for sufficient acreage with the appropriate nutrient profile on a cost-effective basis presents challenges.

In order to increase revenues, we continue to need production acreage with the appropriate nutrient profile. The costs of contracting acreage have recently increased and, if this persists, we will be challenged to balance our need for planned inventory levels against our future forecasts. We cannot assure you that we will be able to obtain the acreage and nutrient profile we need in order to expand our production in a timely or cost-effective manner, or at all. Even if we are able to increase the number of acres under contract and/or to move production into new geographical locations and realize our nutrient profile targets, we may face challenges that can impede our ability to produce as much inventory as we anticipated. For example, when we move production into new geographical locations, we may find it difficult to identify growers with the expertise to grow our seed crops, and we may not have sufficient company personnel available in such new locations to provide production advice on a timely basis. Our prediction methods for identifying the right planting location may not generate the desired nutrient profile. If we are unable to secure the acreage we need at the appropriate nutrient profile to meet our planned production for the crop year, our results of operations could suffer, as could our reputation.

If we fail to manage our future growth effectively, our business could be materially adversely affected.

We have grown rapidly since inception and anticipate further growth. For example, our revenues from continuing operations increased from $59.1 million in 2020 to $90.9 million in 2021 to $381.2 million in 2022. This growth has and is likely to continue to place significant demands on our management, financial, operational, technological and other resources. The anticipated growth and expansion of our business and our product offerings will continue to require significant additional resources to meet our needs, which may not be available in a cost-effective manner, or at all. If we do not effectively manage our growth, we may not be able to execute on our business plan, respond to competitive pressures, take advantage of market opportunities, satisfy customer requirements or maintain high-quality product offerings, any of which could harm our business, brand, results of operations and financial condition.

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

Certain third-party organizations offer verification programs that seek to identify non-GMO products to consumers. These organizations verify the status of products (such as foods, beverages and vitamins) as non-GMO based on independently developed standards, and often authorize the display of specific markers or labels illustrating such status on the verified product’s packaging. Standards established by such third-party organizations for the verification of non-GMO status may differ from applicable regulatory legal standards applied by U.S. regulators. As a result, notwithstanding a determination as to the non-regulated status of a product pursuant to the regulatory procedures of the APHIS of the USDA (or a similar determination in other jurisdictions), our products, and third-party products that utilize our gene-edited products as ingredients, may fail to meet more restrictive or non-scientific standards imposed by these independent verification organizations, which could result in reduced sales of such products and have an adverse effect on our revenues.

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

In connection with the preparation and audit of our consolidated financial statements, a material weakness was identified in our internal control over financial reporting within the historical Fresh segment relating to the year ended December 31, 2022. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We did not design or maintain an effective control environment commensurate with our financial reporting requirements. Specifically, we did not design, implement, or test transaction level or IT General Controls at the Fresh segment. These controls specifically related to transactions that originated and were recorded at the Fresh segment level. As discussed in Item 9A of this report, management expects the Fresh segment will be fully divested as of the date of the next assessment of our report on internal control over financial reporting.

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

Our business includes contracting with farmers to plant and harvest our proprietary seeds. While our proprietary seeds are not commodities, we purchase crops using a commodity base price. Therefore, we can be affected by fluctuations in agricultural commodity prices. Also, our business is affected by fluctuations in agricultural commodity prices to the extent we purchase commodity seeds for processing at our processing facilities. The legacy, non-proprietary commodity processing business of our Creston, Iowa and Seymour, Indiana facilities further exposes us to commodity-based price fluctuations. From time to time, we engage in hedging transactions to manage risks associated with the fluctuation of commodity prices. Continued commodity volatility is expected and our commodity hedging activities may not sufficiently offset this volatility.

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

Further, our success depends in part upon our ability to attract, train and retain a sufficient number of employees who understand and appreciate our culture and can represent our brand effectively and establish credibility with our business partners and consumers. We believe a critical component of our success has been our company culture and long-standing core values. We have invested substantial time and resources in building our team. If we are unable to hire and retain employees capable of meeting our business needs and expectations, or if we fail to preserve our company culture among a larger number of employees dispersed in various geographic regions as we continue to grow and develop the infrastructure associated with being a more mature public company, our business and brand image may be impaired. Any failure to meet our staffing needs or any material increase in turnover rates of our employees may adversely affect our business, results of operations and financial condition.

Our management has limited experience in operating a public company.

Our executive officers have limited experience in the management of a publicly traded company. Our management team may not successfully or effectively manage our transition to a public company, which has and will continue to subject us to significant regulatory oversight and reporting obligations under federal securities laws. Their limited experience in dealing with increasingly complex laws pertaining to public companies could be a significant disadvantage in that it is likely that an increasing amount of their time may be devoted to these activities which will result in less time being devoted to the management and growth of our company. We may not have adequate personnel with the appropriate level of knowledge, experience, and training in the accounting policies, practices or internal controls over financial reporting required of public companies. The development and implementation of the standards and controls necessary for us to achieve the level of accounting standards required of a public company may require costs greater than expected. It is possible that we will be required to expand our employee base and hire additional employees to support our operations as a public company, which would increase our operating costs in future periods.

We incur increased costs as a result of operating as a public company, and our management devotes substantial time to new compliance initiatives.

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company, and these expenses may increase even more after we are no longer an “emerging growth company,” as defined in Section 2(a)(19) of the Securities Act. As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules adopted, and to be adopted, by the SEC and the NYSE. Our management and other personnel will devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have substantially increased our legal and financial compliance costs and made some activities more time-consuming and costly. The increased costs contribute to our net loss. For example, these rules and regulations make it more difficult and more expensive to obtain director and officer liability insurance, compared to when we were a private company, and we may be forced to accept reduced policy limits or incur substantially higher costs to maintain the same or similar coverage. We cannot predict or estimate the amount or timing of any additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

Cybersecurity vulnerabilities, threats and more sophisticated and targeted computer crimes could pose a risk to our systems, networks, products and data.

Increased global cybersecurity vulnerabilities, threats, computer viruses and more sophisticated and targeted cyber-related attacks (such as the recent increasing use of “ransomware” and phishing attacks), as well as cybersecurity failures resulting from human error, catastrophic events (such as fires, floods, hurricanes and tornadoes), and technological errors, pose a risk to our systems, networks, products and data as well as potentially to our employees’, customers’, partners’, suppliers’ and third-party service providers’ systems and data. An attack could result in security breaches, theft, lost or corrupted data, misappropriation of sensitive, confidential or personal data or information, loss of trade secrets, other intellectual property and commercially valuable information, production downtimes and operational disruptions. The financial and/or operational impact from such threats could negatively impact our business.

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

Our current headquarters and research and development facilities, which include an office, laboratories, greenhouses, field testing acreage and a demonstration test kitchen, are primarily located in St. Louis, Missouri. In addition, we acquired an established food grade white flake and soy flour manufacturing operation in Creston, Iowa in December 2021, and a soy crushing facility in Seymour, Indiana in September 2021, and in October 2021, we opened our Crop Accelerator, a state-of-the-art, controlled environment research facility located near our St. Louis headquarters. Our seed production, field-testing and production and research take place primarily in the U.S., with concentration in certain geographic regions. Third party warehousing for seed storage, and our limited number of processing partners (e.g., storage, transportation, crushers and refiners) are predominantly located in the U.S. We take precautions to safeguard our facilities, including through insurance coverage and by implementing health and safety protocols, however our insurance may not cover certain losses or our losses may exceed our coverage limits. A natural disaster, such as a hurricane, drought, fire, flood, tornado, earthquake, or other intentional or negligent acts, including acts of vandalism, could damage or destroy our equipment, inventory, development projects, field trials or data, and cause us to incur significant additional expenses to repair or replace the damaged physical facilities, which in the case of seed production may be the result of years of development work that is not easily or quickly reproduced, and could lengthen the development schedule for our pipeline of product candidates.

Disruptions in the worldwide economy may adversely affect our business, results of operations and financial condition.

The global economy can be negatively impacted by a variety of factors such as the spread or fear of spread of contagious diseases (such as the recent COVID-19 pandemic) in locations where our products are sold, man-made or natural disasters, actual or threatened war (such as the current conflict in Ukraine), terrorist activity, political unrest, civil strife, adverse developments impacting financial institutions, and other geopolitical uncertainty. Such adverse and uncertain economic conditions may impact distributor, retailer, food service and consumer demand for our products. In addition, our ability to manage normal commercial relationships with our suppliers, co-manufacturers, distributors, retailers, restaurant and food service customers and consumers and creditors may suffer. Consumers may shift purchases to lower-priced or other perceived value offerings during economic downturns as a result of various factors, including job losses, inflation, higher taxes, reduced access to credit, change in federal economic policy and recent international trade disputes. In particular, consumers may reduce the amount of plant-based food products that they purchase where there are conventional animal-based protein offerings, which generally have lower retail prices. In addition, consumers may choose to purchase private label products rather than branded products because they are generally less expensive. A decrease in consumer discretionary spending may also result in consumers reducing the frequency and amount spent on food prepared away from home. Distributors, retailers and food service customers may become more conservative in response to these conditions and seek to reduce their inventories. Our results of operations depend upon, among other things, our ability to maintain and increase sales volume with our existing distributors, retailer and food service customers, our ability to attract new consumers, the financial condition of our consumers and our ability to provide products that appeal to consumers at the right price. Decreases in demand for our products without a corresponding decrease in costs would put downward pressure on margins and would negatively impact our financial results. Prolonged unfavorable economic conditions or uncertainty may have an adverse effect on our sales and profitability and may result in consumers making long-lasting changes to their discretionary spending behavior on a more permanent basis. In addition, adverse developments that affect financial institutions, transactional counterparties, or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems, which could have material adverse impacts on our business, financial condition, or results of operations.

The divestiture of our Fresh business and related assets presents risks and challenges that could negatively impact our business, financial condition and results of operations. There is no assurance that we will realize any of the anticipated benefits of the divestiture consistent with our expectations.

Management’s strategic focus on global opportunities across our ingredients business led to the decision to divest the Fresh business and related assets in a two-part transaction pursuant to the Purchase and Sale Agreement and the Stock Purchase Agreement. The transactions contemplated under the Purchase and Sale Agreement closed on December 29, 2022, and the transactions contemplated under the Stock Purchase Agreement are expected to close on June 30, 2023. The divestiture of the Fresh business presents ongoing risks and challenges that could negatively impact our business, financial condition and the results of operations. For example, we may be unable to satisfy the conditions to the consummation of the transactions contemplated under the Stock Purchase Agreement in a timely manner, or at all. If this were to occur, we could be unable to consummate the pending transactions under the Stock Purchase Agreement pertaining to the Fresh assets remaining to be sold, or otherwise complete the divestiture in a manner consistent with our expectations. In addition, the divestiture of the Fresh business has and will continue to present risks relating to the availability and use of proceeds that we have and expect to realize as a result of the divestiture of the Fresh business in light of contractual restrictions under the Stock Purchase Agreement and the Purchase and Sale Agreements, as well as under the instruments governing our existing debt facilities. We may also encounter challenges relating to the separation of operations, products, services or personnel, and as a result of any future liabilities we may retain after completing the divestiture of the Fresh business. Any difficulties that we face in connection with completing the divestiture of the Fresh business may result in management’s attention being diverted from our continuing business operations. The occurrence of any of the foregoing could result in significant harm to our business and financial conditions, and our results of operations could be materially adversely affected as a result.

To the extent we pursue strategic acquisitions, divestitures or joint ventures, we might experience operating difficulties and other consequences that may harm our business, financial condition, and operating results, and we may not be able to successfully consummate favorable transactions or successfully integrate acquired businesses.

We may pursue acquisitions or investments that we believe will help us achieve our strategic objectives. However, we may not be able to find other acquisition candidates in the future, and even if we do, we may not be able to complete acquisitions on favorable terms, if at all, and any such candidates may not be suitable for our business. If we do complete acquisitions, we may not ultimately achieve our goals or realize the anticipated benefits. The pursuit of such acquisitions could divert management time and focus from operation of our then-existing business and any integration process will require significant time and resources, which we may not be able to manage successfully. In addition, any acquisitions we complete could be viewed negatively by our customers or consumers and cause decreases in customer loyalty or product orders, which could negatively impact our financial condition. An acquisition, investment or other transaction, such as the acquisition of the Creston, Iowa and Seymour, Indiana facilities, for example, may also result in unforeseen operating difficulties and expenditures by disrupting our ongoing operations, subjecting us to additional liabilities (both known and unknown) and increasing our expenses, any of which could have an adverse effect on our business, financial condition and operating results. Moreover, the anticipated benefits of any acquisition, investment or business relationship may not be realized if, for example, we fail to retain and develop the acquired workforce, fail to integrate financial reporting systems, fail to manage the effects of unknown contingent liabilities, or are otherwise unable to successfully integrate the acquired business into our company. To pay for any such acquisitions, we would have to use cash, incur debt, or issue equity securities, each of which may affect our financial condition or the value of our securities and could result in dilution to our stockholders. If we incur more debt it would result in increased fixed obligations and could also subject us to covenants or other restrictions that would impede our ability to manage our operations. The integration of an acquired business, whether or not successful, requires significant efforts which may result in additional expenses and divert the attention of our management and technical personnel from other projects, which could disrupt our business and harm our business, financial condition and results of operations.

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

As a result of the COVID-19 pandemic and government actions to contain it, related volatility in the financial markets and deterioration of national and global economic conditions, we could experience material adverse operational and financial impacts, including:
•overall lower expenditures by potential commercial partners as a result of challenging economic circumstances arising from the COVID-19 pandemic;
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

The resumption of normal business operations after interruptions caused by COVID-19 may be delayed or constrained by lingering effects of COVID-19 on us or our suppliers, third-party service providers, counterparties in collaboration arrangement or licenses, or customers. Even after the COVID-19 outbreak has subsided, we may experience material and adverse impacts on our business, operating results, and financial condition as a result of the global economic impact of COVID-19 outbreak, including any recession that has occurred or may occur in the future.

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

Conditions in the U.S. agricultural industry significantly impact our operating results. Changes in the prices of commodity products could result in higher overall costs along the agricultural supply chain, which may negatively affect our ability to commercialize our products. We are susceptible to changes in costs in the agricultural industry as a result of factors beyond our control, such as general economic conditions, seasonal fluctuations, weather conditions, demand, food safety concerns, product recalls and government regulations. As a result, we may not be able to anticipate or react to changing costs by adjusting our practices, which could cause our operating results to deteriorate.

Adverse weather conditions, natural disasters, crop disease, pests and other natural conditions can impose significant costs and losses on our business.

The ability to grow our products is vulnerable to adverse weather conditions, including windstorms, floods, drought and temperature extremes, the effects of which may be influenced and intensified by ongoing global climate change. Unfavorable growing conditions can reduce both crop size and crop quality. In extreme cases, entire harvests may be lost in some geographic areas. Such adverse conditions can result in harvesting delays or loss of crops for farmers and cause us to be delayed, or to fail entirely, in delivering product to customers, resulting in loss of revenue. Furthermore, significant fluctuations in market prices for agricultural inputs and crops could also have an adverse effect on the prices of our products.

The ability to grow our products is also vulnerable to crop disease and to pests, which may vary in severity and effect, depending on the stage of production at the time of infection or infestation, the type of treatment applied, climatic conditions and the risks associated with ongoing global climate change. The costs to control disease and infestations vary depending on the severity of the damage and the extent of the plantings affected. Moreover, there can be no assurance that available technologies to remedy or control such diseases and infestations will continue to be effective. These diseases and infestations can also increase costs, decrease revenues and lead to additional changes to earnings, which may have a material adverse effect on our business, financial position and results of operations.

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

The regulatory environment around gene editing in plants for food ingredients is greatly uncertain outside of the U.S. and varies greatly from jurisdiction to jurisdiction. Each jurisdiction may have its own regulatory framework regarding genetically modified foods, which may include restrictions and regulations on planting and growing genetically modified plants and in the consumption and labeling of genetically modified foods that could apply to our products. To the extent regulatory frameworks outside of the U.S. are not receptive to our gene editing technologies, our ability to expand internationally may be limited.

Complying with the regulatory requirements outside the U.S. will be costly and time-consuming, and there is no guarantee we will be able to commercialize our products outside of the U.S.

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

Agricultural production and trade flows are subject to government policies and regulations. Governmental policies and approvals of technologies affecting the agricultural industry, such as taxes, tariffs, duties, subsidies, incentives and import and export restrictions on agricultural commodities and commodity products can influence the planting of certain crops, the location and size of crop production, and the volume and types of imports and exports. In addition, as we grow our business, we may be required to secure additional permits and licenses. For example, we are required to obtain a seed permit from each state in which we sell seed and, as we expand into additional states, we will be required to acquire seed permits in those additional states. In addition, future government policies in the U.S. or in other countries may discourage our customers from using our products or encourage the use of products more advantageous to our competitors, which would put us at a commercial disadvantage and could negatively impact our future revenues and results of operations.

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

We are also subject to the food safety regulations of the jurisdictions where our facilities are located and our products are distributed, and failure to comply with such food safety regulations can result in substantial fines and penalties. Specifically, we are subject to the FSMA, which enhances the FDA’s ability to regulate the growing, harvesting, manufacturing, processing, labeling, packaging, distributing and marketing of food in the U.S. The FDA has been active in implementing the requirements of the FSMA by issuing regulations to reduce the risk of contamination in food manufacturing. These regulations affect our daily operations, particularly those of our newly acquired Creston, Iowa and Seymour, Indiana facilities, and in order to remain in compliance with these regulations we may be required to modify our operations, purchase new equipment or make capital improvements. Any such modifications, improvements, fines or penalties could have an adverse effect on our business, financial condition and results of operations.

Litigation or legal proceedings could expose us to significant liabilities and have a negative impact on our reputation or business.

From time to time, we may be a party to various claims and litigation proceedings. We evaluate these claims and litigation proceedings to assess the likelihood of unfavorable outcomes and to estimate, if possible, the amount of potential losses. Based on these assessments and estimates, we may establish reserves, as appropriate. These assessments and estimates are based on the information available to management at the time and involve a significant amount of management judgment. Actual outcomes or losses may differ materially from our assessments and estimates. We are not currently party to any material litigation. Even when not merited, the defense of these lawsuits may divert management’s attention, and we may incur significant expenses in defending these lawsuits. The results of litigation and other legal proceedings are inherently uncertain, and adverse judgments or settlements in some of these legal disputes may result in adverse monetary damages, penalties or injunctive relief against us, which could negatively impact our financial position, cash flows or results of operations. Any claims or litigation, even if fully indemnified or insured, could damage our reputation and make it more difficult to compete effectively or to obtain adequate insurance in the future.

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

We have incurred losses during our history and do not expect to become profitable in the near future and may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire, if at all. As of December 31, 2022, we had U.S. federal net operating loss carryforwards of approximately $276.6 million.

Under the Tax Cuts and Jobs Act (the “Tax Act”), as modified by the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), U.S. federal net operating loss carryforwards generated in taxable periods beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such net operating loss carryforwards in taxable years beginning after December 31, 2020, is limited to 80% of taxable income. The extent to which states conform to the Tax Act or the CARES Act varies.

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

Filing, prosecuting and defending patents in all countries and jurisdictions throughout the world would be prohibitively expensive. Patent prosecution must be sought on a country-by-country basis, which is an expensive and time-consuming process with uncertain outcomes. Our intellectual property rights in some countries outside the U.S. could be less extensive than those in the U.S., assuming that rights are obtained in the U.S. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the U.S. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the U.S., or from selling or importing products made using our inventions in and into the U.S. or other jurisdictions.

Competitors may use our technologies in jurisdictions where we or our licensors do not pursue and obtain patent protection. Further, competition may export otherwise infringing products to territories where we or our licensors have patent protection, but where the ability to enforce those patent rights is not as strong as in the U.S. These products may compete with our products and our intellectual property rights and such rights may not be effective or enough to prevent such competition.

In addition, changes in, or different interpretations of, patent laws in the U.S. and other countries may permit others to use our discoveries or to develop and commercialize our technology and products without providing any notice or compensation to us or may limit the scope of patent protection that we or our licensors are able to obtain. The laws of some countries do not protect intellectual property rights to the same extent as U.S. laws and those countries may lack adequate rules and procedures for defending our intellectual property rights.

Furthermore, proceedings to enforce our patent rights and other intellectual property rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly, could put our or our licensors’ patent applications at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded to us, if any, may not be commercially meaningful, while the damages and other remedies we may be ordered to pay to such third parties may be significant. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

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

In addition, companies that perceive us to be a competitor may be unwilling to assign or license intellectual property and proprietary rights to us. We also may be unable to license or acquire third-party intellectual property and proprietary rights on terms that would allow us to make an appropriate return on our investment, or at all. If we are unable to successfully acquire or in-license rights to required third-party intellectual property and proprietary rights or maintain the existing intellectual property and proprietary rights we have, we may have to cease development of the relevant program, product or product candidate, which could have a material adverse effect on our business.

Risks Relating to Outstanding Warrants

The Company’s outstanding warrants are exercisable for common stock, which would increase the number of shares eligible for future resale in the public market and result in dilution to stockholders.

The outstanding Private Placement Warrants and Public Warrants to purchase an aggregate of 16.6 million shares of our common stock are exercisable as of January 8, 2023. Each such warrant entitles the holder thereof to purchase one share of common stock at a price of $11.50 per whole share, subject to adjustment. These warrants may be exercised only for a whole number of shares of common stock. In addition, the Company issued additional private warrants in connection with the issuance of certain notes payable in February 2020 and December 2021, and in connection with a private placement that was completed in March 2022 (see Note 15 to the audited consolidated financial statements under the headings “Notes Payable Warrants,” “Convertible Notes Payable Warrants” and “PIPE Investment Warrants”). To the extent such warrants are exercised, additional shares of common stock will be issued, which will result in dilution to the then existing holders of common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our common stock.

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

Risks Relating to our Current Financings

We are subject to numerous affirmative and negative covenants with respect to certain debt financings. The covenants may impede our ability to execute our business plan or to secure additional debt financing, and, if breached, may adversely affect our business, results of operations and financial condition.

Risks Relating to Avenue Capital Loan

On December 29, 2021 we and certain of our subsidiaries (collectively, the “Borrowers”), entered into a Loan and Security Agreement (the “Loan Agreement”) with Avenue Capital Management II, L.P. (the “Agent”), as administrative agent and collateral agent for several funds managed by the Agent (the “Lenders”), pursuant to which the Lenders loaned to the Borrowers the aggregate sum of $80 million and committed to loan to the Borrowers an additional aggregate sum of $100 million (the “Avenue Capital Loan”).

The Avenue Capital Loan is secured by a first lien security interest granted by the Borrowers to the Lenders in collateral consisting of all of each Borrower’s right, title and interest in all receivables, equipment, fixtures, general intangibles, inventory, investment property, deposit accounts, shares, goods, records, and other personal property of the Borrowers, and any proceeds of each of the foregoing, subject to certain specified limitations.

The Loan Agreement and other documentation entered into by the Borrowers in connection with the Avenue Capital Loan contain numerous affirmative and negative covenants on the part of the Borrowers in favor of the Agent and the Lenders. If we breach these covenants, the Agent may declare all amounts immediately due and payable and exercise its rights with respect to the security for those loans.

Among the affirmative covenants are a covenant on the part of the Borrowers to maintain at all times a “remaining months liquidity” for a period of time as provided in the Loan Agreement. Among the negative covenants are covenants requiring the Borrowers to obtain the Agent’s and/or the Lenders’ consent, subject to certain specified exceptions, prior to undertaking certain actions, including to: enter into a new business line; liquidate or dissolve, enter into any change of control transaction, or acquire another entity; sell, transfer, lease or license any assets other than in the ordinary course of business; make any loans, guarantees, advances or investments; prepay any indebtedness; repay any subordinated indebtedness; pay or declare dividends; take on any new indebtedness; create or incur any new liens; enter into any new personal property lease with an aggregate value of more than $1.5 million annually; make material changes to our insurance policies; or give material discounts, credits or rebates on an existing right to receive payment. These covenants may impede our ability to execute our business plan in the most efficient and effective manner.

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

Our stockholders may experience dilution as a result of the Avenue Capital Loan

At any time after six months from the initial closing of the Avenue Capital Loan and before the 42-month anniversary of the initial closing of the Avenue Capital Loan, up to $20 million of the principal amount of the Loan then outstanding may be converted (at a Lender’s option) into shares of our common stock (the “Conversion Option”), as further discussed in Note  14 to the audited consolidated financial statements under the heading “Convertible Notes Payable.”

As additional consideration for the Avenue Capital Loan, the Lenders received warrants (the “Convertible Notes Payable Warrants”) exercisable or exchangeable (at a Lender’s option) for shares of our common stock, as further discussed in Note 15 to the audited consolidated financial statements under the heading “Convertible Notes Payable Warrants.”

The exercise of the Conversion Option and/or the exercise of the Convertible Notes Payable Warrants could result in dilution for our existing stockholders.

Risks Relating to First National Bank of Omaha Loan

The operations of our wholly-owned subsidiary, Dakota Dry Bean Inc. (“DDB”), have been funded in part through a term loan from First National Bank of Omaha (“FNBO”) and a revolving line of credit provided by FNBO (the “FNBO Loans”). The FNBO Loans are secured by a limited guaranty from us. The FNBO Loans are also secured by a first lien security interest granted by DDB to FNBO in collateral consisting of all of DDB’s right, title and interest in all DDB personal property assets and any proceeds of such assets, and by first priority mortgages of all of DDB’s right, title and interest in all DDB owned real property assets and improvements thereon.

The FNBO Loans require DDB to comply with financial covenants, for which DDB will likely require financial support from us to remain in compliance. The FNBO Loans also require us to maintain a minimum cash balance. If DDB or we breach any of these FNBO Loan covenants, FNBO may declare all amounts immediately due and payable and exercise its rights with respect to the security for those debt financings.

If the FNBO Loan covenants are breached, we plan to attempt to secure a waiver of those covenants or an amendment that modifies the covenants, but there are no assurances that we will be able to comply with our future covenants without such a waiver or amendment, or that we will be successful in obtaining a waiver or an amendment.

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

We qualify as an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act. As such, we are eligible for and intend to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies for as long as we continue to be an emerging growth company, including, but not limited to, (a) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, (b) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and (c) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We will remain an emerging growth company until the earliest of (a) December 31, 2026, (b) the last date of our fiscal year in which we have total annual gross revenue of at least $1.235 billion, (c) the date on which we are deemed to be a “large accelerated filer” under the rules of the SEC with at least $700.0 million of outstanding securities held by non-affiliates or (d) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the previous three years. Investors may find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

The NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

In order to continue listing our securities on the NYSE, we will be required to maintain certain financial, distribution and stock price levels. Generally, we will be required to maintain a minimum market capitalization (generally $50,000,000), a minimum number of holders of our securities (generally 400 holders), and a minimum average closing price for our common stock (generally at least $1.00).

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

The trading market for our common stock relies in part on the research and reports that industry or financial analysts publish about us or our business. We do not control these analysts. In addition, some financial analysts may have limited expertise with our model and operations. Furthermore, if one or more of the analysts who do cover our business downgrade our common stock or industry, or the stock of any of our competitors, or publish inaccurate or unfavorable research about our business, the price of our common stock could decline. If one or more of these analysts ceases coverage of us or fails to publish reports on it regularly, we could lose visibility in the market, which in turn could cause our stock price or trading volume to decline.

Future sales, or the perception of future sales, by us or our stockholders in the public market could cause the market price of our common stock to decline, and any issuance of additional common stock, or securities convertible into common stock, could dilute common stockholders. We may issue additional common stock, or securities convertible into common stock, pursuant to our shelf registration statement (including our at-the-market facility), upon exercise of outstanding warrants, for additional financing purposes, in connection with strategic transactions such as acquisitions or collaboration agreements, or otherwise, any of which could result in dilution to existing stockholders.

The sale of shares of our common stock in the public market, or the perception that such sales could occur, could harm the prevailing market price of shares of our common stock. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

Shares of our common stock held by certain other of our stockholders are eligible for resale, subject to volume, manner of sale and other limitations under Rule 144 under the Securities Act (“Rule 144”). By exercising their registration rights and selling a large number of shares, these stockholders could cause the prevailing market price of our common stock to decline.

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

In addition, the shares of our common stock reserved for future issuance under our equity incentive plans will become eligible for sale in the public market once those shares are issued, subject to provisions relating to various vesting agreements, lock-up agreements and, in some cases, limitations on volume and manner of sale applicable to affiliates under Rule 144, as applicable. We have filed registration statements on Form S-8 under the Securities Act to register shares of our common stock issuable pursuant to our equity incentive plan and our employee stock purchase plan, and may in the future file one or more additional registration statements on FormS-8 for the same or similar purposes. Any such Form S-8 registration statements will automatically become effective upon filing. Accordingly, shares registered under such registration statements will be available for sale in the open market.

We have the ability to sell up to $400 million of additional shares of our common stock, or securities convertible into common stock, to the public through our shelf registration statement, including $100 million through our at-the-market facility. We currently intend to use our shelf registration statement (which may include our at-the-market facility), or alternative equity financing, to raise up to $100 million to supplement our projected cash needs. Any sales under our shelf registration statement are likely to result in dilution to our existing stockholders, and other types of equity financing may also result in dilution to our existing stockholders. Although we may obtain additional financing through non-dilutive means, we may be unable to do so. In the future, we may also issue our securities in connection with investments or acquisitions. The amount of shares of our common stock issued in connection with an investment or acquisition could constitute a material portion of our then-outstanding shares of common stock. Any issuance of additional securities may result in additional dilution to our stockholders.

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
Item 1B. Unresolved Staff Comments

None.
Item 2. Properties

Our executive offices, which are leased, are located at 1001 North Warson Road, Saint Louis, Missouri 63132, and our telephone number is (314) 222-8218. In addition, we have principal plants and facilities at the following locations:

•St. Louis, Missouri (Crop Accelerator, a leased controlled environmental research facility)

•St. Louis, Missouri (leased greenhouse, warehouse, office and research and development facilities)
•Creston, Iowa (an owned soy flour manufacturing facility)
•Bondurant, Iowa (a leased processing, warehouse, distribution, and research and development facility)
•Seymour, Indiana (an owned soybean processing facility on leased land)
•Minot, North Dakota (a leased research and development facility)
•Crary, North Dakota (an owned yellow pea processing facility)
•Devils Lake, North Dakota (an owned yellow pea processing facility)
•Lansford, North Dakota (an owned yellow pea distribution facility)
•Grand Forks, North Dakota (a leased office facility).

In addition to the properties identified above, we own or operate regional offices, seed production, field testing, distribution facilities, farmland, and other related properties. We believe that our facilities are sufficient to meet our current needs and that suitable additional space will be available as and when needed.
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
Holders
As of March 14, 2023, there were 247 holders of record of our shares of common stock. The actual number of stockholders of our common stock is greater than this number of record holders and includes stockholders who are beneficial owners of our securities whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.
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
Overview

Benson Hill is a food technology company on a mission to lead the pace of innovation in food. We have a vision to build a healthier and happier world by unlocking the natural genetic diversity of plants with the leading technology platform, CropOS®. Starting with consumer demand, we leverage CropOS and advanced breeding techniques to design food that’s better from the beginning: more nutritious, more flavorful, and more accessible, while enabling efficient production and delivering novel sustainability benefits to food and feed customers. We are headquartered in St. Louis, Missouri, where the majority of our research and development activities are managed. We operate a soy crushing and food-grade white flake and soy flour manufacturing operation in Creston, Iowa, a soy crushing facility in Seymour, Indiana, and we process dry peas in North Dakota, which we sell throughout North America.

We have an integrated go-to-market approach, leveraging the existing parts of the supply chain to create efficiencies and a feedback loop between consumers, farmers, and seed developers that has been lacking across the siloed agri-food value chain. We are working to design products with the consumer in mind, contract with farmers to grow and buy back the harvest, preserve the product identity through manufacturing, and ultimately sell food and ingredients directly to food companies, retailers, and others. We believe this integration and control of the product throughout the entire supply chain will enable us to link data to outcomes in our CropOS platform to fuel the next generation of products. Additionally, we believe this product information linkage will work to optimize environmental and social impacts, as well as traceability throughout the supply chain.

We believe that our commitment to environmental and social issues impacting our planet and our purpose-driven culture are fundamental to our ability to achieve our mission. Environmental, Social and Governance (“ESG”) principles help guide our thinking and approach throughout the development and commercialization of our products, and our innovative culture is rooted in our Core Values of Be Bold, Be Inspired and Be Real. We believe our leading technology platform, vertically integrated go-to-market strategy, and purpose-driven culture will help bridge the divide between evolving consumer preferences and quality traits already present within the genetic diversity of plants We see nature as our partner; technology as our enabler; and innovators like our company, our stakeholders, our stockholders and our partners as the catalysts to activate the change needed.
We partner with farmers, ingredient companies, and plant-based food and feed customers to commercialize our proprietary innovations in soybean, and in the near future yellow pea, for broad market applications in human food ingredients, edible oils, pet food and aquafeed. In particular, our Ultra-High Protein (“UHP”) soy-based ingredients have the potential to eliminate costly water- and energy-intensive ingredient processing steps associated with producing soy protein concentrate (“SPC”) products for the food and feed markets, which can alleviate supply constraints in North America and elsewhere. Our proprietary portfolio includes soy flake, soy grits, soy meal and soy flour for established food markets such as snacks, baked goods and meat extensions, and a functional alternative to traditional SPC for plant-based protein alternatives to meat, dairy, and other emerging categories.

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
COVID-19
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
Divestiture of J&J Produce, Inc.
On December 29, 2022, we entered into a Stock Purchase Agreement to sell J&J Produce, Inc. (“J&J”) and all of the outstanding equity securities of J&J’s subsidiaries for aggregate cash consideration of $3.0 million, subject to certain adjustments. J&J was the main component of the Fresh segment. The closing of the transactions contemplated by the Stock Purchase Agreement is scheduled to occur on June 30, 2023, or such other date as is mutually agreed by the parties. In connection with the Stock Purchase Agreement, on December 29, 2022, J&J entered into a Purchase and Sale Agreement, pursuant to which J&J sold certain real and personal property comprising an agricultural production and processing facility located in Vero Beach, Florida for an aggregate purchase price of $18.0 million, subject to certain adjustments. Certain property was leased back to J&J pursuant to a separate agricultural and facility lease for a short period of time. Our strategic shift to exit the Fresh segment met the criteria to be classified as businesses held for sale and to be presented as a discontinued operation. As a result of the divestiture of the Fresh segment, we incurred an impairment charge of $11.6 million and loss on sale of $10.2 million for the year ended December 31, 2022. Refer to Footnote 4 - Discontinued Operations for further details on the divestiture of the Fresh segment.

Collaboration Agreement with ADM

On August 5, 2022, we entered into an exclusive collaboration and marketing rights agreement (the “Collaboration Agreement”) with Archer-Daniels-Midland Company (“ADM”) to collaborate on an exclusive basis in the commercialization of certain high-protein soy ingredients for the human food and nutrition market in North America based on certain of our proprietary commercial soybean seed genetics (“Proprietary Soy Genetics”). Pursuant to the terms of the Collaboration Agreement, we have agreed to collaborate with ADM to engage soybean growers in certain parts of the United States to source production and supply of grain grown from Proprietary Soy Genetics (“Proprietary Soy Grain”) for processing by ADM into soy protein ingredients. We received an upfront cash payment, and expect to receive annual technology access fees and value sharing payments on all soy protein ingredients sold by ADM that are processed from the Proprietary Soy Grain supplied by us, and we are eligible to receive milestone payments upon achievement of certain objectives. Unless earlier terminated, the Collaboration Agreement will remain in effect until December 31, 2027, or until December 31, 2030 if extended pursuant to its terms. See the Current Report on Form 8-K filed with the SEC on August 8, 2022 for additional information.

PIPE Investment

On March 24, 2022, we entered into definitive subscription agreements with certain investors providing for the private placement of an aggregate of 26,150 units at a price of $3.25 per unit, for an aggregate purchase price of approximately $85.0 million (the “PIPE Investment”). Each unit consists of one share of our common stock and a warrant to purchase one-third of one share of our common stock. In connection with the PIPE Investment, we incurred transactions costs of $4.2 million. The net proceeds of $80.8 million provided us with additional liquidity to fund the business.
Key Components of Statement of Operations
Revenue
We generate revenue from product sales and commissions earned on product sales to consumer product companies, ingredient suppliers, feed companies and other customers. In addition, from time to time we engage in collaborative arrangements for joint operating activities.
Product sales consist primarily of sales of soybean grain, soybean oil, soybean meal, soybean flakes and soybean flour and texturized flour, sales of processed yellow pea and sales of seed.
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

Results from Continuing Operations
The following discussion and analysis of our Consolidated Statements of Operations should be read along with our audited consolidated financial statements included in this Annual Report on Form 10-K. Unless otherwise indicated, all financial data in this Annual Report on Form 10-K refer to continuing operations only. For more information on the consolidated basis of preparation, see Note 2 to our audited consolidated financial statements in this Annual Report on Form 10-K. For a discussion and analysis of the year ended December 31, 2021, compared to the same period in 2020, please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 28, 2022.

2022 Compared to 2021
The following table shows the amounts from our consolidated statements of operations for the periods presented:

	Year Ended December 31,
(in thousands USD)	2022	2021
Revenues	$381,233	$90,945
Cost of sales	377,706	96,846
Gross profit (loss)	3,527	(5,901)
Operating expenses:
Research and development	47,500	40,574
Selling, general and administrative expenses	81,034	71,947
Total operating expenses	128,534	112,521
Loss from operations	(125,007)	(118,422)
Other (income) expense:
Interest expense, net	21,444	4,481
Loss on extinguishment of debt	—	11,742
Change in fair value of warrants	(49,063)	(12,127)
Other income, net	2,253	(549)
Total other (income) expense, net	(25,366)	3,547
Net loss before income tax	(99,641)	(121,969)
Income tax expense	59	231
Net loss from continuing operations	$(99,700)	$(122,200)

	Year Ended December 31,
(in thousands USD)	2022	2021
Revenues
Proprietary	$72,578	$38,043
Non-proprietary	308,655	52,902
Total revenues	$381,233	$90,945
Revenues

Revenues for the year ended December 31, 2022 were $381.2 million, an increase of $290.3 million or 319%, as compared to the same period in 2021. Included within revenues are the results of exchange-traded futures used to manage the risk of fluctuating Chicago Board of Trade prices related to forecasted ingredient sales entered into in the normal course of business. These economic hedges resulted in losses of $14.0 million for the year ended December 31, 2022 and losses of $0.8 million for the same period in 2021. After accounting for all hedging activity, the year-over-year increase in revenues was primarily driven by favorable commodity pricing for non-proprietary soybean ingredient and crude oil products, as well as yellow pea ingredients, and increasing demand for proprietary non-GMO soybean food ingredients, aquafeed ingredients and high oleic oil products. A primary driver of higher sales volumes was the acquisition of our Seymour, Indiana and Creston, Iowa facilities in the third and fourth quarters of 2021, respectively, which secured ingredient manufacturing capabilities for both our proprietary and non-proprietary offerings and grew our customer base.

Gross Profit (Loss)
For the year ended December 31, 2022, we reported a gross profit of $3.5 million, an increase of $9.4 million as compared to the same period in 2021. Included within gross profit in 2022 are losses of $21.6 million associated with hedging activities that were offset by physical deliveries except for $4.9 million, which are tied to future period transactions and operations that are expected to be economically offset in future periods. Included within gross profit in 2021 were losses of $0.6 million associated with hedging activities. The overall increase in profitability was driven by the enablement of the closed-loop business model, which drove proprietary and non-proprietary soy and yellow pea revenues and achievement of higher through-put capacities at the two soy facilities acquired in the prior year, as well as a profit contribution from our partnership and licensing agreement. The overall increase in gross profit was partially offset by pressures in the supply chain, as well as the previously discussed losses associated with hedging activities.
Research and Development Expenses
Research and development expenses for the year ended December 31, 2022 of $47.5 million increased $6.9 million as compared to the same period in 2021. The increase was primarily driven by higher payroll and related expenses, including non-cash stock-based compensation expense, increases in staffing, as well as higher technology costs and facilities expenses. Higher facility costs are primarily related to the costs associated with our Crop Accelerator facility, which opened during the fourth quarter of 2021.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the year ended December 31, 2022 of $81.0 million increased $9.1 million as compared to the same period in 2021. The increase was primarily driven by increased staffing and related expenses, including non-cash stock-based compensation expense, increased insurance costs as a result of expanded operations and operating as a public company, and PIPE Investment transaction costs of $0.7 million. The increase in staff and related expenses resulted from the increase in personnel necessary to support the scale of our business operations and the requirements associated with being a public company.
Total Other (Income) Expense, Net
Total other income, net for the year ended December 31, 2022 of $25.4 million increased $28.9 million as compared to the same period in 2021. The increase was largely due to income of $49.1 million resulting from the change in fair value of the Company’s warrant and conversion option liabilities, primarily driven by the decrease in the Company’s share price in the current period, as compared to income of $12.1 million in the same period in 2021. Other income also increased as compared to 2021 as a result of $11.7 million of expense for extinguishment of debt incurred in 2021, which did not reoccur in 2022. These increases in other income were partially offset by an increase in interest expense of $17.0 million, including the amortization of debt discounts and commitment assets, driven by an increase in outstanding debt as well as an increase in financing lease obligations as a result of the commencement of the Crop Accelerator facility lease in the fourth quarter of 2021.
Income Tax Expense
No net income tax benefit for net operating losses incurred in the U.S. has been recorded due to uncertainty in realizing a benefit from these items. The tax expense recorded for the years ended December 31, 2022 and 2021 were immaterial. See Note 16 — Income Taxes in the notes to the audited consolidated financial statements for additional information.
Adjusted EBITDA
Adjusted EBITDA is a non-GAAP financial measure of performance. Among other financial metrics, our management reviews results of operations based upon Adjusted EBITDA. We calculate Adjusted EBITDA as consolidated net loss from continuing operations before net interest expense, income tax provision and depreciation and amortization, further adjusted to exclude stock-based compensation, and the impact of significant non-recurring items.
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
Because of these limitations, Adjusted EBITDA should be considered along with other operating and financial performance measures presented in accordance with GAAP. Adjusted EBITDA for each of the years ended December 31, 2022 and 2021, is presented below. A reconciliation of our consolidated net loss to Adjusted EBITDA is also presented below.

	Year Ended December 31,
(in thousands USD)	2022	2021
Adjustments to reconcile net loss from continuing operations to Adjusted EBITDA
Net loss from continuing operations	$(99,700)	$(122,200)
Interest expense, net	21,444	4,481
Income tax expense (benefit)	59	231
Depreciation and amortization	20,513	10,478
Stock-based compensation	19,520	7,183
Change in fair value of warrants	(49,063)	(12,127)
Other non-recurring costs, including acquisition costs	5,582	4,688
Employee retention credit	—	(1,550)
Merger transaction costs	—	11,693
Non-recurring public company readiness costs	—	5,265
Loss on extinguishment of debt	—	11,742
South America seed production costs	—	2,805
Adjusted EBITDA	$(81,645)	$(77,311)
Adjusted EBITDA for the year ended December 31, 2022 was a loss of $81.6 million, which represents a decrease of $4.3 million as compared to the same period in 2021. The greater loss for 2022 was impacted by losses incurred on our portfolio of derivatives of $21.6 million, $4.9 million of which is attributable to economic hedges on future transactions and operations, compared to derivative losses of $0.6 million in 2021. The derivative losses in the current period were the result of record levels of commodity pricing of soybeans and soybean-related products. The decrease was also impacted by increases in centralized operations and research and developments costs from increased staffing and related expenses as previously discussed. Excluding the impact of our derivative losses, the Adjusted EBITDA loss improved year over year. The improvement in the loss was primarily driven by higher volumes resulting from the two soy facility acquisitions in the prior year as well as an increase in pricing for both soybean (proprietary and non-proprietary) and yellow pea ingredient products.
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

Since inception, our primary sources of liquidity have been equity and debt financings. On December 31, 2022, our liquidity was comprised of cash and marketable securities of $157.2 million and restricted cash of $17.9 million. In March 2022, we entered into subscription agreements with a number of investors for the private placement of warrants to purchase shares of our common stock that resulted in proceeds, net of issuance costs, of approximately $80.8 million. On November 10, 2022, we filed a shelf registration statement on Form S-3, which was declared effective on November 22, 2022. Under our shelf registration statement, we may offer and sell up to $400.0 million in the aggregate of our common stock, preferred stock, debt securities, warrants and units from time to time in one or more offerings. Also on November 10, 2022, we entered into a sales agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”) pursuant to which we may issue and sell from time to time up to $100.0 million of our common stock through or to Cowen as our sales agent or principal in an at-the-market offering (the “ATM Offering”), which is included in the $400.0 million of common stock that may be offered pursuant to our shelf registration statement. Any shares of our common stock sold in the ATM Offering are to be issued pursuant to our shelf registration statement and the prospectus supplement relating to the ATM Offering dated November 22, 2022. As of December 31, 2022, we sold 69,619 shares of our common stock for gross proceeds of $211 pursuant to the ATM Offering and received net proceeds of $204. We currently intend to use our shelf registration statement (which may include the ATM Offering), or alternative equity financing, to raise up to $100 million to supplement our projected cash needs. Any sales under our shelf registration statement are likely to result in dilution to our existing stockholders, and other types of equity financing may also result in dilution to our existing stockholders. Although we may seek to obtain additional financing through non-dilutive means, we may be unable to do so.

We have multiple debt instruments (see Note 14 - Debt), including term loans, notes payable and a revolving line of credit. As of December 31, 2022, our commitments include term debt and notes payable outstanding of $106.2 million, access to a revolving credit facility of up to $6.0 million, as capped by a defined borrowing base that could result in availability that is less than this amount, and lease liabilities of $81.4 million. Certain of our debt instruments require adherence to financial covenants, including maintaining minimum liquidity and maintenance of a minimum cash balance. If we breach these covenants, the holder of the debt may declare all amounts immediately due and payable. In March 2023, we entered into a third amendment to our existing term loan credit facility, which, among other things, extended the interest-only period for six months, through the second quarter of 2024, and allowed the restricted cash to be counted towards the required minimum liquidity covenant calculation.

In addition, our commitments include capital expenditures associated with expansion of our extruding capacity to manufacture soy flour texturization ingredients, operating costs supporting the sale of products, and general administrative expenses for the organization. For the year ended December 31, 2022, we incurred a net loss from continuing operations of $99.7 million and had negative cash flows from operating activities of $93.4 million.

Our business prospects are subject to risks, expenses, and uncertainties frequently encountered by emerging growth companies, including access to capital. We have incurred significant losses since inception primarily due to investment into technology and costs associated with early-stage commercialization of products. These factors, coupled with expected capital expenditures, indicated that, without further action, our forecasted cash flows would not have been sufficient for us to meet our contractual commitments and obligations as they came due in the ordinary course of business for 12 months after the date the consolidated financial statements were issued.

Our liquidity plans and operating budget include further actions that we believe are probable of being achieved in the 12 months after the date the consolidated financial statements are issued. These actions include improving operating efficiencies by reducing certain operating costs and restructuring certain parts of our organization, exploring strategic options involving our Seymour, Indiana soy crush facility, supplementing cash needs by selling additional shares of our common stock, or securities convertible into common stock, to the public through our shelf registration statement, or obtaining alternative equity financing, and attempting to refinance our current high-cost debt with a conventional, lower cost, lending facility of up to $100 million. There are no guarantees that we will achieve any of these plans, which involve risks and uncertainties, but based on these plans and our forecast and related assumptions, we believe it is probable that we will meet our obligations as they become due in the ordinary course of business for the 12 months following the date our financial statements were issued. See Note 1 — Description of Business in the notes to the audited consolidated financial statements for further discussion.

To grow our business, we expect we will need to secure additional capital, which could be debt or equity financing and may lead to dilution of our common stockholders. We believe that our liquidity plans and operating budget mentioned above will supplement our future strategic growth initiatives and our longer-term capital needs. We are continuously assessing our business plans and capital structure. We may also require additional capital in the future to fund capital expenditures, acquisitions or other investments. These capital requirements could be substantial. The amount and timing of our future funding requirements will depend on many factors, including the success of the commercialization of certain of our products, our ability to continue to satisfy our financial covenants under our financing facilities, and the ability to repay or refinance our indebtedness as it becomes due. We could potentially use our available financial resources sooner than we currently expect. Our failure to raise capital as and when needed could have significant negative consequences for our business, financial condition and results of consolidated operations. We cannot guarantee that we will be able to meet existing financial covenants or obtain new financing on favorable terms, if at all. Our future capital requirements and the adequacy of available funds will depend on many factors, including those more fully described under the heading “Risk Factors — Risks Relating to Our Business and Industry” in Part I, Item 1A of this Annual Report.
Summary of Cash Flows
A summary of the Company’s cash flows from operating, investing and financing activities is presented in the following table:

	Year Ended December 31,
(in thousands USD)	2022	2021
Statement of Cash Flows Data:
Net cash used in operating activities	$(93,396)	$(117,750)
Net cash used in investing activities	(40,246)	(154,589)
Net cash provided by financing activities	98,009	341,555
Effect of exchange rate changes on cash	(9)	4
Net increase (decrease) in cash, cash equivalents and restricted cash	(35,642)	69,220
Cash, cash equivalents and restricted cash, beginning of period	78,963	9,743
Cash, cash equivalents and restricted cash, end of period	$43,321	$78,963
Net Cash Used in Operating Activities
On a consolidated basis, net cash flows used by operating activities were $93.4 million and $117.8 million for the year ended December 31, 2022 and 2021, respectively. The increase in cash inflows of $24.4 million for the year ended December 31, 2022 as compared to the same period in 2021 was primarily attributed to the improvement in our operating assets and liabilities of $12.7 million.

Net cash flows provided by operating activities from discontinued operations were not significant for the year ended December 31, 2022 as compared to net cash flows of $9.5 million used by operating activities for the year ended December 31, 2021. The increase in cash inflows of $9.5 million from operating activities in 2022 as compared to 2021 was primarily driven by a reduction in inventories of $5.8 million and a decrease in accounts receivables of $4.5 million in discontinued operations.
Net Cash Used in Investing Activities
On a consolidated basis, net cash flows used by investing activities were $40.2 million and $154.6 million for the years ended December 31, 2022 and 2021, respectively, representing a decrease in cash outflows of $114.4 million in 2022. We paid $116.3 million in connection with the acquisition of two soybean processing facilities and related assets in 2021. There were no acquisitions in 2022. An increase in net investment of $33.0 million in marketable securities was offset by net cash proceeds of $17.1 million from the divestiture of the Fresh business and a decrease in payments for property and equipment of $15.0 million for the year ended December 31, 2022 as compared to the same period in 2021.
Net cash flows provided by investing activities from discontinued operations were $7.6 million for the year ended December 31, 2022 as compared to net cash flows of $23.9 million used by investing activities for the year ended December 31, 2021. The increase in cash inflows of $31.5 million from investing activities in 2022 as compared to 2021 was attributed to the proceeds of $17.1 million from the divestiture of the Fresh segment and a decrease of $14.4 million in payments for property and equipment.
Net Cash Provided by Financing Activities
On a consolidated basis, net cash flows provided by financing activities were $98.0 million and $341.6 million for the years ended December 31, 2022 and 2021, respectively, representing a decrease of $243.5 million of cash inflows from financing activities. Cash inflows from the merger and equity financing activities decreased by $204.3 million and cash inflows from debt financing decreased by $40.0 million for the year ended December 31, 2022 as compared to the same period in 2021.

Net cash flows provided by financing activities from discontinued operations were $2.8 million attributed to debt financing activities for the year ended December 31, 2022. Net cash flows used by financing activities from discontinued operations were immaterial for the year ended December 31, 2021.

Commitments and Contingencies

The information set forth in Note 22 – Commitments and Contingencies to the accompanying Consolidated Financial Statements included in Part II, Item 8 of this report is incorporated herein by reference.
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
Revenue Recognition
We generate revenue from product sales and commissions earned on product sales to consumer product companies, ingredient suppliers, feed companies and other customers. In addition, from time to time we engage in collaborative arrangements for joint operating activities.
Product sales consist primarily of sales of soybean grain, soybean oil, soybean meal, soybean flakes and soybean flour and texturized flour, sales of processed yellow pea and sales of seed.
Product Sales
We recognize revenue on product sales, consisting primarily of soybean grain, soybean oil, soybean meal, soybean flakes and soybean flour and texturized flour, processed yellow pea and seed at the point in time when obligations under the terms of a contract with the customer are satisfied. This generally occurs at the time of transfer of control of the product. In reaching this conclusion, we consider several control indicators of the timing of the transfer of control, including significant risks and rewards of ownership, physical possession, and our right to receive payment. Shipping and handling costs related to contracts with customers for product sales are accounted for as a fulfillment activity and not as a separate performance obligation to customers.
Sales, use, value-added, and other excise taxes are excluded from the measurement of the transaction price. We generally do not allow a right of return.
Collaborative Arrangements
The Company analyzes its collaborative arrangements to assess whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards, and therefore are within the scope of FASB ASC Topic 808, Collaborative Arrangements (“ASC 808”). These arrangements provide various types of payments to the Company, including upfront fees, funding of research and development services, usage fees and royalty payments on product sales. These payments may not commensurate with the timing of revenue recognition, and therefore, result in deferral of revenue recognition. We recognize revenue based on the amount of the transaction price that is allocated to each respective performance obligation when or as the performance obligation is satisfied.

Stock-Based Compensation
Stock-based compensation expense is measured at the grant date based on the fair value of the award and is recognized over the requisite service period, which typically is the vesting period. Stock-based compensation is classified as research and development and selling, general and administrative expenses in our consolidated statements of income.
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
Intangible assets consist primarily of customer relationships, trade names, employment agreements, technology licenses and developed and acquired technology. Intangible assets are valued based on the income approach which utilizes discounted cash flows. These estimates generally constitute Level 3 inputs under the fair value hierarchy.
In conjunction with business acquisitions, we obtain trade names, permits, enter into employment agreements, and gain access to the distribution channels and customer relationships of the acquired companies. Trade names and permits are amortized over their estimated useful life, which is generally ten years. Developed and acquired technology are amortized over their estimated useful life of 13 years to 15 years. Employment agreements are being amortized over the contractual period. Customer relationships are expected to provide us with economic benefits over the estimated life of the relationship, which is generally 15 years, and are amortized on a straight-line basis. The amortization period of customer relationships represents management’s best estimate of the expected usage or consumption of the economic benefits of the acquired assets, which is based on our historical experience of customer attrition rates.
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

Warrant Liabilities
We account for our PIPE Investment Warrants, Private Placement Warrants, Public Warrants, Notes Payable Warrants and Convertible Notes Payable Warrants as derivative warrant liabilities in accordance with ASC 815 with the exception of the Notes Payable Warrant issued in connection with the Merger which qualifies for equity treatment. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the change in fair value of warrants in the consolidated statements of operations. The fair value of the Public Warrants are measured based on the closing price of the warrant traded on the NYSE. The Private Placement Warrants and Convertible Notes Payable Warrants are estimated at each measurement date using a Black-Scholes option pricing model. The PIPE Investment Warrants are estimated at each measurement date using the Monte Carlo simulation. As the Notes Payable Warrant holder has the ability to exercise the warrant at no cost into the our common stock upon expiration, we value the warrant at each measurement date based on the closing price of our common stock.
Conversion Option Liability
We account for the conversion option on our convertible term loan as a derivative liability in accordance with ASC 815 and therefore recognize the conversion option at fair value and adjust the liability to fair value at each reporting period. The liability is subject to re-measurement at each balance sheet date until exercised or expired, and any change in fair value is recognized in the consolidated statements of operations. The fair value of the conversion option is measured using a Black-Scholes option pricing model.
Business Combinations
We allocate the purchase price of our acquisitions to the assets acquired and liabilities assumed based upon their respective fair values at the acquisition date. We utilize management estimates and an independent third-party valuation firm to assist in determining these fair values. When necessary based on the timing of an acquisition, we will utilize a benchmarking approach based on our historical acquisitions and similar industry acquisitions to determine the preliminary fair values for certain acquired assets. The excess of the acquisition price over the estimated fair value of the net assets acquired is recorded as goodwill. Goodwill is adjusted for any changes to acquisition date fair value amounts made within the measurement period. Acquisition-related transaction costs are recognized separately from the business combination and expensed as incurred.
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
Emerging Growth Company
We are an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, and have elected to take advantage of the benefits of the extended transition period for new or revised financial accounting standards. We expect to remain an emerging growth company at least through December 31, 2023 and expect to continue to take advantage of the benefits of the extended transition period, although we may decide to early adopt such new or revised accounting standards to the extent permitted by such standards. We expect to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and non-public companies until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”). This may make it difficult or impossible to compare our financial results with the financial results of another public company that is either not an emerging growth company or is an emerging growth company that has chosen not to take advantage of the extended transition period exemptions because of the potential differences in accounting standards used.
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
We will remain an emerging growth company under the JOBS Act until the earliest of (a) December 31, 2026, (b) the last date of our fiscal year in which we have total annual gross revenue of at least $1.235 billion, (c) the date on which we are deemed to be a “large accelerated filer” under the rules of the SEC with at least $700.0 million of outstanding securities held by non-affiliates or (d) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the previous three years.
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
Credit Risk
Credit risk with respect to accounts receivable is generally not significant due to a limited carrying balance of receivables. We routinely assess the creditworthiness of our customers. We generally have not experienced any material losses related to receivables from individual customers, or groups of customers for the years ended December 31, 2022, 2021 and 2020. We do not require collateral. Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed by management to be probable in our accounts receivable.
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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Benson Hill, Inc.
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Benson Hill, Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and the financial statement schedule listed in the Index at Item 15 (a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

St. Louis, Missouri
March 16, 2023

Benson Hill, Inc.
Consolidated Balance Sheets
(In Thousands USD)

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$25,053	$78,940
Marketable securities	132,121	103,689
Accounts receivable, net	28,591	22,128
Inventories, net	62,110	37,004
Prepaid expenses and other current assets	29,346	16,806
Current assets held for sale	23,507	24,791
Total current assets	300,728	283,358
Property and equipment, net	99,759	98,076
Right of use asset, net	68,193	73,712
Goodwill and intangible assets, net	27,377	35,397
Other assets	4,863	4,538
Noncurrent assets held for sale	—	39,816
Total assets	$500,920	$534,897

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$36,717	$20,288
Current lease liability	3,682	1,831
Current maturities of long-term debt	2,242	6,901
Accrued expenses and other liabilities	33,435	25,608
Current liabilities held for sale	16,441	17,054
Total current liabilities	92,517	71,682
Long-term debt	103,991	77,035
Long-term lease liability	77,722	77,152
Warrant liabilities	24,285	46,051
Conversion option liability	8,091	8,783
Deferred tax liabilities	283	294
Other non-current liabilities	129	316
Noncurrent liabilities held for sale	—	2,137
Total liabilities	307,018	283,450
Commitments and contingencies (refer to Footnote 22)
Stockholders’ equity:
Redeemable convertible preferred stock, $0.0001 par value; 1,000 authorized, no shares issued and outstanding as of December 31, 2022 and 2021, respectively	—	—
Common stock, $0.0001 par value, 440,000 and 440,000 shares authorized; 206,668 and 178,089 shares issued and outstanding as of December 31, 2022 and 2021, respectively	21	18
Additional paid-in capital	609,450	533,101
Accumulated deficit	(408,474)	(280,569)
Accumulated other comprehensive loss	(7,095)	(1,103)
Total stockholders’ equity	193,902	251,447
Total liabilities and stockholders’ equity	$500,920	$534,897
See accompanying notes to the consolidated financial statements.

Benson Hill, Inc.
Consolidated Statements of Operations
(In Thousands USD, Except Per Share Information)

	Year Ended December 31,
	2022	2021	2020
Revenues	$381,233	$90,945	$59,070
Cost of sales	377,706	96,846	54,421
Gross profit (loss)	3,527	(5,901)	4,649
Operating expenses:
Research and development	47,500	40,574	29,457
Selling, general and administrative expenses	81,034	71,947	29,466
Impairment of goodwill	—	—	2,954
Total operating expenses	128,534	112,521	61,877
Loss from operations	(125,007)	(118,422)	(57,228)
Other (income) expense:
Interest expense, net	21,444	4,481	6,554
Loss on extinguishment of debt	—	11,742	—
Change in fair value of warrants and conversion options	(49,063)	(12,127)	661
Other (income) expense, net	2,253	(549)	29
Total other (income) expense, net	(25,366)	3,547	7,244
Net loss from continuing operations before income tax	(99,641)	(121,969)	(64,472)
Income tax expense	59	231	48
Net loss from continuing operations, net of tax	(99,700)	(122,200)	(64,520)
Net loss from discontinued operations, net of tax (refer to Footnote 4)	(28,205)	(4,047)	(2,639)
Net loss	$(127,905)	$(126,247)	$(67,159)

Net loss per common share:
Basic and diluted net loss per common share from continuing operations	$(0.55)	$(1.00)	$(0.77)
Basic and diluted net loss from discontinued operations, net of tax	$(0.16)	$(0.04)	$(0.03)
Basic and diluted net loss per common share	$(0.71)	$(1.04)	$(0.81)
Weighted average shares outstanding:
Basic and diluted weighted average shares outstanding	179,867	121,838	83,295
See accompanying notes to the consolidated financial statements.

Benson Hill, Inc.
Consolidated Statements of Comprehensive Loss
(In Thousands USD)

	Year Ended December 31,
	2022	2021	2020
Net loss	$(127,905)	$(126,247)	$(67,159)
Foreign currency:
Comprehensive (loss) income	(9)	4	(226)
	(9)	4	(226)
Marketable securities:
Comprehensive loss	(3,678)	(1,813)	(109)
Adjustments for net (losses) income realized in net loss	(2,305)	1,031	223
	(5,983)	(782)	114
Total other comprehensive (loss) income	(5,992)	(778)	(112)
Total comprehensive loss	$(133,897)	$(127,025)	$(67,271)
See accompanying notes to the consolidated financial statements.

Benson Hill, Inc.
Consolidated Statements of Stockholders’ Equity
(In Thousands USD)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance as of December 31, 2020	71,900	$7	$135,299	$(83,395)	$(213)	$51,698
Impact of adoption of Topic 606	—	—	—	519	—	519
Stock Option exercises, net	332	—	72	—	—	72
Stock-based compensation expense	—	—	1,010	—	—	1,010
Sale of Series D redeemable convertible preferred stock, net of issuance costs of $4,668	38,412	4	154,416	—	—	154,420
Retirement of redeemable convertible preferred stock, including deemed dividend:
Retirement of Series A	(1,543)	—	(1,164)	—	—	(1,164)
Retirement of Series B	(404)	—	(500)	—	—	(500)
Deemed dividend	—	—	(1,815)	(4,287)	—	(6,102)
Comprehensive loss	—	—	—	(67,159)	(112)	(67,271)
Balance as of December 31, 2021	108,697	$11	$287,318	$(154,322)	$(325)	$132,682
Merger and PIPE Shares, net of transaction costs of $36,770	68,069	7	233,333	—	—	233,340
Conversion of warrants into common stock and issuance of equity classified warrants upon Merger	325	—	4,576	—	—	4,576
Stock Option exercises, net	998	—	713	—	—	713
Stock-based compensation expense	—	—	7,183	—	—	7,183
Other	—	—	(22)	—	—	(22)
Comprehensive loss	—	—	—	(126,247)	(778)	(127,025)
Balance as of December 31, 2021	178,089	$18	$533,101	$(280,569)	$(1,103)	$251,447
PIPE Investment and at-the-market offering, net of issuance cost of $4,087	26,220	3	54,504	—	—	54,507
Stock Option exercises, net	2,265	—	2,325	—	—	2,325
Restricted Stock Units, net	94	—	—	—	—	—
Stock-based compensation expense	—	—	19,520	—	—	19,520
Other	—	—	—	—	—	—
Comprehensive loss	—	—	—	(127,905)	(5,992)	(133,897)
Balance as of December 31, 2022	206,668	$21	$609,450	$(408,474)	$(7,095)	$193,902
See accompanying notes to the consolidated financial statements.

Benson Hill, Inc.
Consolidated Statements of Cash Flows
(In Thousands USD)

	Year Ended December 31,
	2022	2021	2020
Operating activities
Net loss	$(127,905)	$(126,247)	$(67,159)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	22,836	12,817	7,504
Stock-based compensation expense	19,520	7,183	1,010
Bad debt expense	863	309	133
Change in fair value of warrants and conversion options	(49,063)	(12,127)	661
Amortization related to financing activities	9,279	1,389	2,507
Loss on extinguishment of debt	—	11,742	—
Loss on divestiture of discontinued operations	10,246	—	—
Impairment	11,579	—	4,832
Loss on investments and amortization of premiums	4,755	—	—
Other	4,579	(65)	364
Changes in operating assets and liabilities:
Accounts receivable	(3,070)	(7,038)	693
Inventories	(4,663)	(11,690)	(5,364)
Other assets	6,542	(13,149)	(30)
Accounts payable	(5,313)	11,293	(1,949)
Accrued expenses	6,419	7,539	4,120
Other liabilities	—	294	—
Net cash used in operating activities	(93,396)	(117,750)	(52,678)
Investing activities
Purchases of marketable securities	(372,170)	(648,923)	(208,780)
Proceeds from maturities of marketable securities	139,063	2,499	9,070
Proceeds from sales of marketable securities	193,250	639,612	107,243
Payments for acquisitions of property and equipment	(16,486)	(31,490)	(9,855)
Payments made in connection with business acquisitions	(1,034)	(116,287)	—
Proceeds from divestitures of discontinued operations	17,131	—	1,650
Net cash used in investing activities	(40,246)	(154,589)	(100,672)
Financing activities
Net contributions from Merger, at-the-market offering and PIPE financing, net of transaction costs of $4,087 and $34,940 for 2022 and 2021, respectively	81,109	285,378	—
Payments for extinguishment of debt	—	(43,082)	—
Principal payments on debt	(7,288)	(4,400)	(8,941)
Proceeds from issuance of debt	23,540	103,634	24,534
Borrowing under revolving line of credit	19,774	20,954	25,587
Repayments under revolving line of credit	(19,821)	(20,907)	(27,082)
Proceeds from issuance of redeemable convertible preferred stock, net of costs	—	—	154,420
Retirement of redeemable convertible preferred stock	—	—	(7,766)
Repayments of financing lease obligations	(1,630)	(703)	(121)
Proceeds from the exercise of stock options and warrants	2,325	681	72
Net cash provided by financing activities	98,009	341,555	160,703
Effect of exchange rate changes on cash	(9)	4	(226)
Net (decrease) increase in cash, cash equivalents and restricted cash	(35,642)	69,220	7,127
Cash, cash equivalents and restricted cash, beginning of year	78,963	9,743	2,616
Cash, cash equivalents and restricted cash, end of year	$43,321	$78,963	$9,743

Supplemental disclosure of cash flow information
Cash paid for taxes	$57	$53	$—
Cash paid for interest	$14,398	$6,591	$4,685
Supplemental disclosure of non-cash activities
Issuance of Notes Payable Warrants and Convertible Notes Payable Warrants	$—	$6,663	$4,580
Conversion of Notes Payable Warrants upon Merger	$—	$4,576	$—
Public Warrants and Private Placement Warrants acquired in Merger	$—	$50,850	$—
Issuance of conversion option	$—	$8,783	$—
Purchases of property and equipment included in accounts payable and accrued expenses and other current liabilities	$3,058	$3,578	$669
Purchases of inventory included in accounts payable and accrued expenses and other current liabilities	$1,553	$1,854	$—
Financing leases	$806	$46,021	$33,523

See accompanying notes to the consolidated financial statements.

Benson Hill, Inc.
Notes to the Consolidated Financial Statements
(Dollar and Share Amounts in Thousands USD)
1.Description of Business

Benson Hill is a food technology company on a mission to lead the pace of innovation in food. We have a vision to build a healthier and happier world by unlocking the natural genetic diversity of plants with the leading technology platform, CropOS®. Starting with consumer demand, we leverage CropOS and advanced breeding techniques to design food that’s better from the beginning: more nutritious, more flavorful, and more accessible, while enabling efficient production and delivering novel sustainability benefits to food and feed customers. We are headquartered in St. Louis, Missouri, where the majority of our research and development activities are managed. We operate a soy crushing and food-grade white flake and soy flour manufacturing operation in Creston, Iowa, a soy crushing facility in Seymour, Indiana, and we process dry peas in North Dakota, which we sell throughout North America.

We have an integrated go-to-market approach, leveraging the existing parts of the supply chain to create efficiencies and a feedback loop between consumers, farmers, and seed developers that has been lacking across the siloed agri-food value chain. We are working to design products with the consumer in mind, contract with farmers to grow and buy back the harvest, preserve the product identity through manufacturing, and ultimately sell food and ingredients directly to food companies, retailers, and others. We believe this integration and control of the product throughout the entire supply chain will enable us to link data to outcomes in our CropOS platform to fuel the next generation of products. Additionally, we believe this product information linkage will work to optimize environmental and social impacts, as well as traceability throughout the supply chain.

We believe that our commitment to environmental and social issues impacting our planet and our purpose-driven culture are fundamental to our ability to achieve our mission. Environmental, Social and Governance (“ESG”) principles help guide our thinking and approach throughout the development and commercialization of our products, and our innovative culture is rooted in our Core Values of Be Bold, Be Inspired and Be Real. We believe our leading technology platform, vertically integrated go-to-market strategy, and purpose-driven culture will help bridge the divide between evolving consumer preferences and quality traits already present within the genetic diversity of plants We see nature as our partner; technology as our enabler; and innovators like our company, our stakeholders, our stockholders and our partners as the catalysts to activate the change needed. We partner with farmers, ingredient companies, and plant-based food and feed customers to commercialize our proprietary innovations in soybean, and in the near future yellow pea, for broad market applications in human food ingredients, edible oils, pet food and aquafeed. In particular, our Ultra-High Protein (“UHP”) soy-based ingredients have the potential to eliminate costly water- and energy-intensive ingredient processing steps associated with producing soy protein concentrate (“SPC”) products for the food and feed markets, which can alleviate supply constraints in North America and elsewhere. Our proprietary portfolio includes soy flake, soy grits, soy meal and soy flour for established food markets such as snacks, baked goods and meat extensions, and a functional alternative to traditional SPC for plant-based protein alternatives to meat, dairy, and other emerging categories.
Merger with Star Peak Corp II

On September 29, 2021 (the “Closing Date”), Star Peak Corp II (“STPC”), a special purpose acquisition company, consummated a merger (the “Closing”) pursuant to that certain Agreement and Plan of Merger, dated May 8, 2021 (the “Merger Agreement”), by and among STPC, STPC Merger Sub Corp., a Delaware corporation and wholly owned subsidiary of STPC (“Merger Sub”), and Benson Hill, Inc., a Delaware corporation (“Legacy Benson Hill”). Pursuant to the terms of the Merger Agreement, a business combination between STPC and Legacy Benson Hill was affected through the merger of Merger Sub with and into Legacy Benson Hill, with Legacy Benson Hill surviving the transaction as a wholly owned subsidiary of STPC (the “Merger”). On the Closing Date, STPC changed its name to Benson Hill, Inc. and Legacy Benson Hill changed its name to Benson Hill Holdings, Inc. As a consequence of the Merger, we became the successor to a company registered with the Securities and Exchange Commission (the “SEC”) and listed on the New York Stock Exchange (the “NYSE”). Our future results of consolidated operations and financial position may not be comparable to historical results as a result of the Merger.
Fresh Business Segment divestiture
For the year ended December 31, 2022, the Company made a strategic decision to exit the Fresh segment. On December 29, 2022, the Company entered into a Stock Purchase Agreement to sell J&J Produce, Inc. (“J&J”) and all of the outstanding equity securities of J&J’s subsidiaries for aggregate cash consideration of $3 million, subject to certain adjustments. J&J was the main component of the Fresh segment. The closing of the transactions contemplated by the Stock Purchase Agreement is scheduled to occur on June 30, 2023, or such other date as is mutually agreed by the parties. In connection with the Stock Purchase Agreement, on December 29, 2022, J&J entered into a Purchase and Sale Agreement, pursuant to which J&J sold certain real and personal property comprising an agricultural production and processing facility located in Vero Beach, Florida to for an aggregate purchase price of $18 million, subject to certain adjustments. Certain property was leased back to J&J pursuant to a separate agricultural and facility lease for a short period of time. The Company’s strategic shift to exit the Fresh segment met the criteria to be classified as businesses held for sale and to be presented as a discontinued operation. Refer to Footnote 4 - Discontinued Operations for further details on the divestiture of the Fresh segment.
Liquidity and Going Concern

The accompanying consolidated financial statements have been prepared in conformity with U.S. GAAP and Securities and Exchange Commission regulations, assuming the Company will continue as a going concern. In evaluating the Company’s ability to continue as a going concern, management considered the conditions and events that could raise substantial doubt about the Company’s ability to continue as a going concern within 12 months after the Company’s financial statements were issued on March 16, 2023. Management considered the Company’s current financial condition and liquidity sources, including current funds available, forecasted future cash flows and the Company’s conditional and unconditional obligations due before 12 months from the issuance of the Company’s financial statements up to March 16, 2024.

For the year ended December 31, 2022, the Company incurred a net loss from continuing operations of $99,700, had negative cash flows from operating activities of $93,396 and had capital expenditures of $16,486. As of December 31, 2022, the Company had cash and marketable securities of $157,174, restricted cash of $17,912 and positive working capital of $53,984. Furthermore, as of December 31, 2022, the Company had an accumulated deficit of $408,474 and term debt and notes payable of $106,233, which are subject to repayment terms and covenants further described in Note 14 – Debt. The Company has incurred significant losses since inception primarily to fund investment into technology and costs associated with early-stage commercialization of products. These factors, coupled with expected capital expenditures to manufacture soy flour texturization ingredients, indicated that, without further action, the Company’s forecasted cash flows would not have been sufficient for the Company to meet its contractual commitments and obligations as they came due in the ordinary course of business for 12 months after the date the consolidated financial statements were issued.

During the first quarter of 2023, the Company entered into an amendment to its existing Convertible Loan and Security Agreement, which among other things, extended the interest-only period by six months through the second quarter of 2024, and allowed the restricted cash to be counted towards the required minimum liquidity covenant calculation. In addition, the Company’s liquidity plans and operating budget include further actions that management believes are probable of being achieved in the 12 months after the date the consolidated financial statements are issued. These actions include improving operating efficiencies by reducing certain operating costs and restructuring certain parts of the organization, exploring strategic options involving its Seymour, Indiana soy crush facility, supplementing cash needs by selling additional shares of its common stock, or securities convertible into common stock, to the public through its shelf registration statement, or obtaining alternative equity financing, and attempting to refinance its current high-cost debt with a conventional, lower cost, lending facility of up to $100 million. There are no guarantees that the Company will achieve any of these plans, which involve risks and uncertainties, but based on these plans and management’s forecast and related assumptions, management believes it is probable the Company will meet its obligations as they become due in the ordinary course of business for the 12 months following the date these financial statements are issued.
2.Summary of Significant Accounting Policies Basis
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
All dollar and share amounts are in thousands USD, except per share amounts, unless otherwise noted. Share and per share amounts are presented on a post-conversion basis for all periods presented, unless otherwise specified.

Emerging Growth Company Status
We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act and have elected to take advantage of the benefits of the extended transition period for new or revised financial accounting standards. We expect to remain an emerging growth company at least through the December 31, 2023 and expect to continue to take advantage of the benefits of the extended transition period, although we may decide to early adopt such new or revised accounting standards to the extent permitted by such standards. We expect to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and non-public companies until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”). This may make it difficult or impossible to compare our financial results with the financial results of another public company that is either not an emerging growth company or is an emerging growth company that has chosen not to take advantage of the extended transition period exemptions because of the potential differences in accounting standards used.
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
We will remain an emerging growth company under the JOBS Act until the earliest of (a) December 31, 2026, (b) the last date of our fiscal year in which we have total annual gross revenue of at least $1.235 billion, (c) the date on which we are deemed to be a “large accelerated filer” under the rules of the SEC with at least $700.0 million of outstanding securities held by non-affiliates or (d) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the previous three years.
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
Cash, Cash Equivalents and Restricted Cash
We consider all short-term, highly liquid investments with maturities of 90 days or less at acquisition date to be cash equivalents. Restricted cash primarily represents cash proceeds from the sale of certain assets pursuant to the covenants with a lender. Restricted cash is classified as non-current if the Company expects that the cash will remain restricted for a period greater than one-year. Current restricted cash is included in the prepaid expenses and other current assets on the consolidated balance sheets.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets, inclusive of $356 of cash and cash equivalents reported within current assets held for sale due to discontinued operations, to the amounts shown in the consolidated statements of cash flows (in thousands USD):

	December 31,
	2022	2021
Cash and cash equivalents	$25,409	$78,963
Restricted cash, current	17,912	—
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$43,321	$78,963

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
Accounts Receivable
Accounts receivable represent amounts owed to us from the sale of harvested grain, soybean meal, soybean oil, soybean flakes, soybean flour, royalties, and licensing of proprietary technology. The carrying value of our receivables represent estimated net realizable values. We generally do not require collateral and estimate any required allowance for doubtful accounts based on historical collection trends, the age of outstanding receivables, and existing economic conditions. If events or changes in circumstances indicate that specific receivable balances may be impaired, further consideration is given to the collectability of those balances and the allowance is recorded accordingly.
Past-due receivable balances are written off when the Company’s internal collection efforts have been unsuccessful in collecting the amounts due. The Company had amounts reserved for doubtful accounts as of December 31, 2022 and 2021, of $743 and $216, respectively.
Derivatives

The Company uses exchange-traded futures to manage price risk of fluctuating Chicago Board of Trade (“CBOT”) prices related to forecasted purchases and sales of soybean and soybean related products in the normal course of business. The Company has master netting agreements with its counterparties which allow for the settlement of contracts in an asset position with contracts in a liability position in the event of default or termination. Further, all of the Company’s derivative contracts are centrally cleared and therefore are cash-settled on a daily basis which results in the derivative contracts having a fair value that approximates zero on a daily basis. Refer to Note 7 for more information.
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
Inventories
Inventories, primarily comprised of dry beans, seeds, grain, soybean meal, soybean oil, soybean flakes, soybean flour and related packaging materials, are recorded at the lower of cost or net realizable value with cost determined on the first-in, first-out basis. Work in process inventory includes direct costs for land preparation, seed, planting, growing, and maintenance as well as seed provided to contracted seed producers and growers with which we hold a purchase option for, or are required to purchase, the future harvested seeds or grain.
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
Expenses for repairs and maintenance are expensed as incurred, and upon retirement or sale, the cost and related accumulated depreciation of the disposed assets are removed from the accounts and any resulting gain or loss is recognized in the consolidated statement of operations and comprehensive loss. Depreciation expense has been calculated using the following estimated useful lives:

Furniture and fixtures	5-7 years
Machinery, field and laboratory equipment	5-7 years
Computer equipment	3-5 years
Vehicles	3-7 years
Buildings and production facilities	15-25 years
Building and production facility improvements	5-15 years
Industrial, crushing and milling equipment	10-20 years
Long-lived assets are reviewed for impairment whenever, in management’s judgement, conditions indicate a possible loss. Such impairment tests compare estimated undiscounted cash flows with the carrying value of the asset. If an impairment is indicated, the asset is written down to its fair value. The Company did not record property or equipment impairment for its continuing operations for the years ended December 31, 2022 and 2021.
Spare Parts
The Company maintains an inventory of spare parts at its processing plants for repairs and maintenance in the normal course of operations to minimize downtime. The spare parts are recorded at cost and assessed for obsolescence. As the spare parts are primarily composed of critical spares which generally do not turn within 12 months the Company classifies spare parts as a non-current asset and presents them in other assets. As of December 31, 2022 and 2021, the Company had spare parts of $2,348 and $2,000, respectively.
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
Goodwill and Intangible Assets
Goodwill, arising from a business combination as the excess of purchase price and related costs over the fair value of identifiable assets acquired and liabilities assumed is not amortized and is subject to an annual impairment test as of December 1, unless events indicate an interim test is required. In performing this impairment test, management will first qualitatively assess indicators of a reporting unit’s fair value. If, after completing the qualitative assessment, management believes it is likely that a reporting unit is impaired, a discounted cash flow analysis is prepared to estimate the fair value of the reporting unit.
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
Impairment of goodwill is measured as the excess of the carrying amount of goodwill over the fair value of the reporting unit. During the years ended December 31, 2022 and 2021, the Company evaluated goodwill for impairment using a quantitative assessment for all reporting units concluding that goodwill was not impaired. During the year ended December 31, 2020, the Company used a qualitative assessment for one reporting unit and a quantitative assessment for all other reporting units resulting in a goodwill impairment charge of $2,954.
Intangible assets consist primarily of customer relationships, trade names, employment agreements, technology licenses, and developed or acquired technology. Intangible assets are valued based on the income approach, which utilizes discounted cash flows, or cost buildup. These estimates generally constitute Level 3 inputs under the fair value hierarchy.
In conjunction with business acquisitions, we obtain trade names and permits, enter into employment agreements, and gain access to the developed technology, distribution channels and customer relationships of the acquired companies. Trade names and permits are amortized over their estimated useful life, which is generally 10 years. The developed and acquired technology is amortized over its estimated useful life of 13 years. Customer relationships are expected to provide economic benefits to the Company over the amortization period of 15 years and are amortized on a straight-line basis. The amortization period of customer relationships represents management’s best estimate of the expected usage or consumption of the economic benefits of the acquired assets, which is based on our historical experience of customer attrition rates.
Definite lived intangible assets are reviewed for impairment, at the asset group level, whenever, in management’s judgement, impairment indicators are present. At a minimum, we assess all definite lived intangible assets annually for indicators of impairment. When indicators of impairment are present, such an assessment involves estimating undiscounted cash flows over the remaining useful life of the intangible. If the review indicates that undiscounted cash flows are less than the carrying value of the intangible asset, the asset group is written down to fair value, and any impairment is assigned to the assets in the asset group in accordance with the applicable guidance, and a corresponding impairment is recognized in the consolidated statement of operations and comprehensive loss. The Company did not record any definite lived intangible asset impairments for its continuing operations for the years ended December 31, 2022, 2021 or 2020.
Debt Issuance Costs
The Company capitalizes costs incurred in connection with new borrowings, the establishment or enhancement of credit facilities and the issuance of debt securities. These costs are amortized as an adjustment to interest expense over the life of the borrowing or term of the credit facility using the effective interest method. Debt issuance costs related to a recognized liability are presented in the balance sheet as a direct reduction from the carrying amount of that liability. The unamortized balance of deferred financing costs shown as a reduction from the carrying amount of the liability was $1,973 and $1,231 as of December 31, 2022 and 2021, respectively. Amortization of debt issuance costs was $204, $206 and $228 for the years ended December 31, 2022, 2021 and 2020, respectively.
Warrant Liabilities
We account for our PIPE Investment Warrants, Private Placement Warrants, Public Warrants, Notes Payable Warrants, and Convertible Notes Payable Warrants as derivative warrant liabilities in accordance with ASC 815 with the exception of the Notes Payable Warrants issued in connection with the Merger which qualify for equity treatment. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the change in fair value of warrants in the consolidated statements of operations. The fair value of the Public Warrants is measured based on the closing price of the warrant traded on the NYSE. The Private Placement Warrants and Convertible Notes Payable Warrants are estimated at each measurement date using a Black-Scholes option pricing model. The PIPE Investment Warrants are estimated at each measurement date using the Monte Carlo simulation. As the Notes Payable Warrant holder has the ability to exercise the warrant at no cost into the Company’s common stock upon expiration, the value of the warrant at each measurement date is based on the closing price of the Company’s common stock.
Conversion Option Liability
We account for the conversion option on our convertible term loans as a derivative liability in accordance with ASC 815 and therefore recognize the conversion option at fair value and adjust the liability to fair value at each reporting period. The liability is subject to re-measurement at each balance sheet date until exercised or expired, and any change in fair value is recognized in the consolidated statements of operations. The fair value of the conversion option is measured using a Black-Scholes option pricing model.
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
Revenue Recognition
Product Sales
We recognize revenue on product sales, consisting primarily of soybean grain, soybean oil, soybean meal, soybean flakes and soybean flour and texturized flour, processed yellow pea and seed at the point in time when obligations under the terms of a contract with the customer are satisfied. This generally occurs at the time of transfer of control of the product. In reaching this conclusion, we consider several control indicators of the timing of the transfer of control, including significant risks and rewards of ownership, physical possession, and our right to receive payment. Shipping and handling costs related to contracts with customers for product sales are accounted for as a fulfillment activity and not as a separate performance obligation to customers.
Sales, use, value-added, and other excise taxes are excluded from the measurement of the transaction price. We generally do not allow a right of return.

Collaborative Arrangements
The Company analyzes its collaborative arrangements to assess whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards, and therefore are within the scope of FASB ASC Topic 808, Collaborative Arrangements (“ASC 808”). These arrangements provide various types of payments to the Company, including upfront fees, funding of research and development services, usage fees and royalty payments on product sales. These payments may not be commensurate with the timing of revenue recognition, and therefore, result in deferral of revenue recognition. We recognize revenue based on the amount of the transaction price that is allocated to each respective performance obligation when or as the performance obligation is satisfied. The revenues from collaborative arrangements were not significant to the consolidated statement of operations for the years ended December 31, 2022 and 2021.
Research and Development Expenses
Research and development expenses consist of the costs of performing activities to discover and develop products and to advance our intellectual property. These costs consist primarily of employee-related expenses for personnel who research and develop our products, fees for contractors who support product development and breeding activities, expenses for trait validation, greenhouse and field trial expenses, purchasing materials and supplies for our laboratories, licensing, information technology expenses, and other costs associated with operating our own laboratories. Reimbursements of research and development costs from third-party grants are recognized as a reduction of research and development expense. For the years ended December 31, 2022, 2021 and 2020, the Company received grant reimbursement of $295, $479 and $1,016, respectively.
Patents
We expense patent costs, including related legal costs, as incurred. Costs to maintain, in-license, and defend patents are recorded as selling, general and administrative expenses on the consolidated statements of operations. Costs to write and support the research for filing patents are recorded as research and development expenses on the consolidated statements of operations.
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
We classify stock-based compensation expense in our consolidated statement of operations as research and development and selling, general and administrative expenses as this is consistent with the manner in which the award recipient’s payroll costs are classified.
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
Discontinued Operations

In determining whether a disposal of a component of an entity or a group of components of an entity is required to be presented as a discontinued operation, we make a determination as to whether the disposal represents a strategic shift that had, or will have, a major effect on our operations and financial results. A component of an entity comprises operations and cash flows that can be clearly distinguished from the rest of the entity both operationally and for financial reporting purposes. If we conclude that the disposal represents a strategic shift, then the results of operations of the group of assets being disposed of (as well as any gain or loss on the disposal transaction) are aggregated for separate presentation apart from our continuing operating results in the consolidated financial statements.

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
Significant Concentrations and Credit Risk
Financial instruments that potentially expose us to concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash, marketable securities, accounts receivable, and Forward Purchase Contracts.
We have cash and cash equivalents, restricted cash and marketable securities at accredited financial institutions and, at times, maintain balances in excess of insured limits but believe such credit risk is minimal. Concentrations of credit risk associated with unsecured accounts receivable may vary between years because of the nature of our business.
Our customers primarily consist of businesses operating in the agriculture industry, including retailers that sell our produce, consumer package goods manufacturers that incorporate our ingredients. For the year ended December 31, 2022, one customer generated greater than 10% of consolidated revenue for a total of $45,053. For the year ended December 31, 2021, one customer generated greater than 10% of consolidated revenue for a total of $27,493. For the year ended December 31, 2020, four customers each generated greater than 10% of consolidated revenue for a total of $15,270.
Foreign Currency Translation
The financial statements for our overseas operations, primarily comprising licensing arrangements and research and development activities in Brazil and Canada, respectively, are translated to U.S. dollars at current exchange rates. For assets and liabilities, the fiscal year-end rate is used. For revenues, expenses, gains, and losses, an approximation of the average rate for the period is used. Unrealized currency adjustments in the consolidated financial statements are accumulated in equity as a component of accumulated other comprehensive loss.
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
Recently Adopted Accounting Guidance
In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (“ASU 2016-13” or “CECL”), which requires measurement and the recognition of expected credit losses for financial assets held. The standard requires the measurement of expected credit losses to be based on relevant information, including historical experience, current conditions and a forecast that is supportable. The Company adopted the standard in the first quarter of 2022, with minimal impact to its consolidated financial statements.

As part of the adoption, the Company reviewed its’ portfolio of available-for-sale debt securities in an unrealized loss position, and assessed whether it intends to sell, or will more likely than not be required to sell, such debt securities before recovering the amortized cost basis. Additionally, the Company evaluated whether the decline in fair value has resulted from credit losses or other factors by considering the extent to which the fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the Company compares the present value of the cash flows expected to be collected against the amortized cost basis. A credit loss is recorded if the present value of the cash flows is less than the amortized cost basis, limited by the amount that the fair value is less than the amortized cost basis. Upon adoption, the Company did not record an allowance for credit losses on its available-for-sale debt securities.

Additionally, the Company reviewed its open trade receivables arising from contractual sales. As part of its analysis, the Company performed periodic credit reviews of all active customers, reviewed all trade receivables greater than 90 days past due, calculated historical loss rates and reviewed current payment trends of all customers.
Recently Issued Accounting Guidance Not Yet Effective
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (“ASU 2020-04”). ASU 2020-04 provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. In December 2022, the FASB issued ASU 2022-06 and deferred the sunset date of the Reference Rate Reform (Topic 848) from December 31, 2022 to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. The amendments apply to all entities that have contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The Company has a floating rate revolving credit facility, a term loan and an equipment loan due in April 2024 and plans on phasing out LIBOR as a reference rate before December 31, 2024.
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
3.Business Combinations
ZFS Creston
On December 30, 2021, we completed the acquisition of a food-grade white flake and soy flour manufacturing operation and related assets through the acquisition of ZFS Creston, LLC, a Delaware limited liability company (“ZFS Creston”), for aggregate cash consideration of $103,099, which includes a working capital adjustment payment of $1,034 made during the first quarter of 2022. The soybean processing facility will process the Company’s proprietary soybean varieties for distribution to end customers. The acquisition of the food-grade white flake and soy flour manufacturing facility was accounted for as a business combination, and accordingly, the acquired assets and liabilities were recorded at their fair value, as presented below:

Fair Value at December 30, 2021
Assets:
Cash and cash equivalents	$56
Accounts receivable	11,746
Inventories	17,283
Prepaid expenses and other current assets	3,627
Property and equipment	68,182
Right of use asset	853
Other assets	2,000
Identified intangible assets	2,220
Goodwill	7,586
Total assets acquired	$113,553
Liabilities:
Accounts payable	4,661
Lease liability	853
Accrued expenses and other liabilities	4,940
Total liabilities assumed	$10,454
Total purchase price	$103,099
During the fourth quarter of 2022, we finalized our valuation of the acquisition date assets acquired and liabilities assumed. The measurement period adjustments recorded in 2022 primarily impacted property and equipment, intangible assets, and goodwill. Individually, the measurement period adjustments resulted in an increase to property and equipment by $8,182, an increase to Accounts Receivable by $1,017, a decrease to Inventories by $926, a decrease to Intangible assets by $8,780 and an increase to Goodwill by $1,541. The measurement period adjustments did not have a significant impact on our results of operations.

The identified intangible assets consist of customer relationships of $2,000 and permits of $220, respectively. The identified intangible assets are amortized using the straight-line method over their estimated useful lives of 15 years for customer relationships and 10 years for permits. The excess purchase price recorded to goodwill primarily represents the future economic benefits the Company expects to achieve as a result of combining operations and ZFS Creston’s workforce. All of the goodwill is expected to be deductible for income tax purposes.

Effective December 30, 2021, results from the operations of the soybean processing facility have been included in the continuing operations of our consolidated statements of operations and comprehensive loss. For the year ended December 31, 2022, $169,978 of revenue was included in the consolidated statement of operations and comprehensive loss.
The unaudited pro forma impact on operating results, as if the acquisition had been completed as of the beginning of 2021, would have resulted in reported revenues and a net loss of $220,610 and $140,991, respectively. For purposes of the pro forma disclosures, the Company adjusted for $2,078 of costs attributable to the acquisition. The unaudited pro forma impact on operating results, as if the acquisition had been completed as of the beginning of 2020, would have resulted in reported revenues and a net loss of $160,804 and $82,166, respectively. The unaudited pro forma financial information is presented for informational purposes only and does not purport to represent what the results of operations would have been had the Company completed the acquisition on the date assumed, nor is it necessarily indicative of the results of operations that may be expected in future periods.
In conjunction with the acquisition we incurred $2,078 of acquisition-related costs, including legal and accounting fees. These costs were recorded in selling, general, and administrative expenses in the consolidated statement of operations for the year ended December 30, 2021.

Rose Acre Farms
On September 17, 2021, we completed the acquisition of a soybean processing facility and related assets from Rose Acre Farms, Inc. (“Rose Acre Farms”) based in Seymour, Indiana for cash consideration of $14,567 and entered into a long-term ground lease for the real estate upon which such soybean processing facility is located. The soybean processing facility will process the Company’s proprietary soybean varieties for distribution to end customers. Effective September 17, 2021, results from the operations of the soybean processing facility have been included in the continuing operations of our consolidated statements of operations and comprehensive loss.
4.Discontinued Operations
On December 29, 2022, the Company entered into a Stock Purchase Agreement to sell J&J Produce, Inc. (“J&J”) and all of the outstanding equity securities of J&J’s subsidiaries for aggregate cash consideration of $3,000, subject to certain adjustments. J&J was the main component of the Company’s former Fresh segment. The closing of the transactions contemplated by the Stock Purchase Agreement is scheduled to occur on June 30, 2023, or such other date as is mutually agreed by the parties. In connection with the Stock Purchase Agreement, on December 29, 2022, J&J entered into a Purchase and Sale Agreement, pursuant to which J&J sold certain real and personal property comprising an agricultural production and processing facility located in Vero Beach, Florida for an aggregate purchase price of $18,000, subject to certain adjustments. Certain property was leased back to J&J pursuant to a separate agricultural and facility lease for a short period of time. The Company will retain continuing involvement of certain operations related to the current harvest season and through the leaseback transaction executed with the buyer. These activities are expected to continue through the close date pursuant to the Stock Purchase Agreement. There were minimal amounts recognized in the current period related to the continued involvement in the current period. The Company incurred an impairment charge of $11,579 and net loss on the sale of $10,246 from the divestiture for the year ended December 31, 2022. The Company’s strategic shift to exit the Fresh segment met the criteria to be classified as businesses held for sale and to be presented as a discontinued operation. Accordingly, the Company reclassified the results of operations of the Fresh segment to discontinued operations in its Consolidated Statements of Operations and for all periods presented.

The carrying amounts of the assets and liabilities of the discontinued operations reclassified from their historical balance sheet presentation to assets and liabilities of businesses held for sale were as follows:

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$356	$23
Accounts receivable, net	9,808	9,601
Inventories, net	11,633	11,720
Prepaid expenses and other current assets	1,710	3,447
Property and equipment, net	—	28,809
Right of use asset, net	—	3,740
Goodwill and intangible assets, net	—	7,267
Total assets of businesses held for sale	$23,507	$64,607

Liabilities
Current liabilities:
Accounts payable	$9,743	$15,220
Current lease liability	1,890	591
Current maturities of long-term debt	3,194	80
Accrued expenses and other liabilities	1,614	1,163
Long-term debt	—	135
Long-term lease liability	—	2,002
Total liabilities of businesses held for sale	$16,441	$19,191

As of December 31, 2022 and 2021, the fair value of the debt included in the liabilities of business held for sale was $3,305 and $214, respectively. Fair values are based upon valuation models using market information, which fall into Level 3 in the fair value hierarchy. The Company capitalized $1,236, $1,320 and $215 of interest costs into property and equipment during the years ended December 31, 2022, 2021 and 2020, respectively.

The operating results of the discontinued operations, net of tax, were as follows:

	Year Ended December 31,
	2022	2021	2020
Revenues	$61,521	$56,267	$55,278
Cost of sales	58,744	51,311	48,009
Gross profit	2,777	4,956	7,269
Operating expenses:
Research and development	22	4	—
Selling, general and administrative expenses	9,168	9,605	7,980
Impairment	11,579	—	1,878
Total operating expenses	20,769	9,609	9,858
Loss from discontinued operations	(17,992)	(4,653)	(2,589)
Interest expense	33	9	154
Other expense (income), net	10,179	(615)	(104)
Net loss before income tax	(28,204)	(4,047)	(2,639)
Income tax expense	1	—	—
Net loss from discontinued operations, net of tax	$(28,205)	$(4,047)	$(2,639)

Depreciation, amortization and significant operating and investing items in the Consolidated Statement of Cash Flows for the discontinued operations are as follows:

	Year Ended December 31,
	2022	2021	2020
Operating activities
Depreciation and amortization	$2,323	$2,339	$1,428
Bad debt expense	122	341	44
Impairment	11,579	—	1,878
Net loss on divestiture	10,246	—	—
Investing activities
Payments for acquisitions of property and equipment	(9,503)	(23,941)	(885)
Proceeds from divestiture	17,131	—	—
5.Fair Value Measurements
Our financial instruments consist of cash and cash equivalents, restricted cash, marketable securities, accounts receivable, commodity derivatives, commodity contracts, accounts payable, accrued liabilities, warrant liabilities, conversion option liabilities, and notes payable. As of December 31, 2022 and 2021, we had cash and cash equivalents of $25,053 and $78,940, respectively, which includes money market funds with maturities of less than three months. As of December 31, 2022, we had restricted cash of $17,912. We had no restricted cash as of December 31, 2021. As of December 31, 2022 and 2021, the carrying values of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities approximated fair value due to their short maturities.

The following tables provide the financial instruments measured at fair value on a recurring basis based on the fair value hierarchy:

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
U.S. treasury securities	$1,059	$—	$—	$1,059
Corporate bonds	—	116,616	—	116,616
Preferred stock	—	14,446	—	14,446
Marketable securities	$1,059	$131,062	$—	$132,121
Liabilities
Warrant liabilities	$5,469	$—	$18,816	$24,285
Conversion option liability	—	—	8,091	8,091
Total liabilities	$5,469	$—	$26,907	$32,376

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
U.S. treasury securities	$—	$—	$—	$—
Corporate bonds	—	82,086	—	82,086
Preferred stock	—	21,603	—	21,603
Marketable securities	$—	$103,689	$—	$103,689
Liabilities
Warrant liabilities	$20,818	$—	$25,233	$46,051
Conversion option liability	—	—	8,783	8,783
Total liabilities	$20,818	$—	$34,016	$54,834
There were no transfers of financial assets or liabilities into or out of Level 1, Level 2, or Level 3 for 2022 or 2021.
All of the Company’s derivative contracts are centrally cleared and therefore are cash-settled on a daily basis. This results in the derivative contracts having a fair value that approximates zero on a daily basis. Therefore, there are no derivative assets or liabilities included in the table above. Refer to Note 7 for further discussion.
The warrant liabilities consist of PIPE Investment Warrants, Convertible Notes Payable Warrants, Notes Payable Warrants, Private Placement Warrants, and Public Warrants. The PIPE Investment Warrants are valued based on a Monte Carlo simulation that values the warrants using a probability weighted discounted cash flow model, which are considered Level 3 liabilities. The Convertible Notes Payable Warrants, Private Placement Warrants and the Conversion Option Liability are valued based on a Black-Scholes option pricing model, which are considered Level 3 liabilities. The Public Warrants are separately listed on the NYSE and traded under the symbol “BHIL WS” and, are therefore, considered Level 1 liabilities. As the Notes Payable Warrants are exercisable to the Company’s common stock at no cost, they are marked to the closing price of the Company’s common stock, and therefore, are considered Level 1 liabilities. Generally, increases or decreases in the fair value of the underlying common stock would result in a directionally similar impact in the fair value measurement of the associated Level 3 warrant liabilities.

The significant inputs to the valuation of Level 3 warrant and conversion liabilities for the year ended December 31, 2022 were as follows:

	PIPE Investment Warrants	Private Placement Warrants	Convertible Notes Payable Warrants	Conversion Liability
Exercise Price	$3.90	$11.50	$2.47	$2.47
Stock Price	$2.55	$2.55	$2.55	$2.55
Volatility	90.4%	84.0%	89.0%	64.7%
Remaining term in years	4.24	3.75	4.00	2.00
Risk-free rate	4.0%	4.1%	4.1%	4.4%
Dividend yield	—%	—%	—%	—%

The significant inputs to the valuation of Level 3 warrant and conversion liabilities for the year ended December 31, 2021 were as follows:

	Private Placement Warrants	Convertible Notes Payable Warrants	Conversion Liability
Exercise Price	$11.50	$7.86	$8.22
Stock Price	$7.29	$7.29	$7.29
Volatility	72.5%	72.5%	52.5%
Remaining term in years	4.75	5.00	3.00
Risk-free rate	1.2%	1.3%	1.1%
Dividend yield	—%	—%	—%

The following table summarizes the change in the warrant and conversion option liabilities categorized as Level 3 for the years ended December 31, 2022 and 2021.

Year Ended December 31, 2022
Balance, beginning of period	$34,016
Change in estimated fair value	(33,713)
Issuance of PIPE Investment warrants	26,604
Balance, end of period	$26,907

Year Ended December 31, 2021
Balance, beginning of period	$5,241
Issuance of Notes Payable Warrants and Convertible Notes Payable Warrants	2,113
Issuance of Convertible Notes Payable conversion option	8,783
Assumption of Private Placement Warrants upon Merger	34,045
Change in estimated fair value	(11,616)
Conversion of Notes Payable Warrants upon Merger	$(4,550)
Balance, end of period	$34,016

Fair Value of Long-Term Debt
As of December 31, 2022 and 2021, the fair value of the Company’s debt, including amounts classified as current, was $103,814 and $84,949, respectively. Fair values are based upon valuation models using market information, which fall into Level 3 in the fair value hierarchy.

6.Investments in Available-for-Sale Securities
The Company has invested in marketable debt securities, primarily investment grade corporate bonds, preferred stock, and highly liquid U.S Treasury securities, which are held in the custody of a major financial institution. These securities are classified as available-for-sale and, accordingly, the unrealized gains and losses are recorded through other comprehensive income and loss.

	December 31, 2022
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S government and agency securities	$1,059	$—	$—	$1,059
Corporate notes and bonds	122,257	—	(5,641)	116,616
Preferred stock	15,454	—	(1,008)	14,446
Total investments	$138,769	$—	$(6,648)	$132,121

	December 31, 2021
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S government and agency securities	$—	$—	$—	$—
Corporate notes and bonds	82,007	572	(493)	82,086
Preferred stock	21,553	126	(76)	21,603
Total investments	$103,560	$698	$(569)	$103,689
The aggregate fair value of investments with unrealized losses that had been owned for less than a year was $66,296 and $48,098 as of December 31, 2022 and 2021, respectively. The aggregate fair value of investments with unrealized losses that had been owned for more than one year was $64,723 as of December 31, 2022. The Company did not have any unrealized losses on investments owned for more than one year as of December 31, 2021. The Company does not intend to sell these securities before recovery of their amortized cost basis.
Available-for-sale investments outstanding as of December 31, 2022, classified as marketable securities in the consolidated balance sheets, have maturity dates ranging from the first quarter of 2023 through the fourth quarter of 2026. The fair value of marketable securities as of December 31, 2022 with maturities within one year and one to five years are $47,063 and $85,058, respectively. The Company classifies available-for-sale investments as current based on the nature of the investments and their availability to provide cash for use in current operations, if needed.
7.Derivatives
Corporate Risk Management Activities
The Company uses exchange-traded futures to manage price risk of fluctuating Chicago Board of Trade (“CBOT”) prices related to forecasted purchases and sales of soybeans and soybean related products in the normal course of business. These risk management activities are actively monitored for compliance with the Company’s risk management policies.
As of December 31, 2022, the Company held financial futures related to a portion of its forecasted purchases of soybeans for an aggregate notional volume of 3,730 bushels of soybeans. 3,715 bushels of the aggregate notional volume will settle in 2023 with the remaining 15 bushels settling in Q1 2024. As of December 31, 2022, the Company held financial futures related to a portion of its forecasted sales of soybean oil for an aggregate notional volume of 364 pounds of soybean oil, all of which will settle in 2023. As of December 31, 2022, the Company held financial futures related to a portion of its forecasted sales of soybean meal for an aggregate notional volume of 91 tons of soybean meal, all of which will settle in 2023.
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

The Company’s derivative contracts were as follows:

	Year Ended December 31, 2022		Year Ended December 31, 2021
	Asset Derivative	Liability Derivative	Asset Derivative	Liability Derivative
Soybeans	$1,112	$1,925	$18	$49
Soybean oil	533	73	5	1
Soybean meal	400	2,414	—	1,228
Effect of daily cash settlement	(2,045)	(4,412)	(23)	(1,278)
Net derivatives as classified in the balance sheet	$—	$—	$—	$—
The Company had a current asset representing excess cash collateral posted to a margin account of $2,714 as of December 31, 2022. These amounts are not included with the derivatives presented in the table above and are included in prepaid expenses and other current assets in the accompanying consolidated balance sheets.
Currently, the Company does not seek cash flow hedge accounting treatment for its derivative financial instruments and thus changes in fair value are reflected in current earnings.
The tables below show the amounts of pre-tax gains and losses related to the Company’s derivatives

	Year Ended December 31, 2022			Year Ended December 31, 2021
	Gain (loss) realized on derivatives	Unrealized (loss) gain on derivatives	Total (loss) gain recognized in income	Gain (loss) realized on derivatives	Unrealized (loss) gain on derivatives	Total (loss) gain recognized in income
Soybeans	$(7,230)	$(783)	$(8,012)	$211	$(31)	$180
Soybean oil	(9,781)	438	(9,343)	1,148	4	$1,152
Soybean meal	(3,247)	(786)	(4,034)	(680)	(1,228)	$(1,908)
Total	$(20,258)	$(1,131)	$(21,389)	$679	$(1,255)	$(576)
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
The Company did not commence trading until January 2021, therefore there was no derivative activity or balances as of December 31, 2020.
8.Inventories
Inventories consist of the following:

	December 31,
	2022	2021
Raw materials and supplies	$37,483	$18,018
Work-in-process	4,977	2,932
Finished goods	19,650	16,054
Total inventories	$62,110	$37,004
Work-in-process inventory consists of seed provided to contracted seed producers and growers with which we hold a purchase option for, or are required to purchase, the future harvested seeds or grain as well as crops under production which represent the direct costs of land preparation, seed, planting, growing, and maintenance.

9.Property and Equipment
Components of property and equipment consist of the following:

	December 31,
	2022	2021
Land	$812	$123
Furniture and fixtures	3,535	2,974
Machinery, field, and laboratory equipment	33,143	43,754
Computer equipment	2,062	1,697
Vehicles	447	437
Buildings, production facilities and improvements	60,686	35,362
Industrial, crushing and milling equipment	25,268	25,268
Construction in progress	4,372	1,256
	130,325	110,871
Less accumulated depreciation	(30,566)	(12,795)
Property and equipment, net	$99,759	$98,076
Depreciation expense was $14,788, $6,035 and $3,872 for the years ended December 31, 2022, 2021 and 2020, respectively.
10.Leases
The Company leases and subleases real estate in the form of land, laboratory, greenhouse, warehouse, and office facilities. The Company also leases equipment in the form of laboratory equipment, vehicles, railcars, and office equipment. The term for real estate leases ranges from one year to 21 years at inception of the contract and the term for equipment leases ranges from 3 years to 20 years at inception of the contract. Most real estate leases include one or more options to renew, with renewal terms that generally can extend the lease term from one year to 10 years. The leases considered to be financing leases include the office lease for the Company’s headquarters, a building and equipment lease for the Company’s Crop Accelerator facility which opened in 2021, a land lease and two equipment leases.
Lease costs are included within cost of sales, selling, general and administrative expenses, and research and development on the consolidated statements of income and comprehensive loss.

	2022	2021	2020
Lease cost
Finance lease cost:
Amortization of right-of-use assets	$6,620	$3,901	$1,809
Interest on lease liabilities	7,101	3,916	1,704
Operating lease cost	1,047	253	342
Total lease cost	$14,768	$8,070	$3,855
Operating and finance lease right of use assets and liabilities as of the balance sheet dates are as follows:

	2022	2021
Assets
Finance lease right-of-use assets	$66,533	$72,470
Operating lease right-of-use assets	1,660	1,242
Liabilities
Current
Finance lease liabilities	$3,318	$1,046
Operating lease liabilities	364	785
Noncurrent
Finance lease liabilities	$76,431	$76,712
Operating lease liabilities	1,291	440

Lease term and discount rate consisted of the following as of December 31:

	2022	2021
Weighted-average remaining lease term (years):
Finance leases	13.4	14.2
Operating leases	7.2	2.8
Weighted-average discount rate:
Finance leases	9.2%	9.2%
Operating leases	9.2%	6.8%
Supplemental cash flow and other information related to leases for each of the periods ended December 31 were as follows:

	2022	2021	2020
Other information
Cash paid for amounts included in measurement of liabilities:
Operating cash flows from operating leases	$1,931	$261	$796
Operating cash flows from finance leases	4,622	3,332	1,472
Financing cash flows from finance leases	1,583	703	88
Right-of-use assets obtained in exchange for new lease liabilities:
Finance leases	$806	$46,021	$33,523
Operating leases	2,180	1,229	202
The table below reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under noncancellable operating leases with terms of more than one year to the total operating and finance lease liabilities recognized on the consolidated balance sheet as of December 31, 2022.

	Finance Lease	Operating Lease
2023	$8,505	$502
2024	11,030	367
2025	10,996	224
2026	11,107	199
2027	11,304	172
Thereafter	94,035	856
Total lease payments	146,977	2,320
Less: NPV discount	67,227	665
Present value of lease liabilities	$79,749	$1,655
11.Goodwill and Intangible Assets
Information regarding our goodwill and intangible assets are as follows:

	Useful Life	Gross Amount	Accumulated Amortization	Net
December 31, 2022
Goodwill	Indefinite	$19,226	$—	$19,226
Customer relationships	15 years	3,876	(661)	3,215
Trade names	10 years	715	(292)	423
Developed and acquired technology	13 years	4,710	(724)	3,986
Permits	10 years	600	(73)	527
		$29,127	$(1,750)	$27,377

	Useful Life	Gross Amount	Accumulated Amortization	Net
December 31, 2021
Goodwill	Indefinite	$17,685	$—	$17,685
Customer relationships	15 years	7,376	(375)	7,001
Trade names	10 years	2,715	(219)	2,496
Developed and acquired technology	15 years	7,710	(362)	7,348
Permits	10 years	880	(13)	867
		$36,366	$(969)	$35,397
Adjustments to the fair values of the assets acquired in connection with the acquisition of ZFS Creston during the measurement period resulted in an increase in goodwill of $1,541 and a decrease in customer relationships of $5,500. In conjunction with the quantitative goodwill impairment analysis performed annually, we concluded that the fair value of goodwill exceeded the carrying amount for the years ended December 31, 2022 and 2021. We had an impairment charge of $2,954 to goodwill for the year ended December 31, 2020.
Amortization expense on definite lived intangibles was $782, $566 and $440 for the years ended December 31, 2022, 2021 and 2020, respectively.
As of December 31, 2022, future amortization of intangible assets is estimated as follows:

Amount
Year ending December 31:
2023	$779
2024	779
2025	779
2026	779
2027	779
Thereafter	4,256
$8,151
The weighted average amortization period in total and by intangible asset class as of December 31, 2022 is as follows:

Customer relationships	15.0 years
Trade names	10.0 years
Developed technology	13.0 years
Permits	10.0 years
Total	13.4 years
12.Other Current Assets
Prepaid expenses and other current assets consist of the following:

	December 31,
	2022	2021
Restricted Cash	$17,912	$—
Prepaid expenses	$7,372	$8,443
Derivative margin asset	2,714	3,273
Contract asset	433	2,588
Tax receivable	181	1,578
Deposits	702	508
Commitment asset	—	416
Other	32	—
	$29,346	$16,806

13.Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

	December 31,
	2022	2021
Payroll and employee benefits	$12,306	$8,736
Insurance premiums	4,687	4,098
Professional services	2,842	2,517
Research and development	924	1,043
Inventory	530	3,168
Interest	167	178
Contract liability	9,965	2,652
Other	2,014	3,216
	$33,435	$25,608
14.Debt

	December 31,
	2022	2021
DDB Term Loan, due April 2024	$7,393	$8,531
DDB Equipment Loan, due April 2024	1,225	1,925
Convertible Notes Payable, due January 2025	104,591	80,000
Creston Note Payable, matured August 2022	—	5,000
Equipment financing, due March 2025	873	—
Notes payable, varying maturities through June 2026	81	98
DDB Revolver	—	47
Less: unamortized debt discount and debt issuance costs	(7,930)	(11,665)
	106,233	83,936
Less: DDB Revolver	—	(47)
Less: current maturities of long-term debt	(2,242)	(6,854)
Long-term debt	$103,991	$77,035
Term Loan, Equipment Loan and Revolver
In April 2019, our wholly owned subsidiary, DDB entered into a Credit Agreement comprised of a $14,000 aggregate principal amount of floating rate, five-year term loan (“DDB Term Loan”), a $3,500 floating rate, five-year loan to be used for facility expansion (“DDB Equipment Loan”), and a $6,000 floating rate revolving credit facility (“DDB Revolver”), which is renewed annually (together the “Credit Agreement”). As of December 31, 2022, the interest rate is U.S. prime rate plus 0.75% on the DDB Term Loan and DDB Equipment Loan, and U.S. prime rate plus 0.25% on the DDB Revolver.
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
Benson Hill as guarantor must also comply with a minimum cash covenant. The Credit Agreement also contains various restrictions on our activities, including restrictions on indebtedness, liens, investments, distributions, acquisitions and dispositions, control changes, transactions with affiliates, establishment of bank and brokerage accounts, sale-leaseback transactions, margin stocks, hazardous substances, hedging, and management agreements. During 2022, we were not in violation of the financial covenants under the Credit Agreement.

In the fourth quarter of 2022, the DDB Revolver maturity date was extended to November 2023. While the Company is currently in compliance with the amended covenants, there is a risk that the Company will not maintain compliance with the covenants, as discussed further in Note 1 - Description of Business.
Convertible Notes Payable
In December 2021, the Company entered into a financing agreement with an investment firm (the “Convertible Loan and Security Agreement”), which included a commitment by the lender to make term loans available to the Company in an amount of up to $100,000 with $80,000 available immediately. Under the original Convertible Loan and Security Agreement, upon the Company’s achievement of certain milestones, a second tranche of $20,000 is available on June 30, 2022 and the Company can extend the interest-only period from 12 to 24 months and the maturity date by six months effective September 30, 2022.
The Company executed term notes with the lender in December 2021 in the aggregate amount of $80,000 with an initial term of 36 months payable in interest only, at the greater of (a) the prime rate of interest as published in the Wall Street Journal or (b) 3.25% per annum, plus 5.75% per annum for the first 12 months and principal and interest payments for the remaining 24 months. The term notes are secured by substantially all of the Company’s assets.
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
In November 2022, the Company entered into a second amendment to the Convertible Loan and Security Agreement, which, among other things, changed the definition of Outstanding Shares based on the updated definition of Market Cap Threshold I. This update served to affirm that the Company successfully met the market capitalization threshold for the 30 trading days ended September 22, 2022. Additionally, the required minimum liquidity covenant requirement was reduced from six months to four months. The amendment also increased the designated interest rate by 25 basis points. Pursuant to the amendment, the Company achieved the milestones required to extend the interest-only period from 12 to 24 months and extend the maturity date by six months. This extended the interest-free period through 2023 and the maturity date to July 2025.
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
The conversion option is subject to: (a) the closing sales price of the Company’s common stock for each of the seven consecutive trading days immediately preceding the conversion, being greater than or equal to the conversion price; (b) the shares of the Company’s common stock issued in connection with any such conversion not exceeding 20% of the total trading volume of the Company’s common stock for the 22 consecutive trading days immediately prior to and including the effective date of the conversion; and (c) all lenders’ pro forma shares of the Company’s common stock resulting from the conversion option, when added to all lenders’ pro forma shares of the Company’s common stock resulting from the exercise of the warrants (see Note 15 - Warrant Liabilities), not exceeding 2.5% of the number of shares of the Company’s common stock outstanding at the time of the conversion.
As of the date of this report, the lender has not yet exercised their conversion option for any portion of the outstanding principal. The fair value of the conversion option, estimated at $8,783 at issuance, was recorded as a debt discount, which is amortized over the life of the term notes using the effective interest method and recorded as interest expense.
Under the terms of the Convertible Loan and Security Agreement, we must comply with certain affirmative, negative, and financial covenants. These covenants are primarily restrictions on our activities, including restrictions on indebtedness, liens, dividends, and significant business changes. The Company is required to maintain, at all times, a minimum liquidity equal to or greater than four months. We were in compliance with these covenants for the year ended December 31, 2022.

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
Equipment Financing
In March 2022, the Company entered into a sale-leaseback transaction relating to certain of the Company’s equipment. The Company evaluated whether the transaction qualified as a sale under ASC 606 and ultimately determined that as the leases are classified as financing leases under ASC 842, the transaction did not qualify as a sale and therefore control of the equipment was not transferred. Therefore, the proceeds from the sales of $1,160 were recorded as a financing liability. The Company will make monthly payments of $33 under the financing arrangement for a term of 36 months.

Debt maturities
The contractual maturities of debt as of December 31, 2022 are as follows:

Amount
Year ending December 31:
2023	$2,242
2024	73,860
2025	33,458
2026	12
Thereafter	—
$109,573
The contractual maturities table excludes the Convertible Notes Payable final payment outlined above.
15.Warrant Liabilities
Notes Payable Warrants
In February 2020, the Company issued 1,077 warrants to purchase Series C-1 preferred shares or any subsequent preferred share round of Benson Hill Preferred Stock. The preferred stock warrant remained outstanding at the close of the Merger and, therefore, converted into a New Benson Hill Warrant without any action on the part of the Company or the warrant holder. Each warrant was converted based on the Exchange Ratio of 1.0754 resulting in 1,158 warrants to purchase New Benson Hill Common Stock which remained outstanding as of December 31, 2022 at an adjusted stock purchase price of $3.43.
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
Immediately prior to the closing of the Merger with STPC on September 29, 2021, which qualified as a Liquidity Event, the warrant was automatically exchanged for 325 shares of Legacy Benson Hill Common Stock at no cost to the holder and a stock purchase warrant for 225 shares of the Company’s common stock was issued to the holder at an exercise price of $10.00. The Legacy Benson Hill Common Stock issued was converted at the Exchange Ratio resulting in 350 shares of New Benson Hill Common Stock and the stock purchase warrant was converted at the Exchange Ratio resulting in 242 warrants to purchase New Benson Hill Common Stock at an adjusted stock purchase price of $9.30. The stock purchase warrant was determined to be equity classified in accordance with U.S. GAAP and was outstanding as of December 31, 2022.
Convertible Notes Payable Warrants
In December 2021 and in connection with the issuance of Convertible Notes Payable with an original principal amount of $80,000 along with a commitment to extend an additional $20,000 upon the achievement of certain milestones (see Note 14  —

Debt), the Company issued warrants exercisable or exchangeable for up to such aggregate number of shares of the Company’s common stock determined by dividing $3,000 by the exercise price of $2.47. The warrants remained outstanding as of December 31, 2022.
The warrants are exercisable at the warrant holder’s discretion at any time before the expiration date of December 2026. Upon a change in control the warrants would be automatically exchanged for shares of the Company’s common stock at no cost to the holder.
PIPE Investment Warrants
In March 2022, the Company entered into definitive subscription agreements with certain investors providing for the private placement of an aggregate of 26,150 units at a price of $3.25 per unit (“PIPE Investment”), for an aggregate purchase price of $85,000. Each unit consists of (i) one share of the Company’s common stock, par value $0.0001 per share, and (ii) a warrant to purchase one-third of one share of common stock for a total of 8,716 warrants. All 8,716 warrants remained outstanding as of December 31, 2022.
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
Public and Private Placement Warrants
On January  8, 2021, Star Peak Corp II consummated its IPO of 40,250 units. Each unit consists of one share of Class A common stock and one-fourth of one Public Warrant for a total of 10,063 Public Warrants. Simultaneously with the closing of STPC’s IPO, STPC consummated the private placement of 6,553 Private Placement Warrants. Upon the completion of the Merger, the Company assumed each of these warrants, which remain outstanding in whole as of December 31, 2022.
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
16.Income Taxes
The components of income (loss) before income taxes for the years ended December 31 consists of the following (in thousands USD):

	2022	2021	2020
Domestic operations	$(99,448)	$(121,508)	$(64,593)
Foreign operations	(193)	(461)	121
Total loss before income taxes	$(99,641)	$(121,969)	$(64,472)
The provision for income taxes for the years ended December 31 consists of the following (in thousands USD):

	2022	2021	2020
Current:
Federal	$—	$—	$—
State	17	—	7
Foreign	53	(63)	41
Total current	70	(63)	48
Deferred:
Federal	15	54	—
State	5	43	—
Foreign	(31)	197	—
Total deferred	(11)	294	—
Income tax expense	$59	$231	$48
Reconciliation of the Federal statutory income tax provision for the Company’s effective income tax provision for the years ended December 31 (in thousands USD):

	2022	2021	2020
Tax at federal statutory rate	$(20,925)	$(25,613)	$(13,539)
State taxes, net of federal effect	(4,898)	(2,463)	(2,040)
R&D Credit	(2,513)	(2,442)	(1,289)
Valuation allowance	40,377	30,213	15,724
Warrant revaluation	(12,156)	(3,728)	162
Transaction costs	(1,237)	2,936	—
Stock based compensation	1,763	628	176
Other, net	(352)	700	854
Provision for income taxes	$59	$231	$48

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31 are presented as follows (in thousands USD):

	2022	2021
Deferred tax assets:
Net operating losses	$65,905	$51,580
R&D credits	9,013	6,672
Interest limitation carryover	6,467	3,682
Intangible assets	12,213	10,439
Stock based compensation	3,866	1,031
Advance payments	2,492	—
Capitalized R&D expenditures	10,566	—
Right of use lease liabilities	20,457	19,833
Loss on discontinued operations	9,976	—
Other	7,258	2,331
Gross deferred tax assets	148,213	95,568
Less valuation allowance	(118,040)	(65,134)
Net deferred tax assets	30,173	30,434

Deferred tax liabilities:
Right of use assets	$(17,137)	$(18,503)
Property and equipment	(11,826)	(11,933)
Other	(1,493)	(292)
Gross deferred tax liabilities	(30,456)	(30,728)
Net deferred tax liability	$(283)	$(294)
As discussed in Note 1 - Description of the Business, the Company has made the strategic decision to exit the Fresh segment. The tax treatment of the divestiture will result in tax loss recognition to the Company in the year of divestiture with no carryover of tax losses and other attributes of the divested business. As a result we have recorded a deferred tax asset of $9,976 that is expected to be recognized in 2023. There was no tax benefit recorded due to our valuation allowance position. Any tax benefit would have been recorded as a benefit to discontinued operations.

On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into law. This legislation introduces a 15% corporate alternative minimum tax and a 1% excise tax on stock buybacks among its key tax provisions. The IRA is effective for years beginning after December 31, 2022. The Company does not anticipate material impact in the current year and will continue to evaluate the impacts this will have on future periods.

Under the Tax Cuts and Jobs Act of 2017, research and development costs are no longer fully deductible and are required to be capitalized and amortized for U.S. tax purposes effective January 1, 2022. The increase to our gross deferred tax assets related to the mandatory capitalization requirement is fully offset by the valuation allowance.

As of December 31, 2022, and 2021, the Company has a net operating loss carryforward, before tax effect, of $276,638 and $223,961 for federal tax purposes, respectively, $156,501 and $106,644 for state tax purposes, respectively and $408 and $1,383 for foreign, respectively. Beginning in tax year 2018 and forward, the federal law has changed such that net operating losses generated after December 31, 2017 may be carried forward indefinitely but may only offset 80% of taxable income. Based on the current law, $24,429 of the federal net operating losses will begin to expire in 2032 and $252,209 of the federal net operating losses have no expiration. The state and foreign losses will begin to expire in 2027 and 2037, respectively.
As of December 31, 2022, and 2021, the Company also has federal research and development tax credit carryforwards of approximately $9,013 and $6,672, respectively, to offset future income taxes, which will begin to expire in December 2034.
Net operating losses and other tax attributes may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest as defined under Sections 382 and 383 in the Internal Revenue Code. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. Analysis of ownership activity occurring through December 31, 2021, indicated that approximately $3,200 of our federal net operating losses and R&D equivalents would be limited under Section 382 due to an ownership change that occurred in 2015. These attributes have been removed from the carryforwards and reflected in the statutory rate reconciliation above. We have not yet finalized analysis of activity through December 31, 2022, or possible impacts on state net operating losses, but these are not expected to have a material permanent impact on our ability to utilize our federal and state net operating losses.
We provide for a valuation allowance when it is more likely than not that we will not realize a portion of the deferred tax assets. We have established a valuation allowance against our deferred tax assets described above as current evidence does not suggest we will realize enough taxable income of the appropriate character within the carryforward period to allow us to realize these deferred tax benefits. As of December 31, 2022, and 2021, the Company has provided a valuation allowance of $118,040 and $65,134, respectively. The change in the valuation allowance of $52,906 was primarily due to the generation of additional net operating losses and tax credits for which no benefit was provided.
We are subject to federal income taxes in the U.S., Brazil, and Canada, as well as various state and local jurisdictions. Currently, no federal or state income tax returns are under examination by the respective income tax authorities, although tax years 2019-2022 remain open for U.S. federal purposes. Tax years 2018-2022 remain open for most states, Brazil and Canada.
Several years may elapse before an uncertain tax position is audited and finally resolved. While it is often difficult to predict the outcome or the timing of resolution of any uncertain tax position, we do not believe that we need to recognize any liabilities for uncertain tax positions as of December 31, 2022 or 2021. Further, the Company does not anticipate a significant change to the amount of unrecognized tax benefits within the next twelve months. The Company’s policy is to accrue or charge tax penalties and interest related to tax balances to income tax expense. No penalties or interest have been expensed in the reported periods.
17.Comprehensive Loss
The Company’s other comprehensive income (loss) (“OCI”) consists of unrealized gains and losses on marketable debt securities classified as available for sale and foreign currency translation adjustments from its subsidiaries in Brazil and Canada. The following table shows changes in accumulated other comprehensive income (loss) (“AOCI”) by component for the years ended 2022, 2021 and 2020:

	Cumulative Foreign Currency Translation	Unrealized Gains/(Losses) on Marketable Securities	Total
Balance as of December 31, 2019	$(154)	$(59)	$(213)
Other comprehensive loss before reclassifications	(226)	(109)	(335)
Amounts reclassified from AOCI	—	223	223
Other comprehensive (loss) income	(226)	114	(112)
Balance as of December 31, 2020	(380)	55	(325)
Other comprehensive (loss) income before reclassifications	4	(1,813)	(1,809)
Amounts reclassified from AOCI	—	1,031	1,031
Other comprehensive (loss) income	4	(782)	(778)
Balance as of December 31, 2021	(376)	(727)	(1,103)
Other comprehensive loss before reclassifications	(9)	(3,678)	(3,687)
Amounts reclassified from AOCI	—	(2,305)	(2,305)
Other comprehensive loss	(9)	(5,983)	(5,992)
Balance as of December 31, 2022	$(385)	$(6,710)	$(7,095)
Amounts reclassified from AOCI were reported within “Other (income) expense, net” on the consolidated statement of operations. The Company’s accounting policy is to release the income tax effects (if applicable) from AOCI when the individual units of account are sold.
18.Loss Per Common Share
The Company computes basic net income (loss) per share using the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted average number of common shares and the effect of potentially dilutive securities outstanding during the period. Potentially dilutive securities may consist of warrants, stock options, and restricted stock units. The dilutive effect of outstanding warrants, stock options, and restricted stock units are reflected in diluted earnings per share by application of the treasury stock method. The weighted average share impact of warrants, stock options, and restricted stock units that were excluded from the calculation of diluted shares outstanding due to the Company incurring a net loss for the years ended December 31, 2022, 2021 and 2020 were as follows:

Anti-dilutive common share equivalents:	2022	2021	2020
Warrants	—	577	75
Stock options	4,230	6,773	2,090
Restricted stock units	4,981	116	—
Total anti-dilutive common share equivalents	9,211	7,466	2,165
The following table provides the reconciliation of net loss from continuing operations attributable to common stockholders and basic and diluted loss per common share by outlining the numerators and denominators of the computations for the years ended December 31:

	2022	2021	2020
Numerator:
Net loss from continuing operations	$(99,700)	$(122,200)	$(64,520)
Denominator:
Weighted average common shares outstanding, basic and diluted	179,867	121,838	83,295
Net loss from continuing operations per common share, basic and diluted	$(0.55)	$(1.00)	$(0.77)
19.Stock-Based Compensation
On June 12, 2012, the shareholders approved the 2012 Equity Incentive Plan (the “2012 Plan”), which has been subsequently amended. The 2012 Plan provides for the issuance of up to 17,464 equity-based awards in the form of restricted common stock or stock options awards to eligible employees, directors, and consultants.

On September 29, 2021, stockholders approved the 2021 Omnibus Incentive Plan, (the “Plan”), replacing the 2012 Equity Incentive Plan (“2012 Plan”), pursuant to which the Company’s Board of Directors (the “Board”) may grant stock awards, including stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards, to officers, employees, and directors. The Plan allows for non-employee director grants, which are accounted for in the same manner as employee awards. The Plan provides for the issuance of up to 16,502 stock awards as of December 31, 2022 in addition to the number of shares which remained available for issuance under the 2012 Plan.
Stock Options
Granted stock options typically vest over two years for board members and four years for all other grants with a contractual life of ten years. The exercise price of stock options were set at the fair market value of such shares on the date of grant.
There were no stock options granted for the year ended December 31, 2022. The grant date fair value for the Company’s stock options for the year ended December 31, 2021 were based on the following assumptions used within the Black-Scholes option pricing model:

Expected dividend yield	0%
Expected volatility	63%
Risk-free interest rate	0.7%
Expected term in years	6.1 years
Weighted average grant date fair value	$1.49

The following is a summary of our stock option information:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value as of December 31, 2022
Balance at December 31, 2021	12,100	$1.76
Granted	—	—
Exercised	(2,333)	1.05
Canceled & Forfeited	(1,325)	2.24
Expired	(90)	3.27
Balance at December 31, 2022(1)	8,352	$1.87	6.95 years	$7,515

Exercisable at December 31, 2022	5,555	$1.57	6.66 years	$5,863

(1)    All 8,352 shares were vested or expected to vest at December 31, 2022.
Restricted Stock Units

RSUs are convertible into shares of Company common stock upon vesting on a one-to-one basis. The RSUs outstanding as of December 31, 2022 represent a combination of RSUs subject to only time vesting conditions and RSUs subject to both time and market based performance vesting conditions. Any unvested portion of the RSUs shall be terminated and forfeited upon termination of employment or service of the grantee or the failure to achieve performance-based vesting conditions within the award term. The time based awards’ grant date fair value was determined based on the Company’s stock price on the date of grant. Certain of the market based performance awards’ grant date fair value was determined using a Monte Carlo simulation. Recognition of stock-based compensation expense of all vesting tranches commenced on the date of grant, as the probability of meeting the price thresholds are not considered in determining the timing of expense recognition. Key assumptions for estimating the market based performance awards’ fair value at the date of grant included the closing price of the Company’s common stock on the grant date, historical volatilities of the common stock of comparable publicly traded companies, the risk free interest rate, and the grant term.

Information regarding the RSUs activity and weighted average grant-date fair value follows:

	Time Based Awards		Market Based Performance Awards
Time Based Awards	RSUs	Weighted Average Grant Date Fair Value	RSUs	Weighted Average Grant Date Fair Value
Balance as of December 31, 2021	226	$8.28	1,682	$6.14
Granted	7,580	5.07	3,025	4.05
Released	(107)	6.62	—	—
Cancelled and forfeited	(1,201)	6.05	(466)	5.08
Balance as of December 31, 2022	6,498	$4.98	4,241	$4.76
Stock-Based Compensation Expense
The Company recognized $19,520, $7,183 and $1,010 of compensation expense related to grants during the years ended December 31, 2022, 2021 and 2020, respectively.
As of December 31, 2022, the total unrecognized compensation cost related to equity awards granted was $50,020. The Company expects to recognize total unrecognized compensation cost over a remaining weighted average period of 2.1 years.
20.Common Stock
The Company is authorized to issue 440,000 shares of common stock with a par value of $0.0001 per share. Holders of common stock are entitled to one vote for each share. As of December 31, 2022, there were 206,668 shares issued and outstanding. The common stock has the following characteristics:
Voting: Each holder of common stock shall be entitled to one vote for each such share on any matter that is submitted to a vote of stockholders and shall otherwise have the rights conferred by applicable law in respect of such shares.

Dividends: Dividends, or other distributions in cash, securities or other property of the Company may be declared and paid or set apart for payment upon the common stock by the Board of Directors from time to time out of any assets or funds of the Company legally available for the payment of dividends, and all holders of common stock shall be entitled to participate in such dividends ratably on a per share basis. No dividends have been declared or paid in the year ended December 31, 2022.
Liquidation: Upon any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, and after the holders of the preferred stock of each series shall have been paid in full the amounts to which they respectively shall be entitled in preference to the common stock in accordance with the terms of any outstanding preferred stock and applicable law, the remaining net assets and funds of the Company shall be distributed pro rata to the holders of the common stock and the holders of any preferred stock, but only to the extent that the holders of any preferred stock shall be entitled to participate in such distributions in accordance with the terms of any outstanding preferred stock or applicable law. A consolidation or merger of the Company with or into another corporation or corporations or a sale, whether for cash, shares of stock, securities or properties, or any combination thereof, of all or substantially all of the assets of the Company shall not be deemed or construed to be a liquidation, dissolution or winding up of the Company.
Shares Available for Future Issuance: Shares of common stock available for future issuance along with a reconciliation of shares issued or issuable are as follows as of December 31, 2022:

Common stock issued and outstanding	206,668
Warrants granted and outstanding	36,043
Options granted and outstanding	8,352
RSUs granted and outstanding	10,739
2021 Omnibus plan reserved shares	3,538
Employee Stock Purchase Plan reserved shares	5,000
At The Market (ATM) reserved shares	39,930
Total	310,270
Maximum number of shares available for issuance	129,730
Shares authorized	440,000
During the fourth quarter of 2022, the Company filed, and the SEC subsequently declared effective, a shelf registration statement on Form S-3 that includes an “at-the-market” facility for the offer and sale of the Company’s Common Stock with an aggregate offering price of up to $100 million.
21.Employee Benefit Plans and Other Compensation Benefits
Retirement Plans

We sponsor four qualified plans under Section 401(k) of the Internal Revenue Code along with a simple individual retirement account retirement plan. All employees who meet certain tenure requirements are eligible to participate in one of these plans but not more than one. Under each plan, employees may elect to defer a portion of pretax or post-tax annual compensation, subject to Internal Revenue Service limits, that are matched by the Company at rates ranging from 3% to 5% of qualifying compensation, depending on the plan. During 2022, 2021 and 2020, the Company made contributions to these plans and recognized expense in the amount of $1,636, $1,193 and $912, respectively.

Employee Stock Purchase Plan

Beginning in the third quarter of 2022, the Company implemented an employee stock purchase plan (the “ESPP”) that allows eligible employees to acquire shares of the Company’s Common Stock at a 15% discount from the closing sales price of the Company’s Common Stock on final day of the applicable offering period. The ESPP is a qualified plan under Section 423 of the Internal Revenue Code. The compensation expense associated with the ESPP was not significant to the consolidated statement of operations for the year ended December 31, 2022.

22.Commitments and Contingencies
Litigation
The Company accrues for cost related to contingencies when a loss is probable, and the amount is reasonably determinable. Disclosure of contingencies is included in the consolidated financial statements when it is at least reasonably possible that a material loss or an additional material loss in excess of amounts already accrued may be incurred. For all litigation matters, the Company accrued $0 for the years ended December 31, 2022 and 2021.
Other Commitments
As of December 31, 2022, the Company has committed to purchase from seed producers and growers at dates throughout 2023 and 2024 at fixed prices aggregating to $124.4 million based on commodity futures or market prices, other payments to growers and estimated yields per acre, of which $122.4 are due within one year and the remainder is due in 2024. In addition to the obligations for which the price is fixed or determinable, the Company has committed to purchase from seed producers and growers 3.8 million bushels throughout 2023 and 2024 for which the pricing is currently variable. These amounts are not recorded in the condensed consolidated financial statements because the Company has not taken delivery of the grain or seed as of December 31, 2022 and due to the fact that the grain or seed are subject to specified quality standards prior to delivery.
23.Segment Information

In 2022, the Company divested its Fresh segment and reclassified the related financial information to discontinued operations for all periods presented. As the Company divested its Fresh segment, the Company re-evaluated its operating and reportable segments and concluded that it operates under one operating segment and one reportable segment, Ingredients, as its chief operating decision maker (“CODM”) reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources and evaluating financial performance. The Company’s current business delivers healthy food ingredients derived from soybean seeds, meal and oil and processed yellow peas. Although the CODM assesses performance and allocates resources on a consolidated basis, the Company has relevant product level revenue disaggregation. Specifically, the Company’s revenue can be disaggregated into the following product categories: Proprietary and Non-Proprietary. Proprietary revenue is defined as any sale of a proprietary bean, byproduct from crushing a proprietary bean, or a blend of proprietary byproducts with commodity grade byproducts. Non-Proprietary revenue is all other revenue from non-Proprietary sources.

The Company recognized revenues of $11,631 from shipments to overseas locations and revenues of $369,602 from domestic sales for the year ended December 31, 2022. The revenues from overseas shipments were immaterial for the years ended December 31, 2021 and 2020. In addition, the revenues were also presented for the years ended December 31, 2022, 2021 and 2020 as follows:

	Year Ended December 31,
	2022	2021	2020
Revenues
Point in time	$375,876	$90,672	$58,835
Over time	5,357	273	235
Total Revenues	$381,233	$90,945	$59,070

Proprietary(1)	72,578	38,043	—
Non-Proprietary	308,655	52,902	59,070
Total Revenues	$381,233	$90,945	$59,070
(1)    Proprietary revenues were not significant for the year ended December 31, 2020.

The CODM uses Adjusted EBITDA to review and assess the operating performance of the Company. The Company defines Adjusted EBITDA as net loss from continuing operations excluding income taxes, interest, depreciation, amortization, stock-based compensation, and the impact of significant non-recurring items. Adjustments to reconcile net loss from continuing operations to Adjusted EBITDA for the year ended December 31, 2022 were as follows:

Net loss from continuing operations	$(99,700)
Interest expense, net	21,444
Income tax expense (benefit)	59
Depreciation and amortization	20,513
Stock-based compensation	19,520
Change in fair value of warrants	(49,063)
Other non-recurring costs, including acquisition costs	5,582
Total Adjusted EBITDA	$(81,645)
Adjustments to reconcile consolidated net loss to Adjusted EBITDA from our continuing operations for the year ended December 31, 2021 were as follows:

Net loss from continuing operations	$(122,200)
Interest expense, net	4,481
Income tax (expense) benefit	231
Depreciation and amortization	10,478
Stock-based compensation	7,183
Change in fair value of warrants	(12,127)
Other non-recurring costs, including acquisition costs	4,688
Employee retention credit	(1,550)
Merger transaction costs	11,693
Non-recurring public company readiness costs	5,265
Loss on extinguishment of debt	11,742
South America seed production costs	2,805
Total Adjusted EBITDA	$(77,311)
Adjustments to reconcile net loss from continuing operations to Adjusted EBITDA for the year ended December 31, 2020 were as follows:

Net loss from continuing operations	$(64,520)
Interest expense, net	6,554
Income tax (expense) benefit	48
Depreciation and amortization	6,076
Stock-based compensation	1,010
Change in fair value of warrants	661
Other non-recurring costs, including acquisition costs	528
Impairment of goodwill	2,954
Total Adjusted EBITDA	$(46,689)

24.Quarterly Financial Data (Unaudited)
Summarized quarterly financial data for 2022 and 2021 were as follows:

	Three Months Ended
	Mar. 31	Jun. 30	Sep. 30	Dec. 31
2022:
Revenues	$66,126	$93,631	$122,296	$99,180
Gross profit (loss)	$(8,935)	$5,742	$5,931	$789
Net loss from continuing operations	$(17,424)	$(25,098)	$(26,415)	$(30,763)
Net loss per share(1):
Basic	$(0.10)	$(0.15)	$(0.16)	$(0.29)
Diluted	$(0.10)	$(0.15)	$(0.16)	$(0.29)

2021:
Revenues	$14,238	$22,786	$23,189	$30,732
Gross profit (loss)	$(938)	$(2,603)	$880	$(3,240)
Net loss from continuing operations	$(21,662)	$(27,057)	$(32,288)	$(41,193)
Net loss per share(1):
Basic	$(0.21)	$(0.25)	$(0.29)	$(0.27)
Diluted	$(0.21)	$(0.25)	$(0.29)	$(0.27)

(1)    Net loss per share is computed independently for each of the periods presented. The sum of the quarterly earnings per share do not equal the total earnings per share computed for the year due to rounding.
25.Subsequent Events
We consider events or transactions that occur after the balance sheet date but prior to the date the financial statements are available to be issued for potential recognition or disclosure in the financial statements. The Company has completed an evaluation of all subsequent events after the audited balance sheet date of December 31, 2022 through the date the accompanying financial statements were available to be issued, to ensure that these financial statements include appropriate disclosure of events both recognized in the financial statements as of December 31, 2022, and events that occurred subsequently but were not recognized in the financial statements.

In March 2023, the Company entered into a third amendment to the Convertible Loan and Security Agreement, which, among other things, extended the interest-only period for six months through the second quarter of 2024 and allowed the restricted cash to be counted towards the required minimum liquidity covenant calculation. In addition, the terms of this amendment increased the final balloon payment by 200 basis points, reset the prime rate floor from 5.75% to 7.75%, and amended the exercise price of the Convertible Notes Payable Warrants to be the lower of (i) $2.47; (ii) the 5-day VWAP determined as of March 10, 2023, where “5-day VWAP” means the volume-weighted average price of the Company’s Common Stock, determined for the five consecutive trading days ending on the last trading day immediately preceding the applicable date; and (iii) the effective price per share of any bona fide equity offering prior to March 10, 2024. Fees associated with the amendment were 2% of the outstanding balance, or $2 million.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures
None.
Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed in the reports the Company files or submit under the Exchange Act, are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, who serve as our principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2022.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, utilizing the criteria in the Committee of Sponsoring Organizations of the Treadway Commission’s Internal Control-Integrated Framework (2013). Based on its assessment, our management concluded that the previously reported material weakness has been remediated; however, a new material weakness related to the historical Fresh segment was identified.

Remediation of Prior Material Weakness

In connection with the preparation and audit of our consolidated financial statements, a material weakness was identified in our internal control over financial reporting relating to the years ended December 31, 2020 and 2019, which remained unremediated as of December 31, 2021. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that a reasonable possibility exists that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis. We did not design or maintain an effective control environment commensurate with our financial reporting requirements. Specifically, we did not maintain a sufficient complement of personnel to appropriately analyze, record and disclose accounting matters commensurate with our accounting and reporting requirements. Further, we did not design and maintain formal accounting policies, procedures and controls over significant accounts and disclosures to achieve complete, and accurate financial accounting, reporting and disclosures.

In 2022, management implemented measures designed to improve the Company’s internal control over financial reporting to remediate this material weakness, including (i) taking into consideration the root cause of the deficiency, (ii) determining a remediation plan that detailed out the actions needed to address the control deficiencies that represented the material weakness, and (iii) implementing, revising, or enhancing the controls based on the remediation plan.

Management designed and implemented a series of controls that address the individual control deficiencies that aggregated to the material weakness identified. The remediation included:
•Developing and delivering internal controls training to executives, other management, and finance/accounting resources. The training included a review of managements and individual roles and responsibilities related to internal controls.
•Hiring, training and developing experienced accounting executives and personnel with a level of public accounting knowledge and experience in the application of U.S. GAAP commensurate with our financial reporting requirements and the complexity of our operations and transactions. A portion of their job responsibilities is to perform reviews, reconciliations, and other financial reporting monitoring controls.
•Establishing and implementing policies and practices for the attraction, development, and retention of competent public accounting personnel in alignment with objectives.

Material Weakness in Internal Control Over Financial Reporting

In connection with the preparation and audit of our consolidated financial statements, a material weakness was identified in our internal control over financial reporting within the historical Fresh segment relating to the year ended December 31, 2022. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that a reasonable possibility exists that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis.

We did not design, implement, or test transaction level or IT General Controls at the historical Fresh segment. These controls specifically related to transactions that originated and were recorded at the historical Fresh segment level that have been included as “Discontinued Operations” with the consolidated financial statements.

Plan to Remediate Material Weakness in Internal Control Over Financial Reporting

As noted within Footnote 4 - Discontinued Operations in the notes to our consolidated financial statements, management is in the process of divesting the Fresh segment in its entirety and has classified the historical Fresh segment as a “Discontinued Operation” for all financial periods presented. Management expects the historical Fresh segment will be fully divested as of the next Report on Internal Controls Over Financial Reporting assessment date. In the event that we are unable to divest the Fresh segment we will implement measures designed to improve the Company’s internal control over financial reporting as it relates to the Fresh segment to remediate this material weakness, including (i) taking into consideration the root cause of the deficiency, (ii) determining a remediation plan that detailed out the actions needed to address the control deficiencies that represented the material weakness, and (iii) implementing, revising, or enhancing the controls based on the remediation plan.

Changes in Internal Control Over Financial Reporting

Other than changes described under “Remediation of Prior Material Weakness” and “Material Weakness in Internal Control Over Financial Reporting” above, there was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended December 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 9B. Other Information

On March 10, 2023 (the “Amendment Date”), the Company and its directly or indirectly wholly-owned subsidiaries Benson Hill Holdings, Inc., BHB Holdings, LLC, DDB Holdings, Inc., Dakota Dry Bean Inc., Benson Hill Ingredients, LLC, Benson Hill Seeds Holding, Inc., Benson Hill Seeds, Inc., Benson Hill Fresh, LLC, J&J Produce, Inc., J&J Southern Farms, Inc., and Trophy Transport, LLC (the Company and such subsidiaries are each individually referred to as a “Borrower” and are all collectively referred to as the “Borrowers”), entered into a Third Amendment to Loan Documents (the “Third Amendment”) with Avenue Capital Management II, L.P., as administrative agent and collateral agent (the “Agent”); and Avenue Venture Opportunities Fund, L.P., Avenue Venture Opportunities Fund II, L.P., Avenue Sustainable Solutions Fund, L.P., Avenue Global Dislocation Opportunities Fund, L.P., and Avenue Global Opportunities Master Fund LP (each individually referred to as a “Lender” and all collectively as the “Lenders”). The Third Amendment amends the Loan and Security Agreement among the Borrowers, the Lenders, and the Agent entered into December 29, 2021 (as amended, restated, or supplemented from time to time, the “Loan Agreement”), which was previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on January 4, 2022 (the “January 2022 8-K”), as previously amended pursuant to (i) the Joinder and First Amendment to Loan Documents previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on July 7, 2022 (the “July 2022 8-K”), and (ii) the Second Amendment to Loan Documents previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on November 10, 2022 (the “November 2022 8-K” and, collectively with the January 2022 8-K and July 2022 8-K, the “2022 8-Ks”).

Pursuant to the Third Amendment:
•The interest-only period was extended through June 30, 2024.
•For each of the five months following expiration of the interest-only period, there is a “catch up” principal payment of the amortized principal payments deferred by reason of the extension of the interest-only period.
•The “floor” on the rate of interest applied as the “prime rate” of interest was increased from 5.75% per annum to 7.75% per annum.
•The “Final Payment” under the Loan was increased by 200 basis points.
•With respect to the restricted, blocked account in favor of the Agent established pursuant to the Second Amendment to Loan Documents:
◦All funds held in such account on or after the Amendment Date may be included in the remaining months’ liquidity calculation.
◦To the extent the Company issues equity securities on or after June 1, 2023, 50% of the net proceeds of such sale shall be deposited in a restricted account, which shall be released upon repayment of Borrowers’ obligations under the Loan Agreement.
•Until Borrowers’ obligations under the Loan Agreement have been repaid, Borrowers may not incur any new Indebtedness.
•In connection with the Third Amendment, the Agent earned a $2,000,000 amendment fee, which has been paid.

The other material terms of the Loan Agreement remain effective as described in the 2022 8-Ks. The foregoing description of the Third Amendment does not purport to be complete and is qualified in its entirety by reference to the text of the Loan Agreement, which was previously filed as Exhibit 10.1 to the January 2022 8-K; the Joinder and First Amendment to Loan Documents, which was previously filed as Exhibit 10.1 to the July 2022 8-K; the Second Amendment to Loan Documents, which was previously filed as Exhibit 10.1 to the November 2022 8-K; and the Third Amendment, which is filed as Exhibit 10.32 to this Annual Report on Form 10-K, all of which are incorporated herein by reference.

In connection with the Third Amendment, on the Amendment Date, the Warrants to purchase shares of the Company’s Common Stock, previously filed as Exhibit 4.1 to the January 2022 8-K, were amended and restated, such that the per share exercise price of the Warrants as amended is the lowest of (i) $2.47; (ii) the 5-day VWAP determined as of March 10, 2023, where “5-day VWAP” means the volume-weighted average price of the Company’s Common Stock, determined for the five consecutive trading days ending on the last trading day immediately preceding the applicable date; and (iii) the effective price per share of any bona fide equity offering prior to March 10, 2024. The foregoing description of the Warrants does not purport to be complete and is qualified in its entirety by reference to the text of the Warrants, the form of which is filed as Exhibit 4.4 to this Annual Report on Form 10-K, and is incorporated herein by reference.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to, and will be contained in, our Proxy Statement to be filed in connection with our 2023 Annual Meeting of Stockholders, to be filed with the SEC within 120 days after the close of our fiscal year.
Item 11. Executive Compensation
The information required by this item is incorporated by reference to, and will be contained in, our Proxy Statement to be filed in connection with our 2023 Annual Meeting of Stockholders, to be filed with the SEC within 120 days after the close of our fiscal year.
Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to, and will be contained in, our Proxy Statement to be filed in connection with our 2023 Annual Meeting of Stockholders, to be filed with the SEC within 120 days after the close of our fiscal year.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to, and will be contained in, our Proxy Statement to be filed in connection with our 2023 Annual Meeting of Stockholders, to be filed with the SEC within 120 days after the close of our fiscal year.
Item 14. Principal Accounting Fees and Services
The information required by this item is incorporated by reference to, and will be contained in, our Proxy Statement to be filed in connection with our 2023 Annual Meeting of Stockholders, to be filed with the SEC within 120 days after the close of our fiscal year.

Part IV
Item 15.   Exhibits and Financial Statement Schedules.

(a)    The following documents are filed as part of this Form 10-K:
(1)    Financial Statements:

Reference is made to Item 8. Financial Statements and Supplementary Data of this report.

(2)    Financial Statement Schedules:

Schedule II
Benson Hill, Inc.
Valuation and Qualifying Accounts
(In Thousands USD)

	Balance at Beginning of Year	Additions (Reductions) Charged to Costs and Expenses	Balance at End of Year
Year Ended December 31, 2022
Reserves deducted from asset accounts:
Accounts receivable and other receivables	$341	$527	$868
Inventories	698	(271)	427
Deferred income taxes	65,134	52,906	118,040
Year Ended December 31, 2021
Reserves deducted from asset accounts:
Accounts receivable and other receivables	$122	$219	$341
Inventories	341	357	698
Deferred income taxes	34,921	30,213	65,134
Year Ended December 31, 2020
Reserves deducted from asset accounts:
Accounts receivable and other receivables	$9	$113	$122
Inventories	211	130	341
Deferred income taxes	19,293	15,628	34,921

All other financial statement schedules listed under SEC rules but not included in this report are omitted because they are not applicable or the required information is provided in the notes to our consolidated financial statements.

(3)    Exhibits:

Exhibit No.	Description
1.1
Benson Hill, Inc. $100,000,000 Common Stock Sales Agreement, dated November 10, 2022 by and between the Company and Cowen and Company, LLC (incorporated by reference to Exhibit 1.2 to the Company’s Registration Statement on Form S-3 (File No. 333-268284) filed on November 10, 2022).

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

2.3†
Stock Purchase Agreement dated December 29, 2022, by and among Sweet Sixty, LLC, Benson Hill Fresh, LLC and Benson Hill Holdings, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K/A filed on January 4, 2023).

Exhibit No.	Description
2.4†
Purchase and Sale Agreement dated December 29, 2022, by and among Sweet Sixty, LLC and J&J Produce Inc. (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K/A filed on January 4, 2023).

3.1	Second Amended and Restated Certificate of Incorporation of Benson Hill, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 5, 2021).
3.2	Amended and Restated Bylaws of Benson Hill, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on October 5, 2021).
4.1	Form of Common Stock Certificate of Benson Hill, Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 5, 2021).
4.2	Form of Warrant Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on October 5, 2021).
4.3*	Form of Amended and Restated Stock Purchase Warrant of Benson Hill, Inc.
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

4.6	Form of Lock-up Agreement (incorporated by reference to Annex H to the Company’s definitive Proxy Statement/Prospectus filed on September 2, 2021).
4.7	Form of Indenture (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-3 (File No. 333-268284) filed on November 10, 2022).
4.8
Form of 2020 Notes Payable Warrant (and Notice of Adjustment) (incorporated by reference to Exhibit 4.10 to the Company’s Registration Statement on Form S-3 (File No. 333-268284) filed on November 10, 2022).

4.9
Form of 2021 Notes Payable Warrant (and Notice of Adjustment) (incorporated by reference to Exhibit 4.11 to the Company’s Registration Statement on Form S-3 (File No. 333-268284) filed on November 10, 2022).

4.10	Description of Securities (incorporated by reference to Exhibit 4.7 to the Company’s Annual Report on Form 10-K filed on March 28, 2022).
10.1	Form of Subscription Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on May 10, 2021).
10.2	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 28, 2022).
10.3†
Earnout Escrow Agreement, dated as of September 29, 2021, by and among Benson Hill, Inc., Shareholder Representative Services LLC, and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 5, 2021).

10.4#	Benson Hill, Inc. 2021 Omnibus Incentive Plan effective September 29, 2021 (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K filed on March 28, 2022).
10.5#
Benson Hill, Inc. 2022 Employee Stock Purchase Plan effective on April 20, 2022 and approved by stockholders on June 13, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 10, 2022).

10.6#	Benson Hill, Inc. 2023 Long-Term Incentive Plan effective January 1, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 7, 2023).
10.7#
Employment Agreement, dated as of September 29, 2021, by and between Benson Hill, Inc. and Matthew B. Crisp (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on November 15, 2021).

10.8#
Employment Agreement, dated as of September 29, 2021, by and between Benson Hill, Inc. and Jason Bull (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed on November 15, 2021).

10.9#
Employment Agreement, dated as of September 29, 2021, by and between Benson Hill, Inc. and Bruce Bennett (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed on November 15, 2021).

10.10#
Employment Agreement, dated as of March 25, 2022, by and between Benson Hill, Inc. and Dean Freeman (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K filed on May 16, 2022).

10.11#	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on October 5, 2021).

Exhibit No.	Description
10.12#
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

10.15#
Form of Benson Hill, Inc. Restricted Stock Unit Agreement—Earn Out Award for Jason Bull granted under the Benson Hill, Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q filed on November 15, 2021).

10.16#
Form of Benson Hill, Inc. Restricted Stock Unit Agreement—Earn Out Award for Yevgeny Fundler granted under the Benson Hill, Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q filed on November 15, 2021).

10.17#
Form of Benson Hill, Inc. Restricted Stock Unit Agreement—Outperformance Award for Matthew Crisp, as amended, granted under the Benson Hill, Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K filed on May 16, 2022).

10.18#
Form of Benson Hill, Inc. Restricted Stock Unit Agreement—Founder’s Grant for DeAnn Brunts, Jason Bull and Bruce Bennett, granted under the Benson Hill, Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 11, 2022).

10.19#
Form of Benson Hill, Inc. Restricted Stock Unit Agreement—2022 Annual LTIP Award granted under the Benson Hill Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed on May 16, 2022).

10.20#
Form of Benson Hill, Inc. Restricted Stock Unit Agreement—2022 Annual LTIP Award for Dean Freeman, Jason Bull and Bruce Bennett, granted under the Benson Hill, Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed on May 16, 2022).

10.21#
Form of Benson Hill, Inc. Restricted Stock Unit Agreement—Sign On Award for Dean Freeman, granted under the Benson Hill, Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed on May 16, 2022).

10.22#
Form of Benson Hill, Inc. Restricted Stock Unit Agreement—2022 Director Award granted under the Benson Hill, Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on August 10, 2022).

10.23#
Offer Letter, dated as of April 29, 2021, by and between Benson Hill, Inc. and Yevgeny Fundler (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K filed on May 16, 2022).

10.24†
Sublease Agreement, dated as of August 9, 2019, as amended, by and between Edge @ BRDG, LLC and Benson Hill Holdings, Inc. (formerly known as Benson Hill, Inc.) (incorporated by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q filed on November 15, 2021).

10.25†
Lease Agreement, dated as of November 4, 2020, as amended, by and between 1200 Research Owner, LLC and Benson Hill Holdings, Inc. (incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q filed on November 15, 2021).

10.26†
Credit Agreement, dated as of April 11, 2019, as amended, by and between Dakota Dry Bean Inc. as Borrower and First National Bank of Omaha as Lender (incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q filed on November 15, 2021).

10.27*†	Tenth Amendment to Credit Agreement, dated as of November 1, 2021, by and between Dakota Dry Bean Inc. as Borrower and First National Bank of Omaha as Lender.
10.28*†	Eleventh Amendment to Credit Agreement, dated as of November 1, 2022, by and between Dakota Dry Bean Inc. as Borrower and First National Bank of Omaha as Lender.
10.29†
Loan and Security Agreement (with Supplement), dated as of December 29, 2021, by and among the Company, certain of the Company’s direct and indirect wholly-owned subsidiaries, the Agent, and the Lenders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 4, 2022).

10.30†
Joinder and First Amendment to Loan Documents, dated June 30, 2022, by and among the Company, certain of the Company’s direct and indirect wholly-owned subsidiaries, the Agent, and the Lenders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 7, 2022).

10.31†
Second Amendment to Loan Documents, dated November 8, 2022, by and among the Company, certain of the Company’s direct and indirect wholly-owned subsidiaries, the Agent, and the Lenders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 10, 2022).

Exhibit No.	Description
10.32*†	Third Amendment to Loan Documents, dated March 10, 2023, by and among the Company, certain of the Company’s direct and indirect wholly-owned subsidiaries, the Agent, and the Lenders
10.33†^
Exclusive Collaboration and Marketing Rights Agreement, dated August 5, 2022, by and between Benson Hill Holdings, Inc. and Archer-Daniels-Midland Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 8, 2022).

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
Date: March 16, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ Matthew B. Crisp	Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2023
Matthew B. Crisp

/s/ Dean Freeman	Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2023
Dean Freeman

/s/ DeAnn Brunts	Director	March 16, 2023
DeAnn Brunts

/s/ J. Stephan Dolezalek	Director	March 16, 2023
J. Stephan Dolezalek

/s/ Adrienne Elsner	Director	March 16, 2023
Adrienne Elsner

/s/ Daniel Jacobi	Director	March 16, 2023
Daniel Jacobi

/s/ David J. Lee	Director	March 16, 2023
David J. Lee

/s/ Molly Montgomery	Director	March 16, 2023
Molly Montgomery

/s/ Craig Rohr	Director	March 16, 2023
Craig Rohr

/s/ Linda Whitley-Taylor	Director	March 16, 2023
Linda Whitley-Taylor