Form 10-K/A
period 2022-12-31
Benson Hill, Inc.
filed 2023-05-01
CIK 1830210

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-K/A
__________________________
(Amendment No. 1)
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
As of April 14, 2023, 207,467,251 shares of the registrant’s common stock, $0.0001 par value, were issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE

Benson Hill, Inc. (the “Company,” “Benson Hill,” “we,” “us” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend our Annual Report on Form 10-K for the year ended December 31, 2022, originally filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2023 (the “Original 10-K”), to include the information required by Items 10 through 14 of Part III of Form 10-K. This Part III information was previously omitted from the Original 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment to include Part III information in our Form 10-K because a definitive proxy statement containing such information may not be filed by Benson Hill within 120 days after the end of the fiscal year covered by the Form 10-K.
In accordance with Rule 12b-15 under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), Part III, Items 10 through 14 of the Original 10-K are hereby amended and restated in their entirety. Additionally, in accordance with Rules 12b-15 and 13a-14 under the Exchange Act, we have amended Part IV, Item 15 to include currently dated certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Since no new financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted. Similarly, since no financial statements have been included in this Amendment, certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 have been omitted.
Except for the changes to Part III and the filing of related certifications added to the list of Exhibits in Part IV, this Amendment makes no changes to the Original 10-K. This Amendment does not reflect events occurring after the filing of the Original 10-K or modify disclosures affected by subsequent events. Terms used but not otherwise defined in the Amendment have such meaning as ascribed to them in the Original 10-K.

BENSON HILL, INC.
i

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors
Listed below is the biographical information for each person who is a member of our Board of Directors (the “Board”), including name, age and position as of April 28, 2023 and additional biographical descriptions.

MATTHEW B. CRISP	Career Highlights

Chief Executive Officer	Mr. Crisp has served as our Chief Executive Officer and as a director since June 2012. Mr. Crisp has a background as an entrepreneur and as a venture capitalist working with and within biotechnology and other technology-driven companies. Prior to co-founding Benson Hill in 2012, he was the founding President of the Agricultural Biotechnology Division and Senior Vice President at Intrexon Corporation, a synthetic biology company. In addition to launching the company’s agricultural biotech efforts, Mr. Crisp worked with Intrexon for more than five years, serving in multiple executive roles and on its Board of Directors. Prior to joining Intrexon, Mr. Crisp was a Managing Director at Third Security, LLC, a venture capital firm and private family office, where he focused on portfolio management and corporate development, working closely with private and public companies in the life sciences and technology sectors, and led the firm’s West Coast operations. Mr. Crisp also co-founded Edison Agrosciences, an agricultural biotech company primarily focused on the development of alternative rubber crops, where he remains Chairman of its Board of Directors. He earned his Bachelor of Science Business Administration in Finance from Radford University, where he formerly served on its Board of Visitors, and as Chairman of the Radford University Foundation’s Board of Directors.
& Director

Age: 40

Director since: 2012

Committee Membership:
● None

Other Public Boards:
● None

Key Qualifications, Experience, Skills and Expertise Contributed to our Board

As the Company’s co-founder and Chief Executive Officer, Mr. Crisp is uniquely familiar with the Company’s business and operations, and brings to our Board a deep understanding of the Company’s people, products and innovations. Mr. Crisp has played an integral role in developing and implementing the Company’s commercial strategies and targeted growth initiatives while leveraging his significant leadership and operating experience across the agricultural and biotechnology sectors. In addition, Mr. Crisp has meaningful and direct experience identifying, negotiating, and consummating strategic business transactions in the life sciences and technology sectors, particularly at high-growth enterprises where enterprise value is tied to science- and technology-based innovations, making him well-equipped to lead the Company as its Chief Executive Officer. We believe that Mr. Crisp’s deep connection to the Company since its inception, in addition to his industry-specific knowledge and expertise, qualify him to serve as our Chief Executive Officer and as a member of our Board of Directors.

DEANN BRUNTS	Career Highlights

Director
Ms. Brunts has over 20 years of senior executive (primarily as chief financial officer) experience in public and private equity backed businesses. She served as our Chief Financial Officer from January 2021 through March 2022. Beginning in October of 2020, she served as a director and audit committee chair of the Company until joining the Company as an employee. During 2020, Ms. Brunts provided financial, accounting, capital structure and leadership consulting services to private equity backed companies. From 1999 to 2020, Ms. Brunts held various executive and chief financial officer roles, including from January 2017 through December 2019, as the Chief Financial Officer of Solaray, LLC, a privately held full service category management and merchandising services provider of general merchandise to a variety of retailers, including over 40,000 convenience stores. Previously, Ms. Brunts served as the chief financial officer at several privately held companies and held additional executive vice president and chief financial roles in technology, professional services and financial services. From 1985 to 1999, Ms. Brunts held various positions at PricewaterhouseCoopers, including transaction services and audit partner and was a licensed CPA from 1987 to 1999. Ms. Brunts previously served as audit committee chair of the Women’s Foundation of Colorado and as a director and audit committee chair for Springboard to Learning and as a director of SRP Companies Canada. She is currently on the board of directors of B&G Foods, Inc., where she serves as audit committee chair and as a member of the nominating and governance and risk committees, and serves as a director and audit committee chair of Claire’s. She earned her Bachelor of Science in Business Administration in Accounting from the University of Missouri in St. Louis, and her Master of Business Administration in Finance and Operations Management from The Wharton School.

Age: 61

Director since: 2020

Committee Membership:
● None

Other Public Boards:
● B&G Foods, Inc. (NYSE: BGS)

Key Qualifications, Experience, Skills and Expertise Contributed to our Board
Ms. Brunts brings significant financial and accounting experience to our Board of Directors, which enables her to contribute important insights regarding financial strategy, risk management, and capital deployment. Through her prior experience serving in multiple executive-level financial and management roles at publicly traded and privately held companies, including as the former Chief Financial Officer of Benson Hill, along with her public accounting experience, Ms. Brunts has developed a deep knowledge and understanding of corporate accounting, financial planning and reporting, internal controls, business operations, talent management, executive team development, and compensation experience at high-growth and capital-intensive businesses. As our former Chief Financial Officer, Ms. Brunts has a deep understanding of our business. Moreover, Ms. Brunts has a demonstrated ability to negotiate and manage a range of strategic business transactions, including mergers and acquisitions, strategic partnerships, capital raises, and multi-tiered financings. Additionally, Ms. Brunts’s experience from serving as a director of B&G Foods, Inc. and as their “audit committee financial expert,” and Claire’s, where she also serves as the audit committee chair, augments the risk management and financial reporting knowledge of our Board of Directors. Ms. Brunts also serves as a member of the Financial Accounting Standards Advisory Committee. We believe that Ms. Brunts’s relevant experience and educational background, which includes an advanced degree in Finance, qualify her to serve as a member of our Board of Directors.

J. STEPHAN DOLEZALEK	Career Highlights

Director	Mr. Dolezalek has been a Managing Partner at Grosvenor Food & AgTech, a private investment arm of the Grosvenor Estate, the family office of the Grosvenor family since January 2019; having previously been a member of its board of directors from 2018 to 2019. Grosvenor Food & AgTech (previously called the Wheatsheaf Group, LLC) operates, invests in and helps to develop businesses in the food and agriculture sectors. From 2016 to 2018, Mr. Dolezalek served as Senior Adviser with respect to the formation of Breakthrough Energy Ventures, an entity formed by the family investment office of Bill Gates. Prior to that, from 1999 until 2017, Mr. Dolezalek served as a Managing Director of VantagePoint Capital Partners, a private equity firm managing a series of private equity funds. Mr. Dolezalek regularly serves as a board member for the companies in which Grosvenor Food & AgTech invests, currently including Aerofarms, a leading vertical farming company and Nuritas, a biotech company developing novel food peptides. He has co-founded three companies and been a board member of numerous venture-backed and publicly traded companies. Prior to his career in venture capital, Mr. Dolezalek was a Corporate and Securities Partner with the law firm of Brobeck, Phleger & Harrison from 1984 to 1999. He earned his Bachelor of Science in City Planning from the University of Virginia School of Architecture and his Juris Doctor from the University of Virginia School of Law.

Age: 66

Director since: 2020

Committee Membership:
● Compensation
● Sustainability and Governance

Other Public Boards:
● None

Key Qualifications, Experience, Skills and Expertise Contributed to our Board

Through his experience founding, advising and growing multiple business enterprises across a series of industries disrupted by technological innovation, including, most recently, in the food and agricultural sectors, Mr. Dolezalek has gained a wealth of experience in navigating and overcoming the challenges faced by high-growth companies like Benson Hill. Mr. Dolezalek has experience both as a lawyer and as principal investor/board member managing capital raising transactions, financial management solutions, strategic financial planning, structured financing transactions, strategic partnerships and mergers and acquisitions. Mr. Dolezalek’s experience as a director and board member of numerous venture-backed and publicly traded companies, in addition to his legal education and related experience, enable him to share valuable insights with our Board regarding matters of corporate governance, business strategy, and commercial sustainability. We believe that Mr. Dolezalek’s experience as an investor, entrepreneur, board member, and his substantial involvement with numerous public and private companies across the agricultural and biotechnology sectors qualify him to serve as a Director, as a member of our Compensation Committee, and as a member of our Sustainability and Governance Committee.

ADRIENNE ELSNER	Career Highlights

Director	Ms. Elsner served as President, Chief Executive Officer, and Director of Charlotte’s Web Holding, Inc., a leader in hemp-derived CBD extract products, from 2019 to 2021. From 2015 to 2018, she served as President, U. S. Snacks, Kellogg Company, a manufacturer and marketer of convenience foods. From 1992 to 2015, Ms. Elsner served in several increasingly senior positions, including Executive Vice President, Chief Marketing Officer with Kraft Foods, Inc., a multinational confectionary and beverage conglomerate. Ms. Elsner serves on the Board of Directors of Owens Corning, an industrial manufacturing company, where she is a member of the Audit and Finance Committees. She has also served on the board of the Ad Council. She earned her Bachelor of Science in Business from the University of Arizona and her Master of Business Administration in Finance and Marketing from the University of Chicago.

Age: 60

Director since: 2019

Committee Membership:
● Compensation
● Sustainability and Governance

Other Public Boards:
● Owens Corning (NYSE: OC)

Key Qualifications, Experience, Skills and Expertise Contributed to our Board

Through her broad range of leadership positions at Kellogg Company and Kraft Foods, especially as Chief Marketing Officer, Ms. Elsner has gained significant knowledge of global markets and operations, and extensive sales, strategy, and product innovation experience in domestic and international markets. Moreover, her executive leadership roles and her experience as a director for other public companies enable Ms. Elsner to provide unique and valuable contributions to our Board in the areas of enterprise management, commercial transactions, and business strategy. This breadth of experience gives our Board a valuable perspective as the Company scales its commercial growth behind an innovation pipeline to enter key product categories. Ms. Elsner is also experienced in executive team development at high-growth enterprises, and her unique appreciation of customers, shareholders and employees parallels and propels the Company’s environmental, social and governance initiatives. We believe that Ms. Elsner’s significant executive leadership and management experience qualify her to serve as a Director, as a member of our Compensation Committee, and as a member of our Sustainability and Governance Committee. Ms. Elsner’s executive management experience, her experience on the audit committees of other public companies, and her knowledge of accounting led to her designation as an “audit committee financial expert.”

DANIEL JACOBI	Career Highlights

Director & Chair	Mr. Jacobi is an attorney and experienced international agriculture business leader who has worked with farmers, government officials, NGOs, and dedicated colleagues around the world in the pursuit of a safe, reliable, and affordable food supply for a world of 9 billion people by the year 2050. Mr. Jacobi has served as an independent director of Feed Energy Corporation since August 2017, as an independent director of The Stelter Company since January 2022, and been a self-employed business and legal advisor since January 2015. From January 1998 until April 2014, Mr. Jacobi worked with DuPont Pioneer, in roles including General Counsel of Pioneer Hi-Bred, Associate General Counsel for DuPont Ag & Nutrition, and finally, as Senior Vice President, responsible for Pioneer’s businesses in Asia, Europe and Africa. During his career at DuPont Pioneer, Mr. Jacobi focused on complex technology licensing arrangements among large and small seed and biotech companies and on agricultural productivity in the developing world. From 1991 to 1997, Mr. Jacobi served as General Counsel of the Wittern Group, in Clive, Iowa. Since his 2014 retirement from DuPont Pioneer, Mr. Jacobi has represented select ag-related businesses, serves on the Advisory Board of the Riley Energy Group and since 2022, has served as an independent director of The Stelter Company. Mr. Jacobi earned his Bachelor of Arts in Psychology and his Juris Doctor from Drake University, and since 2006, has served his alma mater as a member of the Drake Board of Trustees.

Age: 68

Director since: 2016

Committee Membership:
● Audit and Risk

Other Public Boards:
● None

Key Qualifications, Experience, Skills and Expertise Contributed to our Board

Throughout his career, Mr. Jacobi has worked with companies in the agricultural and biotechnology sectors to help create a safe, reliable, and affordable food supply. This work has given Mr. Jacobi an in-depth understanding of national and international biotech and agriculture enterprises, marketing strategies, and product innovation campaigns. Moreover, his work with farmers, government officials, and NGOs provides him with a ground-up perspective of the revenue markets that drive the Company’s growth, bringing a unique and valuable perspective to our Board of Directors. At the same time, Mr. Jacobi’s executive leadership experience has helped to develop his deep knowledge of global business operations and given him a strong, practical financial background, which contribute to our Board’s strategic and financial expertise. In addition, due to his background as corporate attorney, Mr. Jacobi is well-equipped to oversee and manage internal and external legal advisors on a range of corporate and transactional matters, including intellectual property protection, agricultural technology and agricultural biotechnology licensing, regulatory compliance, and mergers and acquisitions. We believe that Mr. Jacobi’s professional background and relevant experience qualifies him to serve as our Chair, as a Director, and as a member of our Audit and Risk Committee.

DAVID J. LEE	Career Highlights

Director	Mr. Lee has served as Chair and Chief Executive Officer of Iron Ox, Inc., a private company pioneering technology and plant science to serve the controlled environment agriculture industry since December 2021. From February 2021 to November 2022, Mr. Lee worked as President of AppHarvest, Inc., a leading AgTech and sustainable food company; from December 2015 to January 2021, Mr. Lee served as the Chief Financial Officer and from December 2015 to March 2019 as the Chief Operating Officer at Impossible Foods Inc.; from April 2014 to December 2015, Mr. Lee served as the Chief Financial Officer of Zynga Inc. Mr. Lee is currently on the board of directors of AppHarvest, Inc. and Zevia PBC, a Delaware public benefit corporation and designated Certified B Corporation that offers a broad portfolio of zero sugar, zero calorie, and naturally sweetened beverages. Mr. Lee earned his Bachelor of Arts in Government from Harvard College and his Master of Business Administration from the University of Chicago.

Age: 51

Director since: 2021

Committee Membership:
● Audit and Risk (Chair)

Other Public Boards:
● AppHarvest, Inc. (NASDAQ: APPH)
● Zevia PBC (NYSE: ZVIA)

Key Qualifications, Experience, Skills and Expertise Contributed to our Board

Through his multiple executive leadership roles at innovative biotech and agricultural companies, Mr. Lee has gained extensive knowledge of, and expertise in, managing business and financial operations at high-growth enterprises, and he brings significant financial expertise to our Board of Directors. He also has a wealth of experience in managing acquisition financings, overseeing mergers and acquisitions, and negotiating strategic partnerships for public and private companies. Through his experience as Chief Financial Officer at Impossible Foods and as an audit committee member at Zevia, Mr. Lee has gained robust experience in the oversight of audit and accounting matters, internal control over financial reporting, cybersecurity initiatives and enterprise risk management solutions. In addition, through his past and present executive leadership positions, Mr. Lee has direct experience in the oversight of marketing and sales initiatives, product innovations, talent management strategies and other day-to-day business operations, particularly in the ag-tech and retail food sectors. As a result, Mr. Lee brings valuable insights to our Board of Directors, and provides thoughtful guidance to the management. We believe that Mr. Lee’s extensive executive, financial and operational expertise qualifies him to serve as a Director and as the Chair of our Audit and Risk Committee. Mr. Lee’s financial management experience and extensive knowledge of accounting led to his designation as an “audit committee financial expert.”

MOLLY MONTGOMERY	Career Highlights

Director	Ms. Montgomery currently serves on the board of directors at Wilbur-Ellis Company (since January 2020), The Wine Group (since October 2020) and Custom Made Meals (since May 2021). Ms. Montgomery also served as President, Chief Executive Officer of Custom Made Meals, a leading manufacturer of fresh, value-added protein appetizers and entrees sold through club stores and retail grocery locations nationwide, from May 2022 to February 2023. Since May 2020, Ms. Montgomery has served or is serving on the board of directors of Roth CH Acquisition I Co., Roth CH Acquisition II Co., Roth CH Acquisition III Co., and Roth CH Acquisition IV Co. From 2009 to 2019, Ms. Montgomery served as an Executive Officer of Landec Corporation, and as Chief Executive Officer, President & Director from 2015 to 2019, leading its two independent operating businesses: Curation Foods and Lifecore Biomedical. Ms. Montgomery previously served on the board of directors of Windset Farms, one of the largest hydroponic greenhouse growers in North America, from 2018 to 2019, and on the board of directors of Flower One Holdings from January 2020 to December 2020. Prior to Landec, Ms. Montgomery served as VP of Global Marketing and Business Development at Ashland Chemical. Ms. Montgomery has also been an executive in two enterprise software companies. Ms. Montgomery earned her Bachelor of Science in Chemical Engineering and her Master of Engineering in Chemical Engineering from the University of Louisville and her Master of Business Administration from Harvard Business School.

Age: 56

Director since: 2021

Committee Membership:
● Sustainability and Governance (Chair)

Other Public Boards:
● Roth CH Acquisition IV Co. (NASDAQ: ROCG)

Key Qualifications, Experience, Skills and Expertise Contributed to our Board

Ms. Montgomery’s well-rounded management experience at leading national and international public and private companies in the agricultural, biotechnology and retail food sectors contribute important insights to our Board of Directors on matters of business strategy and corporate governance. From her positions as Chief Executive Officer and President of CMM and Landec Corporation, Ms. Montgomery brings extensive executive management and leadership experience to our Board of Directors, with valuable strategic guidance as the Company executes on its strategies and plans for growth. In addition, through her service as a director of publicly traded companies, Ms. Montgomery has gained a wealth of experience in the oversight and management of strategic transactions and partnerships, corporate governance and sustainability initiatives, and stakeholder engagement campaigns. In addition, Ms. Montgomery’s educational background, which includes advanced degrees in Chemical Engineering and Business, make her uniquely qualified to understand and navigate the interplay of science and commerce at high-growth enterprises like Benson Hill. We believe that Ms. Montgomery’s professional background and relevant experience qualify her to serve as a Director and as the Chair of our Sustainability and Governance Committee. Ms. Montgomery’s executive management experience, her service on the board of directors of other companies and her educational background led to her designation as an “audit committee financial expert.”

CRAIG ROHR	Career Highlights

Director
Mr. Rohr is a Senior Managing Director in Magnetar Capital’s energy and infrastructure group and has been at Magnetar Capital since October 2009. Mr. Rohr served as President of Star Peak Corp II from January 2021 until the closing of our business combination on September 29, 2021. Prior to joining Magnetar Capital, Mr. Rohr worked at First Reserve Corporation, a global control private equity and infrastructure investment firm. Based in London, England, Mr. Rohr focused on First Reserve’s portfolio company investments across North America, South America and Europe. Before joining First Reserve, Mr. Rohr worked at Citigroup in the firm’s Global Energy Investment Banking Group in New York. Mr. Rohr currently serves on the boards of directors of Vesper Energy Development LLC, PosiGen and Lightstar Renewables LLC (Magnetar Capital portfolio companies operating in the utility scale solar, residential solar and distributed solar spaces). Mr. Rohr earned his Bachelor of Science in Finance & Business Economics from the University of Notre Dame, where he graduated magna cum laude.

Age: 40

Director since: 2021

Committee Membership:
● Audit and Risk

Other Public Boards:
● None

Key Qualifications, Experience, Skills and Expertise Contributed to our Board

Mr. Rohr brings a strong financial background to our Board of Directors, developed through his previous work in investment banking and private equity at Citigroup and First Reserve, in addition to his significant experience managing complex financial transactions. Mr. Rohr’s deep understanding of the capital markets and investor engagement campaigns provides our Board of Directors with insightful strategic guidance, and enables him to navigate and manage numerous successful capital raising transactions for high-growth, capital-intensive enterprises in a variety of industries. Moreover, Mr. Rohr’s financial expertise and familiarity with corporate accounting and financial planning augment our Board’s collective financial knowledge. Mr. Rohr contributes a wealth of experience in matters of corporate governance and strategic planning, together with an entrepreneurial mindset and business acumen. We believe that Mr. Rohr’s financial expertise and his significant experience investing in sustainability and environmentally friendly businesses qualifies him to serve as a Director and as a member of our Audit and Risk Committee.

LINDA WHITLEY-TAYLOR	Career Highlights

Director
Ms. Whitley-Taylor has assisted with the UnitedHealth Group integration of Change Healthcare Inc. since October 2022. Ms. Whitley-Taylor joined Change Healthcare in 2013 and served as Executive Vice President and Chief People Officer from 2013 through October 2022. From 2008 to 2012, Ms. Whitley-Taylor served as Executive Vice President-Chief Human Resources Officer of AMERIGROUP Corporation. Ms. Whitley-Taylor currently serves on the board of trustees of Hampden-Sydney College. Ms. Whitley-Taylor earned her Bachelor of Arts in Psychology from Radford University.

Age: 59

Director since: 2021

Committee Membership:
● Compensation (Chair)

Other Public Boards:	Key Qualifications, Experience, Skills and Expertise Contributed to our
● None	Board

Ms. Whitley-Taylor’s executive management and leadership experience with multiple public companies enables her to contribute important insights to our Board regarding international business strategy and talent management. Ms. Whitley-Taylor has direct and significant experience in the management and oversight of complex commercial transactions, including through her role as Strategic Advisor to UnitedHealth Group on the integration of Change Healthcare Inc, which provides our Board with valuable insights on matters of commercial synergies and strategic growth. Moreover, Ms. Whitley-Taylor’s previous experience leading the human resources function at two public companies helped to cultivate her deep understanding of human resource management strategies, which enables her to provide sound guidance to our Board regarding key corporate policymaking initiatives. Ms. Whitley-Taylor is also experienced in the areas of talent management, executive compensation, and executive team development, with a view toward enhancing communication and collaboration across the workplace. We believe that Ms. Whitley-Taylor’s depth of experience in talent management strategies and corporate culture, and vast experience in compensation qualifies her to serve as a Director and as the Chair of our Compensation Committee.

Corporate Governance Guidelines
Our Board of Directors has adopted Corporate Governance Guidelines that set forth expectations for directors, director independence standards, board committee structure and functions and other policies for the governance of our Company. Our Corporate Governance Guidelines are available without charge on the Investor Relations section of our website, which is located at https://investors.bensonhill.com by clicking on “Governance Documents” in the “Governance” section of our website. Our Corporate Governance Guidelines are subject to modification from time to time by our Board of Directors pursuant to the recommendations of our Sustainability and Governance Committee.

Board Leadership Structure; Chair and Lead Director

Daniel Jacobi, one of our independent directors, is the Chair of our Board of Directors. Our Corporate Governance Guidelines provide that our Board of Directors shall be free to choose its Chair in any way that it considers to be in the best interests of our Company. In addition, our Corporate Governance Guidelines provide that, when the Chair of our Board is a member of the Company management or does not otherwise qualify as independent, our independent directors will also elect, annually, an independent director as the Lead Director of our Board. The independent members of our Board of Directors also meet in executive session without management, which provides our Board of Directors with the benefit of having the perspective of independent directors.
Our Board of Directors believes that the current formation of our Board is the best leadership structure for us at the current time and is in the best interests of our Company and stockholders.

Our Board of Directors’ Role in Risk Oversight
One of the key functions of our Board of Directors is informed oversight of our risk management process. It administers this oversight function directly through our Board of Directors as a whole, as well as through its standing committees that address risks inherent in their respective areas of oversight. Areas of focus include economic, operational, financial (accounting, credit, investment, liquidity and tax), competitive, legal, technical, scientific, regulatory, cybersecurity, privacy, compliance and reputational risks. The risk oversight responsibility of our Board of Directors and its committees is supported by our management reporting processes, which are designed to provide visibility to our Board of Directors and to our personnel who are responsible for risk assessment and information about the identification, assessment and management of critical risks, and our management’s risk mitigation strategies.
Our Audit and Risk Committee assists our Board in its oversight of enterprise risks, including technical and scientific risks, and assists our Board of Directors in fulfilling its oversight responsibilities with respect to risk management. The Audit and Risk Committee is responsible for reviewing and discussing our major financial risk exposures and the steps our management has taken to monitor and control these exposures, including guidelines and policies with respect to risk assessment and risk management, such as major risk exposures related to tax matters, litigation, financial instruments and information security (including cybersecurity), technology and scientific risks. Our Compensation Committee assesses and monitors whether any of our compensation policies and programs has the potential to encourage excessive risk-taking. Our Sustainability and Governance Committee assesses risks related to our corporate governance practices, the independence of our Board of Directors and monitors the effectiveness of our corporate governance guidelines.
We believe this division of responsibilities is an effective approach for addressing the risks we face and that our Board leadership structure supports this approach.

Committees of Our Board of Directors
Our Board of Directors has established an Audit and Risk Committee, a Compensation Committee and a Sustainability and Governance Committee. The composition and responsibilities of each committee are described below. Each of these committees has a written charter approved by our Board of Directors. Copies of the charters for each committee are available on the Investor Relations section of our website, which is located at https://investors.bensonhill.com by clicking on “Governance Documents” in the “Governance” section of our website. Members serve on these committees until (i) they resign from their respective committee, (ii) they no longer serve as a director or (iii) as otherwise determined by our Board of Directors.

Audit and Risk Committee
Our Audit and Risk Committee consists of David J. Lee, who serves as Chair, Daniel Jacobi and Craig Rohr. Our Board of Directors has determined that Adrienne Elsner, David J. Lee, Daniel Jacobi, Molly Montgomery and Craig Rohr each meet the requirements for independence and financial literacy under the current NYSE listing standards and SEC rules and regulations. In addition, our Board of Directors has determined that David J. Lee, Adrienne Elsner and Molly Montgomery, each qualify as an “audit committee financial expert” within the meaning of Item 407(d) of Regulation S-K promulgated under the Securities Act of 1933, as amended, or the Securities Act (though Ms. Elsner and Ms. Montgomery do not serve on our Audit and Risk Committee). This designation does not impose any duties, obligations, or liabilities that are greater than are generally imposed on members of our Audit and Risk Committee and our Board of Directors. Our Audit and Risk Committee is responsible for, among other things, assisting our Board in its oversight of:

●	the quality and integrity of our financial statements;
●	our compliance with regulatory requirements;
●	our compliance with regulatory requirements;
●	the performance of our internal audit function; and
●	the performance of our independent registered public accounting firm.
Our Audit and Risk Committee operates under a written charter, which satisfies applicable NYSE listing standards and SEC rules, and is available on our website at www.bensonhill.com.

Compensation Committee
Our Compensation Committee consists of Linda Whitley-Taylor, who serves as Chair, Adrienne Elsner and J. Stephan Dolezalek. Our Board of Directors has determined that the composition of the Compensation Committee meets the requirements for independence under the current NYSE listing standards and SEC rules and regulations. Each member of the committee is a non-employee director, as defined in Rule 16b-3 promulgated under the Exchange Act. Our Compensation Committee is responsible for, among other things:

●	reviewing, approving and determining, the compensation program and compensation of our executive officers;
●	monitoring our incentive and equity-based compensation plans;
●	reviewing and approving the creation or revision of any clawback policy allowing us to recoup compensation paid to current and former employees;
●	reviewing our compensation policies for elements of risk; and
●	preparing the Compensation Committee report required to be presented to our Board of Directors.
Our Compensation Committee operates under a written charter, which satisfies applicable NYSE listing standards and SEC rules, and is available on our website at www.bensonhill.com.
Compensation Committee Interlocks and Insider Participation
No member of our Compensation Committee is or has been a former or current executive officer or employee of the Company. During 2022, no member of our Compensation Committee had a relationship that must be described under the SEC rules relating to disclosure of related person transactions. None of our executive officers currently serves, or has served during the last completed fiscal year, as a member of our Board of Directors or Compensation Committee (or other committee performing equivalent functions) of any entity that has one or more executive officers serving on our Board of Directors or Compensation Committee.

Sustainability and Governance Committee
Our Sustainability and Governance Committee consists of Molly Montgomery, who serves as Chair, J. Stephan Dolezalek and Adrienne Elsner. Our Sustainability and Governance Committee is responsible for, among other things:

●	identifying individuals qualified to become new board of director members, consistent with criteria approved by our Board of Directors;
●	reviewing the qualifications of incumbent directors to determine whether to recommend them to re-election and selecting, or recommending that the Board of Directors select, the director nominees for the next annual meeting of the stockholders;
●	identifying members of our Board of Directors qualified to fill vacancies on any Board of Directors committee and recommending that our Board of Directors appoint the identified member or members to the applicable committee;
●	reviewing and recommending to our Board of Directors corporate governance principles applicable to the Company; overseeing the Company’s environmental and social capital policies and initiatives;
●	handling such other matters that are specifically delegated to the committee by the Board of Directors from time to time; and
●	overseeing our environmental, social and governance (“ESG”) matters, including environmental sustainability (climate, water, and biodiversity) and social capital (supply chain diversity, human rights, community relations, and philanthropy) matters, and periodically review the Company’s ESG strategy, goals, policies and procedures.
Our Sustainability and Governance Committee operates under a written charter, which satisfies applicable NYSE listing standards and SEC rules, and is available on our website at www.bensonhill.com.

Board and Committee Meetings and Attendance
Our Board of Directors and its committees meet regularly throughout the year, and also hold special meetings and act by written consent from time to time. From January 1, 2022 through December 31, 2022, our Board of Directors met ten (10) times; our Audit and Risk Committee met five (5) times; our Compensation Committee met seven (7) times; and our Sustainability and Governance Committee met six (6) times.
From January 1, 2022 through December 31, 2022, each member of our Board of Directors attended at least 91% of the aggregate of all meetings of our Board of Directors and Committee meetings on which such member served that were held during the period in which such director served.

Code of Conduct and Ethics
We have adopted a Code of Conduct and Ethics that applies to all of our directors, officers and employees, which is available on our website at www.bensonhill.com.

Executive Officers
Our Board of Directors chooses our executive officers, who then serve at the discretion of our Board of Directors. Listed below is the biographical information for each of our executive officers, including, name, age and position with Benson Hill as of April 28, 2023 and additional biographical descriptions.

MATTHEW B. CRISP	For a brief biography of Mr. Crisp, please see the section of this Amendment entitled “Board of Directors.”

BRUCE BENNETT	Career Highlights

President, Ingredients
Mr. Bennett has served as the President, Ingredients for Benson Hill since July 2021. From January through June 2021, he was self-employed as a consultant; from March 2019 through December 2020, he served as the Vice President Strategic Sourcing at McClement Management Group, where he was responsible for managing spend across baked goods, dairy, coatings and seasonings and condiments for one of the largest quick service restaurants in the United States; and from 1993 to 2018, he worked at various roles at Archer Daniels Midland, including most recently as President Global Proteins from August 2016 to May 2018, where he led the division tasked with commercializing next generation proteins and implementing growth initiatives for soy and peas protein, edible beans and powders, ancient grains and gluten-free and organic flours. While at Archer Daniels Midland, Mr. Bennett also worked as President, Specialty Ingredients, Vice President, Foods and Wellness, General Manager, Soy Proteins, as well as in various sales positions domestically and internationally. During his time there, Mr. Bennett led efforts to expand Archer Daniels Midland’s geographic footprint, broaden its portfolio into complementary and adjacent products, and commercialize next-generation protein ingredients. Mr. Bennett earned his Bachelor of Arts in English and Economics from Illinois Wesleyan University and a wide variety of professional certifications.

Age: 52

Joined Benson Hill: 2021

Key Qualifications, Experience, Skills and Expertise

Mr. Bennett is an accomplished and results-oriented executive with extensive experience in the agricultural and retail food sectors. As President, Ingredients, Mr. Bennett leads the Company’s product innovation, marketing, and commercialization initiatives. His previous experience in consulting and with Archer Daniels Midland helped cultivate his ability to identify and adapt to changing consumer preferences and industry trends, which he leverages with respect to M&A diligence and integration, strategic investments, new product development, cost reduction initiatives, pricing strategy, human capital planning and training, and sales and marketing initiatives.

JASON BULL, PH.D.	Career Highlights

Chief Technology Officer
Mr. Bull has served as the Chief Technology Officer for Benson Hill since June 2020. Prior to joining Benson Hill, he founded a machine learning business at Object Computing, Inc. (OCI), where he served as VP, Strategy & Machine Learning from November 2018 to May 2020. The machine learning business had strategic business impact across multiple Fortune 500 companies spanning a diverse set of industries. Prior to OCI, Mr. Bull served as Vice President, Digital at The Climate Corporation from June 2016 to August 2018, and spent twenty years with Bayer (Monsanto), most recently as its Vice President R&D of (Global Digital Seed Science), where he delivered a digital advisory platform. Mr. Bull also served as Vice President R&D (Global Trait & Field Solutions), leading trait introgression into the global product lineup and global research and development intellectual property, where he spearheaded the seminal introduction of predictive technologies and their application to the research and development pipeline. Mr. Bull has been granted 30 patents in digital agriculture, molecular breeding and robotic seed chipping. He has also authored 15 publications on the optimization of breeding and production systems. He earned his Bachelor of Agricultural Science (Honors) in quantitative genetics and analytics and his Ph.D. in quantitative genetics and biometrics from the University of Queensland in Australia.

Age: 56

Joined Benson Hill: 2020

Key Qualifications, Experience, Skills and Expertise

Mr. Bull has over 20 years of industry experience unlocking synergies between biology and data science. As Chief Technology Officer, Mr. Bull leads the Company’s combined R&D and data science capabilities across predictive breeding, genomics, product discovery, big data engineering and scientific development. Mr. Bull has a track record of leading cross-functional teams and pioneering innovations in a host of agricultural and technical fields, which we believe enable him to effectively lead our technological initiatives at the intersection of science and commerce.

DEAN FREEMAN	Career Highlights

Chief Financial Officer
Mr. Freeman has served as our Chief Financial Officer since March 28, 2022, after joining Benson Hill in February 2022 as Executive Vice President, Finance. From 2019 to January 2022, Mr. Freeman served as President and Chief Executive Officer of First Source Capital LLC, a commercial finance company he founded in 2019 to serve the commercial real estate, trade finance, alternative finance, M&A and business finance markets; from 2016 to 2019, he served as Vice President, Finance, Information Technology, and Chief Financial Officer of GCP Applied Technologies Inc., a global provider of construction products technologies; from 2015 to 2016, he served as Vice President, GCP Finance at W.R. Grace & Co.; and from 2012 to 2015, he was employed by Watts Water Technologies Inc., a global provider of water quality products and solutions for the residential, commercial and industrial real estate markets, were he served as interim President and Chief Executive Officer after serving as Executive Vice President and Chief Financial Officer. Mr. Freeman previously held senior finance and treasurer roles with Flowserve Corporation and The Stanley Works Corporation, in addition to financial and management roles of increasing responsibility with United Technologies Corporation and Alstom Power Services. Mr. Freeman earned his Bachelor of Science in Business Administration from the University of Connecticut and his Master of Business Administration from Rensselaer Polytechnic Institute.

Age: 59

Joined Benson Hill: 2022

Key Qualifications, Experience, Skills and Expertise

Mr. Freeman is a seasoned executive with over 30 years of financial leadership and public company experience and a robust record of strategic and operational financial leadership for organizations undergoing significant growth. Through his previous work in commercial real estate, trade finance, and other industries, Mr. Freeman gained in-depth experience managing a variety of commercial transactions, global financial planning, accounting, tax and treasury, and investor relations. Mr. Freeman also has significant experience implementing and maintaining internal controls, managing enterprise risks, and developing capital deployment strategies, particularly at a high-growth enterprise like Benson Hill.

YEVGENY FUNDLER	Career Highlights

Chief Legal Officer & Corporate Secretary
Mr. Fundler has served as Chief Legal Officer and Corporate Secretary at Benson Hill since May 2021. From March 2014 to January 2021, he served as Senior Vice President, General Counsel and Secretary of AITX (formerly known as American Railcar Industries, Inc.), a company in the business of railcar leasing and repair services, managing a fleet of tank and covered hopper railcars across the United States. Mr. Fundler served as Vice President, General Counsel of WestPoint Home LLC, a company in the business of manufacturing, licensing and distributing various home textile products and brands with an international manufacturing base in Bahrain and a multinational sourcing operation, from March 2010 until February 2014. From September 2006 through February 2010, Mr. Fundler served as Assistant General Counsel of Icahn Enterprises L.P., a diversified holding company engaged in investment, energy, automotive, food packing, metals, real estate and home fashion. From March 2000 to September 2006, Mr. Fundler served as Counsel with Icahn Associates and affiliates. Prior to Icahn Associates, Mr. Fundler worked for Gordon Altman Weitzen Shalov & Wein, a law firm representing the interests of various corporate and institutional clients in a broad range of corporate, mergers and acquisitions and other commercial transactions. Prior to joining the corporate group at Gordon Altman Weitzen Shalov & Wein, Mr. Fundler had his own law practice in Silicon Valley and San Francisco, with an emphasis on representing start-up entrepreneurs. Mr. Fundler earned his Bachelor of Arts in International Business from San Diego State University and his Juris Doctor from University of California Hastings College of the Law.

Age: 53

Joined Benson Hill: 2021

Key Qualifications, Experience, Skills and Expertise

Mr. Fundler is a strategic leader and trusted advisor with more than 25 years of experience delivering business-focused solutions. Mr. Fundler is an accomplished legal counsel in the areas of corporate governance, mergers and acquisitions, financial and capital market transactions, complex commercial transactions, intellectual property and litigation management, and compliance. Moreover, through his executive-level leadership experience, Mr. Fundler gained a wealth of experience providing strategic leadership and tactical advice to executive teams regarding corporate strategy and governance and day-to-day operations. We believe Mr. Fundler’s extensive legal background and executive experience enables him to effectively lead Benson Hill’s legal function and contribute to the executive team.

ITEM 11. EXECUTIVE COMPENSATION

Introduction
This section provides an overview of the Company’s executive compensation programs, including a narrative description of the material factors necessary to understand the information disclosed in the Summary Compensation Table below.
Our named executive officers (“NEOs”) for fiscal year 2022, which are determined in accordance with applicable SEC rules and consist of our principal executive officer and the next two most highly compensated executive officers, are:

●	Matthew B. Crisp, our Chief Executive Officer;
●	Dean Freeman, our Chief Financial Officer; and
●	Jason Bull, our Chief Technology Officer.

Summary Compensation Table
The following table shows information concerning the annual compensation for services provided to the Company by our NEOs for the periods ended December 31, 2021 and December 31, 2022.

Name and Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Incentive Plan Compensation ($)(2)	All Other Compensation ($)(3)	Total ($)
Matthew B. Crisp	2022	613,462	—	15,381,499(4)	—	1,089,844	18,856	17,103,660
Chief Executive Officer(5)	2021	455,712	—	2,900,420(6)	912,803(7)	657,012	15,838	4,941,784
Dean Freeman	2022	394,616	—	2,224,745(8)	—	314,047	6,630	2,940,038
Chief Financial Officer(9)	2021	—	—	—	—	—	—	—
DeAnn Brunts	2022	148,077	—	810,099(10)	—	—	28,878	987,054
Chief Financial Officer(11)	2021	470,280	350,000	840,691(6)	898,378(12)	269,231	46,633	2,875,213
Jason Bull	2022	422,616	—	1,284,567(13)	—	252,802	20,866	1,980,851
Chief Technology Officer	2021	330,808	—	618,798	306,476(14)	219,210	12,693	1,487,984

(1)
The amounts included in the “Stock Awards” and “Option Awards” columns represent the grant date fair values of restricted stock unit (“RSU”) awards and stock options, respectively, granted to our NEOs. Amounts shown do not reflect compensation actually received by the NEOs nor do they necessarily reflect the actual value that will be recognized by the NEOs. Instead, the amount shown is the grant date fair value of RSU awards and stock option awards granted to the NEOs computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“ASC Topic 718”). The assumptions used to calculate the value of RSU awards and stock options are set forth in Note 19—Stock-Based Compensation to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

(2)	The amounts in this column represent cash bonus payments to our NEOs under our 2021 Annual Incentive Plan, which are based on Company and individual performance.
(3)
The amounts in this column represent group-term life payments made by the company on behalf of the employee, 401(k) plan matching contributions, housing allowance provided to Ms. Brunts and housing reimbursement provided to Mr. Freeman.

(4)
This amount includes two RSU awards. The first RSU award was granted on January 7, 2022. The vesting start date for this award is September 29, 2021. The award time vests subject to continued service and will become 100% time vested on the third anniversary of the vesting start date. These RSUs will performance vest as to (i) 25% if and when the volume-weighted average price per share of the common stock over 30 consecutive trading days (the “30-day VWAP”) at any time on or after the first anniversary of the vesting start date but on or prior to the third anniversary of the vesting start date, is above $15, (ii) 25% if and when the 30-day VWAP at any time on or after the first anniversary of the vesting start date but on or prior to the fourth anniversary of the vesting start date, is above $20, (iii) 25% if and when the 30-day VWAP at any time on or after the first anniversary of the vesting start date but on or prior to the fifth anniversary of the vesting start date, is above $25 and (iv) 25% if and when the 30-day VWAP at any time on or after the first anniversary of the vesting start date but on or prior to the sixth anniversary of the vesting start date, is above $30, provided that, if any of the 30-day VWAP targets in the foregoing clauses (i)-(iv) are not achieved by the respective deadlines, such 30-day VWAP target will be increased by 10% and the applicable 25% tranche of the RSUs with respect to that 30-day VWAP target (as increased) will vest if and when such increased 30-day VWAP target is achieved at any time within the 12-month period following the original deadline for such 30-day VWAP target. The second award was granted on March 18, 2022. The vesting start date for this award is the grant date. The award vests subject to continued service through each applicable vesting date with 25% of the RSUs vesting on each annual anniversary of the vesting start date, becoming 100% vested on the fourth annual anniversary of the vesting start date.

(5)	Mr. Crisp received no cash compensation in connection with his 2022 or 2021 Board service.

(6)
Granted on September 29, 2021. This RSU award vests subject to continued service, if at any time on or after the Vesting Start Date but on or prior to the third anniversary of the Vesting Start Date the closing price per share of the Common Stock over any 20 trading days within any 30 consecutive trading day period equals or exceeds: (i) $14, then 50% of this award will vest; and (ii) $16, then 50% of this award will vest.

(7)
This amount includes two option awards. The first option award was granted on January 25, 2021. This option award vests and becomes exercisable in approximately equal installments on each of the first four anniversaries of the Vesting Commencement Date (here, October 21, 2020), subject to continued service with the Company through each such vesting date. The second option award was granted on February 9, 2021. This option award vests and becomes exercisable in approximately equal installments on the Vesting Commencement Date (here, September 29, 2021) and each of the first three anniversaries of the Vesting Commencement Date, subject to continued service with the Company through each such vesting date.

(8)	This amount includes two RSU awards. The first RSU award was sign-on equity and was granted on March 17, 2022. The vesting start date for this award is February 2, 2022. The award vests subject to continued service through each applicable vesting date with 25% of the RSUs vesting on each annual anniversary of the vesting start date, becoming 100% vested on the fourth annual anniversary of the vesting start date. The second award was granted on March 18, 2022. The vesting start date for this award is the grant date. The award vests subject to continued service through each applicable vesting date with 25% of the RSUs vesting on each annual anniversary of the vesting start date, becoming 100% vested on the fourth annual anniversary of the vesting start date.
(9)	Mr. Freeman became our Chief Financial Officer as of March 28, 2022.
(10)	This amount includes two RSU awards. The first RSU award was granted on January 7, 2022. The vesting start date for this award is September 29, 2021. The award time vests subject to continued service and will become 100% time vested on the third anniversary of the vesting start date. These restricted stock units will performance vest as to (i) 50% if and when the 30-day VWAP at any time on or after the first anniversary of the vesting start date but on or prior to the third anniversary of the vesting start date, is above $15 and (ii) 50% if and when the 30-day VWAP at any time on or after the first anniversary of the vesting start date but on or prior to the fifth anniversary of the vesting start date, is above $20, provided that, if any of the 30-day VWAP target in clause (i) is not achieved by the third anniversary of the vesting start date, such 30-day VWAP target will be increased by 10% and the applicable 50% tranche of the RSUs with respect to the 30-day VWAP target (as increased) will vest if and when such increased 30-day VWAP target is achieved at any time within the 12-month period following the third anniversary of the vesting start date. The second award was granted on July 1, 2022. The vesting start date for this award is June 13, 2022. The award vests subject to continued service and will vest on the earlier of the first anniversary of the grant date or the following year’s annual shareholder meeting.
(11)	Ms. Brunts resigned as our Chief Financial Officer in connection with her retirement, and she was replaced by Mr. Freeman, effective as of the filing of the Corporation’s Annual Report on Form 10-K on March 28, 2022. Ms. Brunts has continued to serve on our Board following her resignation as our Chief Financial Officer. Ms. Brunts received no cash compensation in respect of her 2021 Board service.
(12)
This amount includes two option awards. The first option award was granted on January 25, 2021. This option award vests and becomes exercisable in approximately equal installments on the first two anniversaries of the Vesting Commencement Date (here, January 11, 2021), subject to continued service with the Company through each such vesting date. The second option award was granted on January 25, 2022 in connection with her Board service. This option award vests and becomes exercisable in approximately equal installments on each of the first eight quarterly anniversaries of the Vesting Commencement Date (here, December 1, 2020), subject to continued service with the Company through each such vesting date.

(13)	This amount includes two RSU awards. The first RSU award was granted on January 7, 2022. The vesting start date for this award is September 29, 2021. The award time vests subject to continued service and will become 100% time vested on the third anniversary of the vesting start date. These RSUs will performance vest as to (i) 50% if and when the 30-day VWAP at any time on or after the first anniversary of the vesting start date but on or prior to the third anniversary of the vesting start date, is above $15 and (ii) 50% if and when the 30-day VWAP at any time on or after the first anniversary of the vesting start date but on or prior to the fifth anniversary of the vesting start date, is above $20, provided that, if any of the 30-day VWAP target in clause (i) is not achieved by the third anniversary of the vesting start date, such 30-day VWAP target will be increased by 10% and the applicable 50% tranche of the RSUs with respect to the 30-day VWAP target (as increased) will vest if and when such increased 30-day VWAP target is achieved at any time within the 12-month period following the third anniversary of the vesting start date. The second award was granted on March 18, 2022. The vesting start date for this award is the grant date. The award vests subject to continued service through each applicable vesting date with 25% of the RSUs vesting on each annual anniversary of the vesting start date, becoming 100% vested on the fourth annual anniversary of the vesting start date.
(14)
This amount includes two option awards. The first option award was granted on February 9, 2021. This option award vests and becomes exercisable in approximately equal installments on the Vesting Commencement Date (here, September 29, 2021) and each of the first three anniversaries of the Vesting Commencement Date, subject to continued service with the Company through each such vesting date. The second option award was granted on February 9, 2021. This option award vests and becomes exercisable in approximately equal installments on each of the first four anniversaries of the Vesting Commencement Date (here, February 9, 2021), subject to continued service with the Company through each such vesting date.

Employment Agreements
Chief Executive Officer – Crisp Employment Agreement
On July 20, 2021, the Company and Mr. Crisp entered into an Executive Employment Agreement (the “Crisp Employment Agreement”) in connection with Mr. Crisp’s service to the Company as our Chief Executive Officer. The Crisp Employment Agreement became effective on the Merger Closing Date.
Pursuant to the Crisp Employment Agreement, Mr. Crisp (i) is entitled to an initial annual base salary of $575,000, which was increased to $625,000 on March 12, 2022, pursuant to the intention, but not the obligation of the original agreement, (ii) is eligible to receive an annual cash bonus with a target amount of 125% of his annual base salary, determined based on the achievement of certain Company and individual performance goals set by our Board of Directors or the Compensation Committee, and subject to other terms and conditions of the Crisp Employment Agreement, and (iii) starting in 2022, is eligible to participate in the Company’s 2021 Omnibus Incentive Plan (the “Incentive Plan”) and the Company’s long-term equity incentive program (the “LTIP”), as determined by our Board of Directors or the Compensation Committee, in its sole discretion. The target equity award for Mr. Crisp’s 2023 annual grant will have a grant date fair value equal to 200% of Mr. Crisp’s base salary, and shall vest annually over three years from the vesting start date, subject to Mr. Crisp’s continued employment with the Company through the applicable vesting date.
In addition, in consideration of Mr. Crisp entering into the Crisp Employment Agreement, Mr. Crisp received a one-time equity incentive award of 2,000,000 RSUs (the “Outperformance Grant”) on January  7, 2022, that vests subject to Mr. Crisp’s continued employment with the Company through September 29, 2024 (the third anniversary of the Merger Closing Date) and satisfaction of certain performance-based vesting conditions generally based on the achievement by our Common Stock of certain 30-day volume-weighted average price per share milestones (as detailed in the Crisp Employment Agreement) detailed above.
Under the Crisp Employment Agreement, upon a termination by the Company without Cause or Mr. Crisp’s resignation for Good Reason (each as defined in the Crisp Employment Agreement, and together an “Involuntary Crisp Termination”), Mr. Crisp is entitled to the following benefits, subject to continued compliance with certain restrictive covenants and execution of a release of claims in favor of the Company: (i) salary continuation for two years; (ii) a lump sum payment equal to any unpaid annual bonus for the calendar year prior to Mr. Crisp’s separation; (iii) a lump sum payment equal to any annual bonus that would have been payable in the year of Mr. Crisp’s separation (based on the lower of achievement of the applicable target performance goals or actual performance); and (iv) if Mr. Crisp timely elects COBRA continuation coverage, up to 18 months of reimbursements for Mr. Crisp’s COBRA premium payments.

The Crisp Employment Agreement also provides for the following material compensation terms if Mr. Crisp experiences an Involuntary Crisp Termination: (i) if he elects COBRA continuation coverage and on the 18-month anniversary date of his separation he has not become eligible to be covered under a group health plan sponsored by another employer, then he will receive a lump sum cash payment equal to six times the amount he paid to effect and continue coverage for himself and any covered dependents under the Company’s group health plan for the full calendar year month immediately preceding such anniversary date (plus a gross-up to cover any taxes paid by executive related to such payment); (ii) as of the date Mr. Crisp’s release of claims becomes effective, any unvested equity awards outstanding at the time of executive’s separation that are subject to time-vesting shall immediately vest as if Mr. Crisp had remained employed for 24 months following the date of his Involuntary Crisp Termination; and (iii) to the extent any portion of the Outperformance Grant has not performance vested (after applying any other applicable vesting acceleration provisions under the Crisp Employment Agreement), such portion of the award will remain outstanding and eligible to performance vest during the six-month period following an Involuntary Crisp Termination, after which time it shall be forfeited as to the portion that has not both time and performance vested.
In addition, if in the 12 months following a Change in Control (as defined in the Incentive Plan), Mr. Crisp experiences an Involuntary Crisp Termination or if the circumstances that ultimately give rise to the Involuntary Crisp Termination occur within the three months prior to a Change in Control, the unvested portions of any outstanding equity awards that are subject to time-vesting shall become fully time-vested.
Mr. Crisp is also party to the Company’s 2021 general form of Loyalty Agreement used for Company employees, which provides for one-year salary continuation upon an employee’s separation if, in the Company’s sole discretion, the Company elects to bind the employee to a one year post-employment non-competition covenant. This Loyalty Agreement also provides for certain restrictive covenants, including confidentiality, intellectual property assignment, and non-solicitation of employees, consultants or customers during employment and for one year post-termination.
The Crisp Employment Agreement also provides that to the extent an event or events occur that would trigger the application of Section 280G of the Internal Revenue Code of 1986, as amended (the “Code” and Section 280G thereof “Code Section 280G”), and result in “parachute payments” within the meaning of Code Section 280G to be paid to Mr. Crisp, any such parachute payments payable to Mr. Crisp will be reduced to the maximum amount that does not trigger an excise tax under Code Section 280G unless Mr. Crisp would be better off on an after-tax basis receiving all such parachute payments.
Chief Financial Officer – Freeman Employment Agreement
On March 25, 2022, the Company and Mr. Freeman entered into an Executive Employment Agreement (the “Freeman Employment Agreement”) in connection with Mr. Freeman’s service to the Company as our Chief Financial Officer. The Freeman Employment Agreement became effective immediately following the Company’s filing of its Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
Pursuant to the Freeman Employment Agreement, Mr. Freeman (i) is entitled to an initial annual base salary of $450,000, (ii) is eligible to receive an annual cash bonus with a target amount of 50% of his annual base salary, determined based on the achievement of certain Company and individual performance goals set by our Board or Compensation Committee, and subject to other terms and conditions of the Freeman Employment Agreement, and (iii) is eligible to participate in the Incentive Plan and the LTIP, as determined by our Board or the Compensation Committee, in its sole discretion. The target equity award for Mr. Freeman’s 2023 annual grant will have a grant date fair value equal to 75% of Mr. Freeman’s base salary, and shall vest 25% on each of the first four anniversaries of the grant date, subject to Mr. Freeman’s continued employment with the Company through the applicable vesting date.
In addition, Mr. Freeman received a one-time sign-on equity bonus (the “Sign-On Equity Award”) of 300,000 RSUs, which shall vest 25% on each of the first four anniversaries of the bonus’s grant date, subject to Mr. Freeman’s continued employment with the Company through each anniversary vesting date. Mr. Freeman is also eligible to participate in all benefit plans and programs of the Company available to similarly situated executives of the Company.

The Freeman Employment Agreement provides for (i) reimbursement for housing for Company related travel to St. Louis of up to $2,500 per month through the earlier of July 31, 2023 or Mr. Freeman’s relocation to St. Louis and (ii) reimbursement of up to $30,000 for reasonable relocation expenses incurred prior to July 31, 2023 (plus a gross-up to cover any taxes paid by executive related to such relocation reimbursement).
Under the Freeman Employment Agreement, upon a termination by the Company without Cause or Mr. Freeman’s resignation for Good Reason (each as defined in the Freeman Employment Agreement, and together an “Involuntary Freeman Termination”), Mr. Freeman would be entitled to the following benefits, subject to continued compliance with certain restrictive covenants and execution of a release of claims in favor of the Company: salary continuation for one year; a lump sum payment equal to any unpaid annual bonus for the calendar year prior to the Involuntary Freeman Termination; a lump sum payment equal to any annual bonus that would have been payable in the year of the Involuntary Freeman Termination (based on the lower of achievement of the applicable target performance goals or actual performance), prorated based on the portion of such year in which Mr. Freeman was employed (“Freeman Separation Year Bonus”); and, if Mr. Freeman timely elects COBRA continuation coverage, up to 12 months of reimbursements for his COBRA premium payments.
In addition, if in the 12 months following a Change in Control (as defined in the Incentive Plan), Mr. Freeman experiences an Involuntary Freeman Termination or if the circumstances that ultimately give rise to the Involuntary Freeman Termination occur within the three months prior to a Change in Control, (i) Mr. Freeman will be eligible for an additional six months of salary continuation and COBRA premiums, (ii) the Freeman Separation Year Bonus will not be subject to proration, and (iii) any unvested portion of outstanding equity awards that are subject to time-vesting, including the Sign-On Equity Award, shall become fully time-vested.
Mr. Freeman is also a party to the Company’s 2021 general form of Loyalty Agreement used for Company employees, which provides for one-year salary continuation upon an employee’s separation if, in the Company’s sole discretion, the Company elects to bind the employee to a one year post-employment non-competition covenant. This Loyalty Agreement also provides for certain restrictive covenants, including confidentiality, intellectual property assignment, and non-solicitation of employees, consultants or customers during employment and for one year post-termination. The Employment Agreement also provides for up to an additional 12 months of base salary continuation if the Company elects to extend the restrictive period for Mr. Freeman’s non-compete covenant.
The Freeman Employment Agreement also provides that to the extent an event or events occur that would trigger the application of Code Section 280G, and result in “parachute payments” within the meaning of Code Section 280G to be paid to Mr. Freeman, any such parachute payments payable to Mr. Freeman will be reduced to the maximum amount that does not trigger an excise tax under Code Section 280G unless Mr. Freeman would be better off on an after-tax basis receiving all such parachute payments.
Chief Technology Officer – Bull Employment Agreement
On September 9, 2021, the Company and Mr. Bull entered into an Executive Employment Agreement (the “Bull Employment Agreement”) in connection with Mr. Bull’s service to the Company as our Chief Technology Officer. The Bull Employment Agreement became effective on the Merger Closing Date.
Pursuant to the Bull Employment Agreement, Mr. Bull (i) is entitled to an annual base salary of $410,000, (ii) is eligible to receive an annual cash bonus with a target amount of 50% of his annual base salary, determined based on the achievement of certain Company and individual performance goals set by our Board or Compensation Committee, and subject to other terms and conditions of the Bull Employment Agreement, and (iii) starting in 2022, is eligible to participate in the Incentive Plan and the LTIP, as determined by our Board of Directors or Compensation Committee, in its sole discretion. The target equity award for Mr. Bull’s 2022 annual grant will have a grant date fair value equal to 75% of Mr. Bull’s base salary, and shall vest 25% on each of the first four anniversaries of the grant date, subject to Mr. Bull’s continued employment with the Company through the applicable vesting date.
In addition, in consideration of Mr. Bull entering into the Bull Employment Agreement, Mr. Bull became eligible to receive 67,000 RSUs, subject to Mr. Bull’s continued employment with the Company through September 29, 2024 (the third anniversary of the Merger Closing Date) and certain performance-based vesting conditions generally based on the achievement by our Common Stock of certain 30-day volume-weighted average price per share of milestones (as detailed in the Bull Employment Agreement).
Under the Bull Employment Agreement, upon a termination by the Company without Cause or Mr. Bull’s resignation for Good Reason (each as defined in the Bull Employment Agreement, and together an “Involuntary Bull Termination”), Mr. Bull would be entitled to the following benefits, subject to continued compliance with certain restrictive covenants and execution of a release of claims in favor of the Company: (i) salary continuation for one year; (ii) a lump sum payment equal to any unpaid annual bonus for the calendar year prior to Mr. Bull’s separation; (iii) a lump sum payment equal to any annual bonus that would have been payable in the year of Mr. Bull’s separation (based on the lower of achievement of the applicable target performance goals or actual performance), prorated, based on the portion of such year in which Mr. Bull is employed (the “Bull Separation Year Bonus”); and (iv) if Mr. Bull timely elects COBRA continuation coverage, up to 12 months of reimbursements for Mr. Bull’s COBRA premium payments.
In addition, if in the 12 months following a Change in Control, Mr. Bull experiences an Involuntary Termination or if the circumstances that ultimately give rise to the Involuntary Termination occur within the three months prior to a Change in Control, (i) Mr. Bull will be eligible for an additional six months of salary continuation and COBRA premiums and the Bull Separation Year Bonus will not be subject to proration and (ii) the unvested portions of any outstanding equity awards that are subject to time-vesting shall become fully time-vested.
Mr. Bull is also party to the Company’s general form of 2021 Loyalty Agreement used for Company employees, which provides for one-year salary continuation upon an employee’s separation if, in the Company’s sole discretion, the Company elects to bind the employee to a one year post-employment non-competition covenant. This Loyalty Agreement also provides for certain restrictive covenants, including confidentiality, intellectual property assignment, and non-solicitation of employees, consultants or customers during employment and for one year post-termination. The Bull Employment Agreement also provides for up to an additional 12 months of base salary continuation if the Company elects to extend the restrictive period for Mr. Bull’s non-compete covenant.
The Bull Employment Agreement also provides that to the extent an event or events occur that would trigger the application of Code Section 280G, and result in “parachute payments” within the meaning of Code Section 280G to be paid to Mr. Bull, any such parachute payments payable to Mr. Bull will be reduced to the maximum amount that does not trigger an excise tax under Code Section 280G unless Mr. Bull would be better off on an after-tax basis receiving all such parachute payments.

Base Salary Adjustments
In March 2022, Mr. Crisp’s base salary was increased from $475,000 to $625,000 pursuant to the terms of the Crisp Employment Agreement.
In March 2023, Mr. Freeman’s base salary was increased from $450,000 to $462,280 pursuant to the terms of the Freeman Employment Agreement.
In March 2022, Mr. Bull’s base salary was increased from $410,000 to $426,000 pursuant to the terms of the Bull Employment Agreement. In March 2023, Mr. Bull’s base salary was increased from $426,000 to $454,116 pursuant to the terms of the Bull Employment Agreement.

Annual Bonuses
Benson Hill used annual cash incentive bonuses for the executive officers to motivate their achievement of short-term performance goals and tie a portion of their cash compensation to performance. During the first quarter of fiscal year 2022, the Compensation Committee selected performance targets, target amounts, target award opportunities and other terms and conditions of annual cash bonuses for the executive officers, subject to the terms of their employment agreements. Following the end of each year, the Compensation Committee determines the extent to which the performance targets were achieved and the amount of the award that was payable to the executive officers.

Stock-Based Awards
Benson Hill uses stock-based awards to promote our interests by providing our executives with the opportunity to acquire equity interests as an incentive for their remaining in our service and aligning the executives’ interests with those of Benson Hill’s equityholders. Our NEOs received founders grants of long-term equity incentive awards pursuant to the Incentive Plan in 2022. In the past, we have made stock option awards to our NEOs subject to time-based vesting, performance-based vesting or both, as reflected in our Outstanding Equity Awards at 2022 Fiscal Year-End table below.

Employee Benefit Plans
Our NEOs are generally eligible to participate in our health and welfare, retirement and other employee benefit programs on the same basis as other employees, subject to applicable law. We maintain a 401(k) plan for eligible employees. Under the 401(k) plan, eligible employees may elect to contribute a portion of their eligible compensation as pre-tax or Roth deferrals or on an after-tax basis in accordance with the limitations imposed under the Code. We match 100% of each dollar contributed by a participant, up to the first 3% of eligible 401(k) compensation, and 50% of each dollar contributed between 3% and 5% of the participant’s eligible 401(k) compensation, subject to limitations imposed under the Code. We may also make discretionary matching contributions up to 4% of a participant’s eligible 401(k) compensation. The Company did not maintain any executive-specific benefit or perquisite programs in 2022.

Outstanding Equity Awards at 2022 Fiscal Year-End Table
The following table shows information regarding outstanding equity awards held by the NEOs as of December 31, 2022.

		Option Awards
							Equity Incentive	Equity Incentive
				Equity			Plan Awards:	Plan Awards:
				Incentive			Number of	Market or
				Plan Awards			Unearned	Payout Value
		Number of	Number of	Number of			Shares,	of
		Securities	Securities	Securities			Units	Unearned
		Underlying	Underlying	Underlying			Or Other	Shares, Units or
		Unexercised	Unexercised	Unexercised	Option	Option	Rights That	Other Rights
		Options	Options	Unearned	Exercise	Expiration	Have Note	That Have Not
Name		Exercisable(#)	Unexercisable(#)(1)	Options	Price($)	Date	Vested(#)	Vested($)
Matthew B. Crisp	(2)	80,656	—	—	0.15	10/31/2025	—	—
	(3)	215,080	—	—	0.15	5/10/2026	—	—
	(4)	322,620	—	—	0.50	11/24/2027	—	—
	(5)	537,700	—	—	1.10	8/13/2028	—	—
	(6)	134,424	134,425	—	1.35	10/12/2029	—	—
	(7)	134,425	134,425	—	1.99	1/24/2031	—	—
	(8)	268,850	268,850	—	1.99	2/8/2031	—	—
	(9)	—	—	—	—	—	193,107	492,423	(10)
	(9)	—	—	—	—	—	189,030	482,027	(10)
	(11)	—	—	—	—	—	2,000,000	5,100,000
	(12)	—	—	—	—	—	375,939	958,644
Dean Freeman	(13)	—	—	—	—	—	300,000	765,000
	(12)	—	—	—	—	—	110,330	281,342
Jason Bull	(14)	107,540	107,540	—	1.35	5/31/2030	—	—
	(15)	53,770	53,770	—	1.99	2/8/2031	—	—
	(16)	40,327	120,983	—	1.99	2/8/2031	—	—
	(9)	—	—	—	—	—	81,528	618,798	(10)
	(17)	—	—	—	—	—	91,907	—
	(12)	—	—	—	—	—	120,627	—

(1)	Unless otherwise noted below, these option awards vest and become exercisable in approximately equal installments on each of the first four anniversaries of the applicable grant date, subject to continued service with the Company through each such vesting date. The regular term of each option expires on the tenth anniversary of the applicable grant date.
(2)	Granted on November 1, 2015. Award was fully vested as of November 1, 2019.
(3)	Granted on May 11, 2016. Award was fully vested on March 2, 2021.
(4)	Granted on November 24, 2017. Award was fully vested on April 7, 2021.
(5)	Granted on August 14, 2018. Award was fully vested on August 14, 2022.
(6)	Granted on October 13, 2019. This option award vests and becomes exercisable in approximately equal installments on each of the first four anniversaries of the Vesting Commencement Date (here, October 21, 2020, the date the award’s performance milestone was achieved), subject to continued service with the Company through each such vesting date.
(7)	Granted on January 25, 2021. This option award vests and becomes exercisable in approximately equal installments on each of the first four anniversaries of the Vesting Commencement Date (here, October 21, 2020), subject to continued service with the Company through each such vesting date.

(8)	Granted on February 9, 2021. This option award vests and becomes exercisable in approximately equal installments on the Vesting Commencement Date (here, September 29, 2021) and each of the first three anniversaries of the Vesting Commencement Date, subject to continued service with the Company through each such vesting date.
(9)	Granted on September 29, 2021. This RSU award vests subject to continued service, if at any time on or after the Vesting Start Date but on or prior to the third anniversary of the Vesting Start Date the closing price per share of the Common Stock over any 20 trading days within any 30 consecutive trading day period equals or exceeds: (i) $14, then 50% of this award will vest; and (ii) $16, then 50% of this award will vest.
(10)	This amounts included in this column are the earn out awards. These awards were valued by a third-party valuation firm based on a Monte Carlo simulation.
(11)	Granted on January 7, 2022. The vesting start date for this RSU award is September 29, 2021. The award time vests subject to continued service and will become 100% time vested on the third anniversary of the vesting start date. These RSUs will performance vest as to (i) 25% if and when the 30-day VWAP at any time on or after the first anniversary of the vesting start date but on or prior to the third anniversary of the vesting start date, is above $15, (ii) 25% if and when the 30-day VWAP at any time on or after the first anniversary of the vesting start date but on or prior to the fourth anniversary of the vesting start date, is above $20, (iii) 25% if and when the 30-day VWAP at any time on or after the first anniversary of the vesting start date but on or prior to the fifth anniversary of the vesting start date, is above $25 and (iv) 25% if and when the 30-day VWAP at any time on or after the first anniversary of the vesting start date but on or prior to the sixth anniversary of the vesting start date, is above $30, provided that, if any of the 30-day VWAP targets in the foregoing clauses (i)-(iv) are not achieved by the respective deadlines, such 30-day VWAP target will be increased by 10% and the applicable 25% tranche of the RSUs with respect to that 30-day VWAP target (as increased) will vest if and when such increased 30-day VWAP target is achieved at any time within the 12-month period following the original deadline for such 30-day VWAP target. The second award was granted on March 18, 2022. The vesting start date for this award is the grant date. The award vests subject to continued service through each applicable vesting date with 25% of the RSUs vesting on each annual anniversary of the vesting start date, becoming 100% vested on the fourth annual anniversary of the vesting start date.
(12)	Granted on March 18, 2022. This RSU award vests subject to continued service, 25% on March 18, 2023; 25% on March 18, 2024; 25% on March 18, 2025; and 25% on March 18, 2026.
(13)	Granted on February 2, 2022. This sign-on RSU award vests subject to continued service, 25% on February 2, 2023; 25% on February 2, 2024; 25% on February 2, 2025; and 25% on February 2, 2026.
(14)	Granted on June 1, 2020. This option award vests and becomes exercisable in approximately equal installments on each of the first four anniversaries of the Vesting Commencement Date (here, June 1, 2020), subject to continued service with the Company through each such vesting date.
(15)	Granted on February 9, 2021. This option award vests and becomes exercisable in approximately equal installments on the Vesting Commencement Date (here, September 29, 2021) and each of the first three anniversaries of the Vesting Commencement Date, subject to continued service with the Company through each such vesting date.
(16)	Granted on February 9, 2021. This option award vests and becomes exercisable in approximately equal installments on each of the first four anniversaries of the Vesting Commencement Date (here, February 9, 2021), subject to continued service with the Company through each such vesting date.
(17)	Granted on January 7, 2022. The vesting start date for this RSU award is September 29, 2021. The award time vests subject to continued service and will become 100% time vested on the third anniversary of the vesting start date. These RSUs will performance vest as to (i) 50% if and when the 30-day VWAP at any time on or after the first anniversary of the vesting start date but on or prior to the third anniversary of the vesting start date, is above $15 and (ii) 50% if and when the 30-day VWAP at any time on or after the first anniversary of the vesting start date but on or prior to the fifth anniversary of the vesting start date, is above $20, provided that, if any of the 30-day VWAP target in clause (i) is not achieved by the third anniversary of the vesting start date, such 30-day VWAP target will be increased by 10% and the applicable 50% tranche of the RSUs with respect to the 30-day VWAP target (as increased) will vest if and when such increased 30-day VWAP target is achieved at any time within the 12-month period following the third anniversary of the vesting start date. The second award was granted on March 18, 2022. The vesting start date for this RSU award is the grant date. The award vests subject to continued service through each applicable vesting date with 25% of the RSUs vesting on each annual anniversary of the vesting start date, becoming 100% vested on the fourth annual anniversary of the vesting start date.

Insider Trading Policy and Hedging and Pledging Policy
Under the terms of our insider trading policy, no agents, officers, employees, contractors, consultants and members of our Board of Directors (and their respective family members) may engage in hedging or monetization transactions involving our securities. In addition, such persons may not hold our securities in a margin account or pledge our securities as collateral for a loan unless the pledge has been approved by our Chief Legal Officer.

Director Compensation
The Company’s Board of Directors sets, by recommendation from our Compensation Committee, non-employee director compensation which is designed to provide competitive compensation necessary to attract and retain high quality non-employee directors and to encourage ownership of Company stock to further align their interests with those of our stockholders. The Incentive Plan sets an annual limit of $700,000 on non-employee director compensation. Each non-employee director of the Company is eligible to receive the following compensation:

●	An annual cash retainer of $50,000.
●	Additional cash compensation for further additional Board and Committee participation as follows:
	1.	Board Chair:	$30,000.00
	2.	Committee Chair:	$10,00 per chair position
	3.	Committee Member:	$5,000 per committee
●
An initial Long-Term Incentive award consisting of $330,000 delivered in RSUs granted on the date the individual joins the board, which vests 50% on the first anniversary of the grant and 50% on the second anniversary of the grant.

●	An annual Long-Term Incentive award consisting of $200,000 delivered in RSUs granted following the annual stockholder meeting and contingent upon continued board membership, which fully vests at the earlier of the first anniversary of the grant or the following year’s Annual Meeting of Stockholders.

Director Compensation Table for 2022 Fiscal Year
The following table provides information concerning the compensation of each non-employee director who served on our Board of Directors in 2022. Mr. Crisp is not included in the table below, as Mr. Crisp served as our Chief Executive Officer during all of 2021 and 2022, and continues to serve us in this position. Mr. Crisp did not receive any compensation for his Board service during 2022. The compensation received by Mr. Crisp is shown in the above section of this Amendment titled “Executive Compensation—Summary Compensation Table.”

	Fees Earned
	or Paid in	Option Awards	RSU Awards
Name	Cash($)	($)(1)	($)(2)	Total($)
DeAnn Brunts(3)	36,813	—	200,000	236,813
J. Stephan Dolezalek(4)	60,000	—	200,000	260,000
Adrienne Elsner	60,000	—	200,000	260,000
Daniel Jacobi	85,000	—	200,000	285,000
David J. Lee	60,000	—	200,000	260,000
Molly Montgomery	60,000	—	200,000	260,000
Craig Rohr	55,000	—	200,000	255,000
Linda Whitley-Taylor	60,000	—	200,000	260,000

(1)	As of December 31, 2021, the following non-employee directors had outstanding equity incentive awards in the Company: Ms. Brunts — 817,304 options, Ms. Elsner — 344,128 options, Mr. Jacobi — 397,898 options, Mr. Lee — 129,048 options and Ms. Whitley-Taylor — 172,064 options.

(2)
The amounts included in the “RSU Awards” column represent the grant date fair value of RSU awards granted to the directors on July 1, 2022.. Amounts shown do not reflect compensation actually received by the directors nor do they necessarily reflect the actual value that will be recognized by the directors. Instead, the amount shown is the grant date fair value of RSU awards granted to the directors computed in accordance with ASC Topic 718. The assumptions used to calculate the value of restricted stock awards are set forth in Note 18—Stock-Based Compensation to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

(3)	Ms. Brunts began receiving compensation for her Board service upon her resignation as our Chief Financial Officer.
(4)	Pursuant to his employment arrangement with Grosvenor Food & AgTech, where Mr. Dolezalek serves as a Managing Partner, Grosvenor Food & AgTech maintains the pecuniary interest in any compensation Mr. Dolezalek receives for his Board service. Accordingly, Mr. Dolezalek disclaims all such compensation to the extent of his pecuniary interest therein, if any.

Non-Employee Director Compensation Arrangements
Employee directors receive no additional compensation for their Board service. We also reimburse our directors for their reasonable out-of-pocket expenses in connection with attending meetings of our Board of Directors and Committees. The non-employee director compensation program is intended to provide a total compensation package that enables us to attract and retain qualified and experienced individuals to serve as directors and to align our directors’ interests with those of our stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNER AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Unless otherwise indicated in the footnotes below, the following table sets forth information regarding the actual beneficial ownership of our Common Stock as of March 31, 2023 (the “Ownership Date”):

●	each person who is known to us to own beneficially more than 5% of our outstanding shares of common stock;
●	each of our executive officers and directors; and
●	all of our executive officers and directors as a group.
Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or exercisable within sixty (60) days.
In computing the number of shares of common stock beneficially owned by a person and the percentage ownership, we deemed outstanding shares of our Common Stock subject to options and warrants held by that person that are currently exercisable or that are exercisable within sixty (60) days. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person. Applicable percentages are based on 207,458,957 shares of our Common Stock issued and outstanding on the Ownership Date.
For the avoidance of doubt, the table below also includes certain restricted shares of Common Stock that were issued upon the closing of the Merger Agreement, pending the achievement of certain milestones related to the share price of the Common Stock detailed in the Merger Agreement (the “Earn Out Shares”), which are currently held in escrow subject to forfeiture, issued to certain holders of our Common Stock in connection with the consummation of the Merger. Unless otherwise indicated and subject to applicable community property laws, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.

	Number of
	Shares of	Percentage
	Common	of
	Stock	Outstanding
	Beneficially	Common
Name and Address of Beneficial Owners(1)	Owned	Stock
5% Stockholders:
BlackRock, Inc. and its subsidiaries(2)	17,672,937	8.5%
Entities affiliated with GV(3)	17,049,461	8.2%
Entities affiliated with iSelect Fund Management, LLC(4)	12,890,392	6.2%
Michael Kime(4)	12,890,392	6.2%
Richard Imperiale(4)	12,890,392	6.2%
Carter Williams(4)	12,890,392	6.2%
Susan Slavik Williams(4)	12,890,392	6.2%
Entities affiliated with Mercury(5)	11,711,556	5.6%
Adrian Fortino(5)	11,711,556	5.6%
Blair Garrou(5)	11,711,556	5.6%
Aziz Gilani(5)	11,711,556	5.6%
Dan Watkins(5)	11,711,556	5.6%
Grosvenor Food & AgTech US Inc.(6)	11,573,376	5.6%
Entities affiliated with Argonautic Ventures(7)	11,403,474	5.5%
Chiu Wing Nga Rita(7)	11,403,474	5.5%
Prelude Fund, LP(8)	11,050,714	5.3%
Mark Cupta(8)	11,050,714	5.3%
Gabriel Kra(8)	11,050,714	5.3%
Tim Woodward(8)	11,050,714	5.3%
Alec Litowitz(9)(10)	10,512,500	5.1%
Michael C. Morgan(9)(11)	10,282,500	5.0%
Directors and Executive Officers:
Matthew B. Crisp(12)	6,311,550	3.0%
DeAnn Brunts(13)	928,068	*
Craig Rohr(14)	803,377	*
Daniel Jacobi(15)	451,821	*
Jason Bull(16)	394,555	*
Adrienne Elsner(17)	390,764	*
Linda Whitley-Taylor(18)	195,382	*
David J. Lee(19)	192,467	*
Dean Freeman(20)	177,013	*
Yevgeny Fundler(21)	146,935	*
Bruce Bennett(22)	27,566	*
Molly Montgomery(23)	22,327	*
J. Stephan Dolezalek(24)	22,327	*
All Directors and Executive Officers as a group (13 individuals)	10,064,153	4.9%

*	Less than one percent
	(1)	Unless otherwise noted, the business address of each of our executive officers and directors is c/o Benson Hill, Inc., 1001 North Warson Road, St. Louis, MO 63132.

(2)	Represents 17,672,937 shares of our Common Stock held by BlackRock, Inc. and its subsidiaries. The address of BlackRock, Inc. is 55 East 52nd Street, New York, NY 10055. Based solely on a Schedule 13G filed by BlackRock, Inc. with the SEC on February 7, 2023.
(3)	Represents 17,049,461 shares of our Common Stock held by GV 2017, L.P. and GV 2019, L.P. as of the Ownership Date. GV 2017 GP, L.P. (the general partner of GV 2017, L.P.), GV 2017 GP, L.L.C. (the general partner of GV 2017 GP, L.P.), Alphabet Holdings LLC (the sole member of GV 2017 GP, L.L.C.), XXVI Holdings Inc. (the sole member of Alphabet Holdings LLC) and Alphabet Inc. (the controlling stockholder of XXVI Holdings Inc.) may each be deemed to have sole voting and investment power over the securities held by GV 2017, L.P. GV 2019 GP, L.P. (the general partner of GV 2019, L.P.), GV 2019 GP, L.L.C., (the general partner of GV 2019 GP, L.P.), Alphabet Holdings LLC (the sole member of GV 2019 GP, L.L.C.), XXVI Holdings Inc. (the sole member of Alphabet Holdings LLC) and Alphabet Inc. (the controlling stockholder of XXVI Holdings Inc.) may each be deemed to have sole voting and investment power over the securities held by GV 2019, L.P. Each of GV 2017 GP, L.P., GV 2017 GP, L.L.C., GV 2019 GP, L.P., GV 2019 GP, L.L.C., Alphabet Holdings LLC, XXVI Holdings Inc. and Alphabet Inc. disclaim beneficial ownership of the shares except to the extent of any pecuniary interest therein. The principal business address of GV 2017, L.P., GV 2017 GP, L.P., GV 2017 GP, L.L.C., GV 2019, L.P., GV 2019 GP, L.P., GV 2019 GP, L.L.C., Alphabet Holdings LLC, XXVI Holdings Inc. and Alphabet Inc. is 1600 Amphitheatre Parkway, Mountain View, CA 94043.
(4)	Represents 12,890,392 shares of our Common Stock held by iSelect Fund — Argonautics, LLC, iSelect Fund — St. Louis, LLC, iSelect Fund B — St. Louis, LLC, iSelect Qualified Purchaser Fund, LLC, Millennium Trust Company (for the benefit of iSelect Qualified Purchase Fund), Millennium Trust Company (for the benefit of iSelect Fund B — St. Louis, LLC), Millennium Trust Company (for the benefit of iSelect Qualified Purchaser Fund, LLC) and iSelect Fund Management, LLC as of the Ownership Date. iSelect Fund Management, LLC is the manager of iSelect Fund — Argonautics, LLC, iSelect Fund — St. Louis, LLC, iSelect Fund B — St. Louis, LLC, iSelect Qualified Purchaser Fund, LLC, Millennium Trust Company (for the benefit of iSelect Qualified Purchase Fund), Millennium Trust Company (for the benefit of iSelect Fund B — St. Louis, LLC) and Millennium Trust Company (for the benefit of iSelect Qualified Purchaser Fund, LLC) and may be deemed to have beneficial ownership of the securities held directly by such entities. Michael Kime, Richard Imperiale, Carter Williams and Susan Slavik Williams are the board of managers of iSelect Fund Management, LLC and may be deemed to have or share beneficial ownership of the securities held directly by iSelect Fund Management, LLC. Each such entity or person disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly. The address for iSelect Fund Management, LLC is 1401 S. Brentwood Blvd., Ste. 300, St. Louis, MO 63144.
(5)	Represents 11,711,556 shares of our Common Stock held by Mercury Camelback Fund, LLC, Mercury Fund Affiliates III, L.P., Mercury Fund Ventures III, L.P. and Mercury Fund Partners III, L.P. as of the Ownership Date. Adrian Fortino, Blair Garrou, Aziz Gilani and Dan Watkins manage Mercury Camelback Fund, LLC, Mercury Fund Affiliates III, L.P., Mercury Fund Ventures III, L.P. and Mercury Fund Partners III, L.P. and may be deemed to have or share beneficial ownership of the securities held directly by such entities. Each such person disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly. The address for Mercury is 3737 Buffalo Speedway, Suite 1750, Houston, TX 77098.
(6)	The amount and nature of ownership indicated above is based solely upon information provided to us by the stockholder. The indicated amount represents 11,573,376 shares of common stock (including 766,666 shares of common stock issuable upon exercise of warrants) held by Grosvenor Food & AgTech US Inc. (f/k/a Wheatsheaf Group U.S., Inc.). Grosvenor Food & AgTech US Inc. is wholly owned by Grosvenor Food & AgTech Limited. Voting and investment power with respect to the shares held by Grosvenor Food & AgTech US Inc. may be exercised in whole or in part by J. Stephan Dolezalek, Anthony James, Montell Bayer, Katrin Burt, Fiona Emmett, William Kendall, Kevin Lane, Clive Morris, Jonathon Bond, Robert Davis, Mark Preston, and Alexander Scott, who are the directors of Grosvenor Food & AgTech Limited. The majority of the shares in Grosvenor Food & AgTech Limited are held by trusts and trustees for the benefit of the current and future generations of the Grosvenor family, headed by the Duke of Westminster. These trusts are based in the United Kingdom. The address of Grosvenor Food & AgTech US Inc. is 3000 El Camino Real, Bldg. 4, Suite 200, Palo Alto, CA 94306. J. Stephan Dolezalek has been a member of the Board of Directors of the Company since September 29, 2021. Pursuant to his employment arrangement with Grosvenor Food & AgTech, where Mr. Dolezalek serves as a Managing Partner, Grosvenor Food & AgTech maintains the pecuniary interest in any compensation Mr. Dolezalek receives for his Board service. Accordingly, Mr. Dolezalek disclaims all beneficial ownership in the shares of our Common Stock that he holds to the extent of his pecuniary interest therein, if any.

(7)	Represents 11,403,474 shares of our Common Stock held by Argonautic Ventures Master SPC (for and on behalf of Argonautic Vertical Series Benson Hill SS Fund II SP) and Argonautic Ventures Master SPC (for and on behalf of Argonautic Vertical Series Benson Hill SS Funds II SP) as of the Ownership Date. Chiu Wing Nga Rita holds a direct or indirect interest in Argonautic Ventures Master SPC (for and on behalf of Argonautic Vertical Series Benson Hill SS Fund II SP) and Argonautic Ventures Master SPC (for and on behalf of Argonautic Vertical Series Benson Hill SS Funds II SP) and may be deemed to have beneficial ownership of the securities held directly by such entities. Ms. Chiu disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest she may have therein, directly or indirectly. The address for Argonautics Ventures Master SPC is P.O. Box 2705 Grand Cayman KYI-1103.
(8)	Represents 11,050,714 shares of our Common Stock held by Prelude Fund, LP as of the Ownership Date. Prelude Ventures LLC is the manager of Prelude Fund, LP and may be deemed to have beneficial ownership of the securities held directly by Prelude Fund, LP. Mark Cupta, Gabriel Kra and Tim Woodward are the managing directors of Prelude Ventures LLC and may be deemed to have or share beneficial ownership of the securities held directly by Prelude Fund LLC. Each such entity or person disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly. The address for Prelude Fund, LP is One Ferry Building, Suite 300, San Francisco, CA 94111.
(9)	Star Peak Sponsor II LLC (the “Sponsor”) is the record holder of 9,982,500 of such shares including 1,996,500 Sponsor Earn Out Shares. The Sponsor Earn Out Shares are restricted and subject to forfeiture if certain earn out conditions described in the Merger Agreement are not satisfied. The Sponsor has voting control over such Sponsor Earn Out Shares. Star Peak 19, LLC, Star Peak L LLC and Star Peak M LLC are the managing members of the Sponsor and as such, each of them has voting and investment discretion with respect to the shares of our Common Stock held of record by the Sponsor and may be deemed to have shared beneficial ownership of the shares of our Common Stock held directly by the Sponsor. Eric Scheyer is the sole member of and controls Star Peak 19 LLC; Alec Litowitz is the sole member of and controls Star Peak L LLC; and Michael C. Morgan is the sole member of and controls Star Peak M LLC (each, a “Sponsor Controlling Entity”). The unanimous consent of each Sponsor Controlling Entity is required to make voting and dispositive decisions with respect to the securities held by the Sponsor. Accordingly, each of Messrs. Scheyer, Litowitz and Morgan is deemed to have or share beneficial ownership of the securities held directly by the Sponsor. Each such entity or person disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly. The principal business address of each of the Sponsor Controlling Entities and each of Messrs. Scheyer, Litowitz and Morgan is 1603 Orrington Avenue, 13th Floor, Evanston, IL 60201.
(10)	Includes 90,000 shares of our Common Stock issued in a private investment in public equity transaction entered into on March 24, 2022 (the “PIPE Shares”) held by Magnetar Capital Master Fund Ltd. (“Magnetar”) and 440,000 PIPE Shares held by Astrum Partners LLC, Series XVI (“Astrum”). Alec Litowitz has voting and investment discretion with respect to certain securities held by Magnetar and Astrum and may be deemed to have beneficial ownership of such securities held directly by Magnetar and Astrum. Mr. Litowitz disclaims beneficial ownership of these securities except to the extent of his pecuniary interest therein.
(11)	Includes 300,000 PIPE Shares held by Portcullis Partners, LP. Michael C. Morgan serves as Manager of the general partner, Portcullis G.P., LLC, for, and he and his spouse indirectly hold interests in, Portcullis Partners, L.P.
(12)	Represents 3,226,556 shares of our Common Stock owned by Mr. Crisp, 382,113 unvested Earn Out awards owned directly by Mr. Crisp, 1,693,755 shares of our Common Stock underlying the options exercisable within sixty (60) days of the Ownership Date held by Mr. Crisp, and 1,009,092 shares of our Common Stock held by the following trusts indirectly controlled by Mr. Crisp: (i) 92,887 shares of our Common Stock held by a trust for which Mr. Crisp’s spouse is a trustee and of which Mr. Crisp disclaims beneficial ownership except to the extent of his pecuniary interest therein; (ii) 500,000 shares of our Common Stock held by a trust for which Mr. Crisp’s spouse is a trustee and of which Mr. Crisp is a beneficiary; (iii) 279,639 shares of our Common Stock held by trusts for which Mr. Crisp’s spouse is a trustee and for which Mr. Crisp’s children are beneficiaries; and (iv) 136,566 shares of our Common Stock held by grantor retained annuity trusts for which Mr. Crisp is the settlor and sole trustee and of which his children are beneficiaries.
(13)	Represents 110,764 unvested Earn Out awards and 817,304 shares of our Common Stock underlying options exercisable within sixty (60) days of the Ownership Date held by Ms. Brunts.
(14)	Represents 22,327 shares of our Common Stock, 77,418 unvested Earn Out awards and 313,137 shared held by a trust directly controlled by Mr. Rohr.
(15)	Represents 53,924 unvested Earn Out Awards and 397,898 shares of our Common Stock underlying options exercisable within sixty (60) days of the Ownership Date held by Mr. Jacobi.

(16)	Represents 17,292 shares of our Common Stock, 81,528 unvested Earn Out awards and 295,735 shares of our Common Stock underlying options exercisable within sixty (60) days of the Ownership Date held by Mr. Bull.
(17)	Represents 46,636 unvested Earn Out awards and 344,128 shares of our Common Stock underlying options exercisable within sixty (60) days of the Ownership Date held by Ms. Elsner.
(18)	Represents 23,318 unvested Earn Out awards and 172,064 shares of our Common Stock underlying options exercisable within sixty (60) days of the Ownership Date held by Ms. Whitley-Taylor.
(19)	Represents 21,508 shares of our Common Stock, 20,403 unvested Earn Out awards and 150,556 shares of our Common Stock underlying options exercisable within sixty (60) days of the Ownership Date held by Mr. Lee.
(20)	Represents 177,013 shares of our Common Stock held by Mr. Freeman.
(21)	Represents 10,247 shares of our Common Stock, 29,148 unvested Earn Out awards and 107,540 shares of our Common Stock underlying options exercisable within sixty (60) days of the Ownership Date held by Mr. Fundler.
(22)	Represents 27,566 shares of our Common Stock held by Mr. Bennett.
(23)	Represents 22,327 shares of our Common Stock held by Ms. Montgomery.
(24)	Represents 22,327 shares of our Common Stock held by Mr. Dolezalek. Mr. Dolezalek is employed by Grosvenor Food & AgTech US Inc., which participated in our March 2022 PIPE transaction and which, as of March 31,2023, beneficially owned approximately 5.6% of our Common Stock. Pursuant to his employment arrangement with Grosvenor Food & AgTech, where Mr. Dolezalek serves as a Managing Partner, Grosvenor Food & AgTech maintains the pecuniary interest in any compensation Mr. Dolezalek receives for his Board service. Accordingly, Mr. Dolezalek disclaims all beneficial ownership in the shares of our Common Stock that he holds to the extent of his pecuniary interest therein, if any.

Equity Compensation Plan Information
The following descriptions of our equity compensation plans are qualified by reference to the full text of those plans.

●
Benson Hill Biosystems, Inc. 2012 Stock Incentive Plan. Benson Hill maintains the Benson Hill Biosystems, Inc. 2012 Stock Incentive Plan (the “SIP”) in order to facilitate the past grant of stock options to directors, employees (including the named executive officers) and consultants of Legacy Benson Hill and its affiliates. In connection with the Merger Closing, all outstanding stock options of Legacy Benson Hill were converted into options to purchase shares of our Common Stock.

●
Benson Hill 2021 Omnibus Incentive Plan. In connection with the Merger, our stockholders approved the Incentive Plan, which replaced the SIP with respect to future equity grants. The Incentive Plan reserves 4% of the shares of Common Stock outstanding as of the Merger Closing for awards to be issued under the Incentive Plan (which includes the Exercise Price Options), plus a number of shares of Common Stock to be used for the issuance of Earn Out Awards under the Incentive Plan. In addition, the pool will increase on January 1 of each year from 2023 to 2031 by 3% of the total number of shares of Common Stock outstanding on the last day of the prior calendar year; provided, that the Incentive Plan’s administrator does not act prior to the January 1st of a given year to provide that there will be no increase in the share reserve for that year, or that the increase in the share reserve will be smaller than as provided in the Incentive Plan. The purpose of the Incentive Plan is to advance the interests of Benson Hill and its stockholders by providing an incentive program that will enable Benson Hill to attract, retain and award employees, consultants and directors and to provide them with an equity interest in the growth and profitability of Benson Hill. These incentives are provided through the grant of stock options, stock appreciation rights, restricted stock, RSUs, performance shares, performance units, other stock-based awards and cash-based awards. Future awards will be granted at the discretion of Benson Hill.

●
Benson Hill 2022 Employee Stock Purchase Plan. Beginning in the third quarter of 2022, the Company implemented an employee stock purchase plan (the “ESPP”) that allows eligible employees to acquire shares of the Company’s Common Stock at a 15% discount from the lesser of the closing sales price of the Company’s Common Stock on first and final day of the applicable offering period. The ESPP is a qualified plan under Section 423 of the Code. A total of 5,000,000 shares of our common stock are reserved for issuance under the ESPP. Based upon current trends, the Company anticipates the number of shares available for issuance under the ESPP will support the grant of options until at least seven years from the effective date of the ESPP up to its 10-year term. Shares available for issuance under the ESPP may consist of options under the ESPP which have not yet been exercised, and authorized but unissued shares of common stock not yet placed under option. The purpose of the ESPP is to provide a means by which eligible employees of Benson Hill and any designated subsidiaries may be given an opportunity to purchase shares of our common stock through accumulated payroll deductions in order to assist Benson Hill in retaining the services of current eligible employees, to secure and retain the services of new employees, and to provide incentives for such persons to exert maximum efforts for our success.

The following table presents information as of December 31, 2022 with respect to compensation plans under which shares of our Common Stock may be issued.

	(a)		(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights ($)(1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
Equity compensation plans approved by security holders
2012 Stock Incentive Plan	6,322,654	(2)	3.48	—
2021 Omnibus Incentive Plan	2,029,277	(3)	1.60	3,538,181
Equity compensation plans not approved by security holders	—		—	—
Total	8,351,931		3.02	3,538,181

(1)	The weighted average exercise price does not take into account the shares underlying outstanding RSUs, which have no exercise price.
(2)	Includes 6,322,654 shares subject to outstanding stock options.
(3)	Includes 2,029,277 shares subject to outstanding stock options, 6,497,369 shares subject to outstanding RSUs and 4,242,394 shares subject to outstanding PSUs.

Potential Payments Upon Termination or Change in Control
Pursuant to the respective Employment Agreements, each of Mr. Crisp, Mr. Freeman and Mr. Bull is eligible for salary continuation payments upon a separation where the Company elects to bind Mr. Crisp, Mr. Freeman or Mr. Bull, as applicable, to a one year post-termination non-compete covenant in respect to Mr. Crisp and in respect to Mr. Freeman and Mr. Bull, a two-year post-termination non-compete covenant (as summarized above under the heading in this Amendment titled “Employment Agreements”).
The Benson Hill, Inc. Executive Severance Plan (the “Severance Plan”) provides severance benefits (subject to execution of a release of claims in favor of Benson Hill and the participant’s continued compliance with certain restrictive covenants) to participating eligible employees, including executive officers not party to an individual employment agreement with Benson Hill, following a Qualifying Termination (as defined in the Severance Plan), including accrued benefits, salary continuation and COBRA premium reimbursements for a period of time determined based on the participant’s level in the organization and a prorated bonus for the year of such Qualifying Termination. Additionally, if certain senior executive participants experience a Qualifying Termination in the 12 months following a Change in Control (as defined in the Incentive Plan), such participants will be eligible for additional salary continuation, full-vesting of any outstanding time-based equity awards and, the price per share implied in the Change in Control will be deemed to be the price per share for performance vesting purposes to the extent applicable to the performance target.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions
In addition to the executive officer and director compensation arrangements discussed above under the section of this Amendment titled “Executive Compensation”, the following is a description of each transaction since January 1, 2022 and each currently proposed transaction in which:

●	Benson Hill has been or is to be a participant;
●	the amount involved exceeded or will exceed $120,000; and
●	any of Benson Hill’s directors or executive officers or holders of more than 5% of Benson Hill’s capital stock, or any immediate family member of, or person sharing the household with, any of these individuals, had or will have a direct or material interest.
Master Service Agreement
Benson Hill has entered into a Master Service Agreement, dated January 7, 2018 (the “Master Service Agreement”), with Mercury Data Science, LLC (“Mercury”), which is an affiliate of each of Mercury Fund Affiliates III, L.P. and Mercury Camelback Fund, LLC. As of March 31, 2023, Mercury and its affiliates beneficially owned approximately 5.6% of our Common Stock. The Master Service Agreement provides for the provision of certain exploratory research services to Benson Hill. Mercury is entitled to a monthly fee of $20,000 per calendar month, provided that services are performed under the Master Service Agreement. In addition, Mercury is entitled to reimbursement for certain expenses incurred in connection with providing such services. The Master Service Agreement can be terminated by Benson Hill on thirty (30) days’ prior written notice. The amount paid under the Master Service Agreement by Benson Hill in the year ended December 31, 2022 was below the $120,000 threshold required for disclosure pursuant to Item 404 of Regulation S-K.

March 2022 PIPE Transaction
On March 24, 2022, we entered into definitive subscription agreements providing for the private placement to the investors of an aggregate of 26,150,000 units at a price of $3.25 per unit. Each unit consisted of (i) one share of the Common Stock and (ii) a warrant to purchase one-third of one share of Common Stock, for an aggregate purchase price of approximately $85.0 million. The aggregate amount of Common Stock underlying the warrants is 8,716,661 shares. The closing of the private placement occurred on March 25, 2022.
The private placement was negotiated with the investors at arm’s length through a placement agent, and each investor participated on the same terms as each other investor. J. Stephan Dolezalek, a director of the Company, is a Managing Partner at Grosvenor Food & AgTech (previously called the Wheatsheaf Group, LLC), which through its wholly-owned subsidiary Wheatsheaf Group U.S. Inc. was an investor in the private placement, purchasing an aggregate of $7,475,000 of securities in the transaction. In addition, entities affiliated with GV, Mercury and Star Peak Sponsor II LLC were among the investors in the private placement, purchasing respectively an aggregate of $1,950,000, $4,225,000 and $1,462,500 of securities in the transaction. GV, Mercury and Star Peak Sponsor II LLC, as of March 31, 2023, beneficially owned approximately 8.2%, 5.6% and 4.8% of our Common Stock respectively, and affiliates of Star Peak Sponsor II LLC, as of March 31, 2023, beneficially owned approximately 5.1% and 5.0% of our Common Stock.

Director Independence
Our Board of Directors has determined that, with the exceptions of Mr. Crisp and Ms. Brunts, each of the members of our Board of Directors is “independent,” as that term is defined under the listing standards of the New York Stock Exchange, or NYSE, and our Board of Directors consists of a majority of “independent directors,” as that term is defined under the NYSE listing standards and SEC rules relating to director independence requirements. Our Board of Directors has also determined that all members of our Audit and Risk Committee, Compensation Committee and Sustainability and Governance Committee are independent, and satisfy the relevant NYSE and SEC independence requirements for such committees. In making this determination about the independence of our directors, our Board of Directors considered the relationships that each director has with Benson Hill and our management and all other facts and circumstances our Board of Directors deemed relevant in determining independence, including the relationships disclosed above under “Certain Relationships and Related Party Transactions.” With respect to Mr. Dolezalek, this determination included consideration of his current employment at Grosvenor Food & AgTech, previously called Wheatsheaf Group, LLC, which through its wholly-owned subsidiary Wheatsheaf Group U.S. Inc. participated in our March 2022 PIPE transaction and which, as of March 31, 2023, beneficially owned approximately 5.6% of our Common Stock. With respect to Mr. Rohr, this determination included consideration of his current employment at Magnetar Capital, and his participation as an investor in Star Peak Sponsor II LLC, as well as the participation in our March 2022 PIPE transaction by affiliates of Magnetar Capital.
In addition, Audit and Risk Committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Exchange Act. In order to be considered independent for purposes of Rule 10A-3, a member of an Audit and Risk Committee of a listed company may not, other than in such member’s capacity as a member of the Audit and Risk Committee, the Board of Directors or any other committee thereof, (i) accept, directly or indirectly, any consulting, advisory or other compensatory fee from the listed company or any of its subsidiaries or (ii) be an affiliated person of the listed company or any of its subsidiaries.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Registered Public Accounting Firm Fees and Services
The following is a summary of the fees billed to us by Ernst & Young LLP (PCAOB ID: 42) of St. Louis, Missouri for professional services rendered for the fiscal years ended December 31, 2022 and 2021.

	Years Ended December 31,
	2022	2021
Audit fees	$2,679,564	$2,969,700
Audit related fees	$—	$—
Tax fees	$—	$463,167
All other fees	$—	$—
Total fees	$2,679,564	$3,432,867

Policy on Audit and Risk Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm
Our Audit and Risk Committee’s policy is to pre-approve all audit and permissible non-audit services provided by our independent registered public accounting firm, the scope of services provided by our independent registered public accounting firm and the fees for the services to be performed. These services may include audit services, audit-related services, tax services and other services. Pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Our independent registered public accounting firm and management are required to periodically report to the Audit and Risk Committee regarding the extent of services provided by our independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date.

Report of the Audit and Risk Committee
The information contained in the following report of our Audit and Risk Committee is not considered to be “soliciting material,” “filed” or incorporated by reference in any past or future filing by us under the Exchange Act or the Securities Act unless and only to the extent that we specifically incorporate it by reference.
Our Audit and Risk Committee has reviewed and discussed with our management and Ernst & Young LLP (“EY”), our audited consolidated financial statements for the fiscal year ended December 31, 2022. Our Audit and Risk Committee has also discussed with EY the matters required to be discussed by the applicable requirements of the Public Company Accounting Oversight Board, or the PCAOB, and the SEC.
Our Audit and Risk Committee has received and reviewed the written disclosures and the letter from EY required by applicable requirements of the PCAOB regarding the independent accountant’s communications with our Audit and Risk Committee concerning independence, and has discussed with EY its independence from us.
Based on the review and discussions referred to above, our Audit and Risk Committee recommended to our Board of Directors that the audited consolidated financial statements be included in our annual report on Form 10-K for the fiscal year ended December 31, 2022 for filing with the SEC.

Submitted by the Audit and Risk Committee
David J. Lee, Chair
Daniel Jacobi
Craig Rohr

PART IV
ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)    Financial Statements and Schedules:

No financial statement or supplemental data are filed with this report on Form 10-K/A. See Index to Financial Statements and Supplemental Data of the Original 10-K filed on March 16, 2023

(2)    Exhibits:

The exhibits required to be filed by Item 15 are set forth in, and filed with or incorporated by reference in, the “Exhibit Index” of the Original 10-K. The attached list of exhibits in the “Exhibit Index” sets forth the additional exhibits required to be filed with this Amendment and is incorporated herein by reference in response to this item.

Exhibit No.	Description
31.3*	Rule 13a-14(a) Certification of Chief Executive Officer of the Corporation in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.
31.4*	Rule 13a-14(a) Certification of Chief Financial Officer of the Corporation in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

* Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BENSON HILL, INC. (Registrant)

By:	/s/ Matthew B. Crisp
	Name:	Matthew B. Crisp
	Title:	Chief Executive Officer
Date: May 1, 2023