Form 10-Q
period 2023-03-31
Benson Hill, Inc.
filed 2023-05-10
CIK 1830210

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 8, 2023, 207,467,251 shares of the registrant’s Common Stock, par value $0.0001, were issued and outstanding.

Benson Hill, Inc.
Quarterly Report on Form 10-Q
For the Quarter Ended March 31, 2023

Part I - Financial Information
Item 1. Financial Statements
Benson Hill, Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(USD in Thousands)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$20,399	$25,053
Marketable securities	89,873	132,121
Accounts receivable, net	28,986	28,591
Inventories, net	54,549	62,110
Prepaid expenses and other current assets	30,490	29,346
Current assets held for sale	22,832	23,507
Total current assets	247,129	300,728
Property and equipment, net	99,366	99,759
Finance lease right-of-use assets, net	64,860	66,533
Operating lease right-of-use assets	5,008	1,660
Goodwill and intangible assets, net	27,189	27,377
Other assets	5,362	4,863
Total assets	$448,914	$500,920

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$19,794	$36,717
Current finance lease liabilities	3,514	3,318
Current operating lease liabilities	679	364
Current maturities of long-term debt	2,244	2,242
Accrued expenses and other current liabilities	19,010	33,435
Current liabilities held for sale	13,975	16,441
Total current liabilities	59,216	92,517
Long-term debt	103,447	103,991
Long-term finance lease liabilities	76,087	76,431
Long-term operating lease liabilities	4,292	1,291
Warrant liability	9,107	24,285
Conversion option liability	1,572	8,091
Deferred tax liabilities	295	283
Other non-current liabilities	259	129
Total liabilities	254,275	307,018
Stockholders’ equity:
Common stock, $0.0001 par value, 440,000 and 440,000 shares authorized, 207,459 and 206,668 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	21	21
Additional paid-in capital	612,385	609,450
Accumulated deficit	(411,528)	(408,474)
Accumulated other comprehensive loss	(6,239)	(7,095)
Total stockholders’ equity	194,639	193,902
Total liabilities and stockholders’ equity	$448,914	$500,920
See accompanying notes to the condensed consolidated financial statements (unaudited).

Benson Hill, Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(USD in Thousands, Except Per Share Information)

	Three Months Ended March 31,
	2023	2022
Revenues	$134,643	$66,126
Cost of sales	125,120	75,061
Gross profit (loss)	9,523	(8,935)
Operating expenses:
Research and development	12,642	12,295
Selling, general and administrative expenses	16,167	20,255
Total operating expenses	28,809	32,550
Loss from operations	(19,286)	(41,485)
Other (income) expense:
Interest expense, net	6,372	6,388
Change in fair value of warrants and conversion options	(21,696)	(31,741)
Other (income) expense, net	868	1,331
Total other (income) expense, net	(14,456)	(24,022)
Net loss from continuing operations before income tax	(4,830)	(17,463)
Income tax expense (benefit)	15	(39)
Net loss from continuing operations, net of tax	(4,845)	(17,424)
Net (loss) income from discontinued operations, net of tax - refer to Note 4, Discontinued Operations	1,791	848
Net loss	$(3,054)	$(16,576)

Net loss per common share:
Basic and diluted net loss per common share from continuing operations	$(0.03)	$(0.11)
Basic and diluted net income per common share from discontinued operations	$0.01	$0.01
Basic and diluted net loss per common share	$(0.02)	$(0.10)
Weighted average shares outstanding:
Basic and diluted weighted average shares outstanding	187,113	160,711
See accompanying notes to the condensed consolidated financial statements (unaudited).

Benson Hill, Inc.
Condensed Consolidated Statements of Comprehensive Loss (Unaudited)
(USD in Thousands)

	Three Months Ended March 31,
	2023	2022
Net loss	$(3,054)	$(16,576)
Foreign currency:
Comprehensive loss	—	(65)
	—	(65)
Marketable securities:
Comprehensive income (loss)	1,906	(3,766)
Adjustment for net income (losses) realized in net loss	(1,050)	1,207
	856	(2,559)
Total other comprehensive income (loss)	856	(2,624)
Total comprehensive loss	$(2,198)	$(19,200)
See accompanying notes to the condensed consolidated financial statements (unaudited).

Benson Hill, Inc.
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
(USD in Thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2022	206,668	$21	$609,450	$(408,474)	$(7,095)	$193,902
Stock option exercises, net	791	—	121	—	—	121
Stock-based compensation expense	—	—	2,814	—	—	2,814
Comprehensive loss	—	—	—	(3,054)	856	(2,198)
Balance as of March 31, 2023	207,459	$21	$612,385	$(411,528)	$(6,239)	$194,639

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2021	178,089	$18	$533,101	$(280,569)	$(1,103)	$251,447
Stock option exercises, net	830	—	636	—	—	636
Stock-based compensation expense	—	—	5,683	—	—	5,683
PIPE Investment, net of issuance cost of $3,456	26,150	3	54,925	—	—	54,928
Comprehensive loss	—	—	—	(16,576)	(2,624)	(19,200)
Balance as of March 31, 2022	205,069	$21	$594,345	$(297,145)	$(3,727)	$293,494
See accompanying notes to the condensed consolidated financial statements (unaudited).

Benson Hill, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(USD in Thousands)

	Three Months Ended March 31,
	2023	2022
Operating activities
Net loss	$(3,054)	$(16,576)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,263	5,404
Stock-based compensation expense	2,814	5,683
Bad debt expense	(228)	156
Change in fair value of warrants and conversion option	(21,696)	(31,741)
Accretion and amortization related to financing activities	2,018	2,907
Other	1,700	4,026
Changes in operating assets and liabilities:
Accounts receivable	(1,188)	(3,245)
Inventories	11,663	(5,054)
Other assets and other liabilities	(1,289)	(540)
Accounts payable	(18,471)	(7,540)
Accrued expenses	(15,225)	(6,672)
Net cash used in operating activities	(37,693)	(53,192)
Investing activities
Purchases of marketable securities	(23,277)	(84,991)
Proceeds from maturities of marketable securities	25,997	4,575
Proceeds from sales of marketable securities	38,927	73,196
Payments for acquisitions of property and equipment	(2,680)	(3,360)
Payments made in connection with business acquisitions	—	(1,034)
Other	27	—
Net cash provided/(used) by/in investing activities	38,994	(11,614)
Financing activities
Contributions from PIPE Investment, net of transaction costs $18 in 2022	—	84,967
Principal payments on debt	(843)	(1,316)
Proceeds from issuance of debt, net of issuance costs	(2,000)	4,078
Borrowing under revolving line of credit	—	5,726
Repayments under revolving line of credit	—	(3,916)
Repayments of financing lease obligations	(794)	(290)
Proceeds from the exercise of stock awards and withholding taxes for the net share settlement	122	636
Net cash (used)/provided in/by financing activities	(3,515)	89,885
Effect of exchange rate changes on cash	—	(65)
Net (decrease) increase in cash and cash equivalents	(2,214)	25,014
Cash, cash equivalents and restricted cash, beginning of period	43,321	78,963
Cash, cash equivalents and restricted cash, end of period	$41,107	$103,977

Supplemental disclosure of cash flow information
Cash paid for interest	$4,698	$2,473
Supplemental disclosure of non-cash activities
PIPE Investment issuance costs included in accrued expenses and other current liabilities	$—	$4,143
Purchases of property and equipment included in accounts payable and accrued expenses and other current liabilities	$326	$3,104
See accompanying notes to the condensed consolidated financial statements (unaudited).

Benson Hill, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
(USD and Share Amounts in Thousands)
1. Description of Business
Benson Hill, Inc. and subsidiaries (collectively, “Benson Hill”, the “Company”, “we”, “us”, or “our”) are a food technology company on a mission to lead the pace of innovation in food. We have a vision to build a healthier and happier world by unlocking the natural genetic diversity of plants with our leading technology platform, CropOS®. Starting with consumer demand, we leverage CropOS® and advanced breeding techniques to design food that’s better from the beginning: more nutritious, more flavorful, and more accessible, while enabling efficient production and delivering novel sustainability benefits to food and feed customers. We are headquartered in St. Louis, Missouri, where the majority of our research and development activities are managed. We operate a soy crushing and food-grade white flake and soy flour manufacturing operation in Creston, Iowa, a soy crushing facility in Seymour, Indiana, and we process dry peas in North Dakota, which we sell throughout North America.
Fresh Business Segment Divestiture
On December 29, 2022, the Company entered into a Stock Purchase Agreement to sell J&J Produce, Inc. (“J&J”) and all of the outstanding equity securities of J&J’s subsidiaries for aggregate cash consideration of $3,000, subject to certain adjustments. J&J was the main component of the Fresh segment. The closing of the transactions contemplated by the Stock Purchase Agreement is scheduled to occur on June 30, 2023, or such other date as is mutually agreed by the parties. In connection with the Stock Purchase Agreement, on December 29, 2022, J&J entered into a Purchase and Sale Agreement, pursuant to which J&J sold certain real and personal property comprising an agricultural production and processing facility located in Vero Beach, Florida, for an aggregate purchase price of $18,000, subject to certain adjustments. Certain property was leased back to J&J pursuant to a separate agricultural and facility lease for a short period of time. The Company’s strategic shift to exit the Fresh segment met the criteria to be classified as businesses held for sale and to be presented as a discontinued operation. Refer to Note 4, Discontinued Operations for further details on the divestiture of the Fresh segment.
Liquidity and Going Concern
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial reporting and Securities and Exchange Commission (“SEC”) regulations, assuming the Company will continue as a going concern.
For the three months ended March 31, 2023, the Company incurred a net loss from continuing operations of $4,845, had negative cash flows from operating activities of $37,693 and had capital expenditures of $2,680. As of March 31, 2023, the Company had cash and marketable securities of $110,272 and restricted cash of $17,912 from continuing operations, and cash of $2,796 from discontinued operations. Furthermore, as of March 31, 2023, the Company had an accumulated deficit of $411,528 and term debt and notes payable of $105,691, which are subject to repayment terms and covenants further described in Note 9, Debt. The Company has incurred significant losses since inception primarily to fund investment into technology and costs associated with early-stage commercialization of products.
These factors, coupled with expected capital expenditures to manufacture soy flour texturization ingredients, indicated that, without further action, the Company’s forecasted cash flows would not be sufficient for the Company to meet its contractual commitments and obligations as they came due in the ordinary course of business for 12 months after the date the condensed consolidated financial statements are issued.
During the first quarter of 2023, the Company entered into an amendment to its existing Convertible Loan and Security Agreement, which among other things, extended the interest-only period by six months through the second quarter of 2024, and allowed the restricted cash to be counted towards the required minimum liquidity covenant calculation. In addition, the Company’s liquidity plans and operating budget include further actions that management believes are probable of being achieved in the 12 months after the date the condensed consolidated financial statements were issued. These actions include improving operating efficiencies by reducing certain operating costs and restructuring certain parts of the organization, exploring strategic options involving its Seymour, Indiana soy crush facility, supplementing cash needs by selling additional shares of its common stock, or securities convertible into common stock, to the public through its shelf registration statement, or obtaining alternative equity financing, and attempting to refinance its current high-cost debt with a conventional, lower cost, lending facility of up to $100 million. There are no guarantees that the Company will achieve any of these plans, which involve risks and uncertainties, but based on these plans and management’s forecast and related assumptions, management believes it is

Benson Hill, Inc.
Notes to the Condensed Consolidated Financial Statements (continued)
(Unaudited)
(USD and Share Amounts in Thousands)
probable the Company will meet its obligations as they become due in the ordinary course of business for 12 months following the date these condensed consolidated financial statements are issued.
2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial reporting and SEC regulations. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year ended December 31, 2023. A description of the Company’s significant accounting policies is included in the notes to our audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2022. These unaudited condensed consolidated financial statements should be read in conjunction with the December 31, 2022 audited consolidated financial statements and the notes thereto.
Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and an Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).
Certain prior period balances have been reclassified to conform to the current period presentation in the unaudited condensed consolidated financial statements and the accompanying notes. All dollar and share amounts are USD in thousands, except per share amounts, unless otherwise noted.
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

Benson Hill, Inc.
Notes to the Condensed Consolidated Financial Statements (continued)
(Unaudited)
(USD and Share Amounts in Thousands)

Cash, Cash Equivalents and Restricted Cash
We consider all short-term, highly liquid investments with maturities of 90 days or less at acquisition date to be cash equivalents. Restricted cash primarily represents cash proceeds from the sale of certain assets pursuant to the covenants with a lender. Restricted cash is classified as non-current if the Company expects that the cash will remain restricted for a period greater than one year. Current restricted cash is included in the prepaid expenses and other current assets on the condensed consolidated balance sheets.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets, inclusive of $2,796 of cash and cash equivalents reported within current assets held for sale related to discontinued operations as of March 31, 2023 to the amount shown in the condensed consolidated statements of cash flows (USD in thousands). There was no restricted cash as of March 31, 2022.

March 31, 2023
Cash and cash equivalents	$23,195
Restricted cash, current	17,912
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$41,107
Recently Issued Accounting Guidance Not Yet Effective
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (“ASU 2020-04”). ASU 2020-04 provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. In December 2022, the FASB issued ASU 2022-06 and deferred the sunset date of the Reference Rate Reform (Topic 848) from December 31, 2022 to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. The amendments apply to all entities that have contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The Company has a floating rate revolving credit facility, a term loan and an equipment loan due in 2024 and plans on phasing out LIBOR as a reference rate before December 31, 2024.
In August 2020, the FASB issued ASU 2020-06, Debt (“ASU 2020-06”). ASU 2020-06 reduces the number of accounting models for convertible debt instruments and convertible preferred stock. For convertible instruments with conversion features that are not required to be accounted for as derivatives under ASC 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital, the embedded conversion features no longer are separated from the host contract. ASU 2020-06 is effective for public business entities that meet the definition of a SEC filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is currently evaluating the impact ASU 2020-06 will have on its condensed consolidated financial statements.
3. Business Combinations
ZFS Creston
On December 30, 2021, we completed the acquisition of a food-grade white flake and soy flour manufacturing operation and related assets through the acquisition of ZFS Creston, LLC, a Delaware limited liability company (“ZFS Creston”), for aggregate cash consideration of $103,099, which includes a working capital adjustment payment of $1,034 in the first quarter of 2022.
4.Discontinued Operations
On December 29, 2022, the Company entered into a Stock Purchase Agreement to sell J&J and all of the outstanding equity securities of J&J’s subsidiaries for aggregate cash consideration of $3,000, subject to certain adjustments. J&J was the main component of the Company’s former Fresh segment. The closing of the transactions contemplated by the Stock Purchase Agreement is scheduled to occur on June 30, 2023, or such other date as is mutually agreed by the parties. In connection with

Benson Hill, Inc.
Notes to the Condensed Consolidated Financial Statements (continued)
(Unaudited)
(USD and Share Amounts in Thousands)

the Stock Purchase Agreement, on December 29, 2022, J&J entered into a Purchase and Sale Agreement, pursuant to which J&J sold certain real and personal property comprising an agricultural production and processing facility located in Vero Beach, Florida for an aggregate purchase price of $18,000, subject to certain adjustments. Certain property was leased back to J&J pursuant to a separate agricultural and facility lease for a short period of time. The Company will retain continuing involvement of certain operations related to the current harvest season and through the leaseback transaction executed with the buyer. These activities are expected to continue through the closing date pursuant to the Stock Purchase Agreement. The Company’s strategic shift to exit the Fresh segment met the criteria to be classified as businesses held for sale and presented as a discontinued operation. Accordingly, the Company reclassified the results of operations of the Fresh segment to discontinued operations in its condensed consolidated statements of operations for all periods presented. The carrying amounts of the assets and liabilities of the discontinued operations were as follows:

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$2,796	$356
Accounts receivable, net	10,827	9,808
Inventories, net	7,531	11,633
Prepaid expenses and other current assets	1,678	1,710
Total assets of businesses held for sale	$22,832	$23,507

Liabilities
Current liabilities:
Accounts payable	$8,143	$9,743
Current lease liability	1,730	1,890
Current maturities of long-term debt	2,910	3,194
Accrued expenses and other liabilities	1,192	1,614
Total liabilities of businesses held for sale	$13,975	$16,441
As of March 31, 2023 and December 31, 2022, the fair value of the debt included in the liabilities of business held for sale was $2,539 and $3,305, respectively. Fair values are based upon valuation models using market information, which fall into Level 3 in the fair value hierarchy. The Company capitalized $0 and $397 of interest costs into property and equipment for the three months ended March 31, 2023 and 2022, respectively.

Benson Hill, Inc.
Notes to the Condensed Consolidated Financial Statements (continued)
(Unaudited)
(USD and Share Amounts in Thousands)

The operating results of the discontinued operations, net of tax, were as follows:

	Three Months Ended March 31,
	2023	2022
Revenues	$22,335	$26,319
Cost of sales	18,733	22,606
Gross profit	3,602	3,713
Operating expenses:
Research and development	—	11
Selling, general and administrative expenses	1,454	2,869
Total operating expenses	1,454	2,880
Interest expense	7	—
Other expense (income), net	350	(15)
Net earnings from discontinued operations before income tax	1,791	848
Net earnings from discontinued operations, net of tax	$1,791	$848
Depreciation, amortization and significant operating and investing items in the condensed consolidated statements of cash flows for the discontinued operations are as follows:

	Three Months Ended March 31,
	2023	2022
Operating activities
Depreciation and amortization	$—	$512
Bad debt expense	59	100
Investing activities
Payments for acquisitions of property and equipment	—	(2,152)
5. Fair Value Measurements
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
Our financial instruments consist of cash and cash equivalents, restricted cash, marketable securities, accounts receivable, commodity derivatives, commodity contracts, accounts payable, accrued liabilities, warrant liabilities, conversion option liabilities, and notes payable. As of March 31, 2023 and December 31, 2022, we had cash and cash equivalents of $20,399 and $25,053, respectively, which includes money market funds with maturities of less than three months. As of March 31, 2023 and December 31, 2022, we had restricted cash of $17,912. At March 31, 2023 and December 31, 2022, the carrying values of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued liabilities approximated fair value due to their short maturities.

Benson Hill, Inc.
Notes to the Condensed Consolidated Financial Statements (continued)
(Unaudited)
(USD and Share Amounts in Thousands)

The following tables provide the financial instruments measured at fair value on a recurring basis based on the fair value hierarchy:

	March 31, 2023
	Level 1	Level 2	Level 3	Total
Assets
Corporate bonds	$—	$75,625	$—	$75,625
Preferred stock	—	14,248	—	14,248
Marketable securities	$—	$89,873	$—	$89,873
Liabilities
Warrant liabilities	$2,208	$—	$6,899	$9,107
Conversion option liability	—	—	1,572	1,572
Total liabilities	$2,208	$—	$8,471	$10,679

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
U.S. treasury securities	$1,059	$—	$—	$1,059
Corporate bonds	—	116,616	—	116,616
Preferred stock	—	14,446	—	14,446
Marketable securities	$1,059	$131,062	$—	$132,121
Liabilities
Warrant liabilities	$5,469	$—	$18,816	$24,285
Conversion option liability	—	—	8,091	8,091
Total liabilities	$5,469	$—	$26,907	$32,376
There were no transfers of financial assets or liabilities into or out of Level 1, Level 2, or Level 3 for 2023 or 2022.
All of the Company’s derivative contracts are centrally cleared and therefore are cash-settled on a daily basis. This results in the derivative contracts having a fair value that approximates zero on a daily basis. Therefore, there are no derivative assets or liabilities included in the table above. Refer to Note 7, Derivatives for further discussion.
The warrant liabilities consist of PIPE Investment Warrants, Convertible Notes Payable Warrants, Notes Payable Warrants, Private Placement Warrants, and Public Warrants. History, fair value hierarchy, valuation techniques and inputs of those warrants are more fully described in Note 5, Fair Value Measurements and Note 15, Warrant Liabilities, to the Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2022. Pursuant to the Third Amendment to the Convertible Loan and Security Agreement, the exercise price of the Convertible Notes Payable Warrants (the “Conversion Price”) is the lowest of (i) $2.47; (ii) the 5-day VWAP determined as of March 10, 2023, where “5-day VWAP” means the volume-weighted average price of the Company’s Common Stock, determined for the five consecutive trading days ending on the last trading day immediately preceding the applicable date; and (iii) the effective price per share of any bona fide equity offering prior to March 10, 2024. As such, these warrant liabilities are now valued based on a Monte Carlo simulation that values the warrants using a probability weighted discounted cash flow model, which are considered Level 3 liabilities, whereas, previously it was valued based on Black-Scholes option pricing model.

Benson Hill, Inc.
Notes to the Condensed Consolidated Financial Statements (continued)
(Unaudited)
(USD and Share Amounts in Thousands)

The significant inputs to the valuation of Level 3 warrant and conversion liabilities as of March 31, 2023 were as follows:

	PIPE Investment Warrants	Private Placement Warrants	Convertible Notes Payable Warrants	Conversion Liability
Exercise Price	$3.90	$11.50	$2.27	$2.47
Stock Price	$1.15	$1.15	$1.15	$1.15
Volatility	93.1%	96.0%	92.5%	71.3%
Remaining term in years	3.99 years	3.50 years	3.75 years	1.75 years
Risk-free rate	3.7%	4.2%	3.7%	4.2%
Dividend yield	—%	—%	—%	—%
The significant inputs to the valuation of Level 3 warrant and conversion liabilities as of December 31, 2022 were as follows:

	PIPE Investment Warrants	Private Placement Warrants	Convertible Notes Payable Warrants	Conversion Liability
Exercise Price	$3.90	$11.50	$2.47	$2.47
Stock Price	$2.55	$2.55	$2.55	$2.55
Volatility	90.4%	84.0%	89.0%	64.7%
Remaining term in years	4.24	3.75	4.00	2.00
Risk-free rate	4.0%	4.1%	4.1%	4.4%
Dividend yield	—%	—%	—%	—%
The following table summarizes the change in the warrant and conversion option liabilities categorized as Level 3 for the three months ended March 31, 2023 and 2022.

Three Months Ended March 31, 2023
Balance, beginning of period	$26,907
Change in estimated fair value	(18,436)
Ending balance, March 31, 2023	$8,471

Three Months Ended March 31, 2022
Balance, beginning of period	$42,457
Change in estimated fair value	(23,892)
Issuance of PIPE Investment warrants	26,604
Ending balance, March 31, 2022	$45,169
Fair Value of Long-Term Debt
As of March 31, 2023 and December 31, 2022, the fair value of the Company’s debt, including amounts classified as current, was $101,830 and $103,814, respectively. Fair values are based upon valuation models using market information, which fall into Level 3 in the fair value hierarchy.
6. Investments in Available-for-Sale Securities
The Company has invested in marketable debt securities, primarily investment grade corporate bonds, preferred stock, and highly liquid U.S Treasury securities, which are held in the custody of a major financial institution. These securities are

Benson Hill, Inc.
Notes to the Condensed Consolidated Financial Statements (continued)
(Unaudited)
(USD and Share Amounts in Thousands)
classified as available-for-sale and, accordingly, the unrealized gains and losses are recorded through other comprehensive income and loss.

	March 31, 2023
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S government and agency securities	$—	$—	$—	$—
Corporate notes and bonds	80,287	2	(4,663)	75,626
Preferred stock	15,379	—	(1,132)	14,247
Total Investments	$95,666	$2	$(5,795)	$89,873

	December 31, 2022
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S government and agency securities	$1,059	$—	$—	$1,059
Corporate notes and bonds	122,257	—	(5,641)	116,616
Preferred stock	15,454	—	(1,008)	14,446
Total Investments	$138,770	$—	$(6,649)	$132,121
The aggregate fair value of investments with unrealized losses that had been owned for less than a year was $28,919 and $66,296 as of March 31, 2023 and December 31, 2022, respectively. The aggregate fair value of investments with unrealized losses that had been owned for more than one year was $59,455 and $64,723 as of March 31, 2023 and December 31, 2022, respectively.
Available-for-sale investments outstanding as of March 31, 2023, classified as marketable securities in the condensed consolidated balance sheets, have maturity dates ranging from the second quarter of 2023 through the fourth quarter of 2026. The fair value of marketable securities as of March 31, 2023 with maturities within one year and one to five years is $22,821 and $67,052, respectively. The Company classifies available-for-sale investments as current based on the nature of the investments and their availability to provide cash for use in current operations, if needed.
7. Derivatives
Corporate Risk Management Activities
The Company uses exchange-traded futures to manage price risk of fluctuating Chicago Board of Trade prices related to forecasted purchases and sales of soybeans and soybean related products in the normal course of business. These risk management activities are actively monitored for compliance with the Company’s risk management policies.
As of March 31, 2023, the Company held financial futures related to a portion of its forecasted purchases of soybeans for an aggregate notional volume of 9,825 bushels of soybeans; 9,565 bushels of the aggregate notional volume will settle in 2023 with the remaining 260 bushels settling in 2024. As of March 31, 2023, the Company held financial futures related to a portion of its forecasted sales of soybean oil for an aggregate notional volume of 802 pounds of soybean oil; all of which will settle in 2023. As of March 31, 2023, the Company held financial futures related to a portion of its forecasted sales of soybean meal for an aggregate notional volume of 103 tons of soybean meal, all of which will settle in 2023.
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

Benson Hill, Inc.
Notes to the Condensed Consolidated Financial Statements (continued)
(Unaudited)
(USD and Share Amounts in Thousands)

	March 31, 2023		December 31, 2022
	Asset Derivative	Liability Derivative	Asset Derivative	Liability Derivative
Soybeans	$167	$1,808	$1,112	$1,925
Soybean oil	2,288	1,829	533	73
Soybean meal	1,412	—	400	2,414
Effect of daily cash settlement	(3,867)	(3,637)	(2,045)	(4,412)
Net derivatives as classified in the balance sheet	$—	$—	$—	$—
The Company had a current asset representing excess cash collateral posted to a margin account of $4,480 and $2,714 as of March 31, 2023 and December 31, 2022, respectively. These amounts are not included with the derivatives presented in the table above and are included in prepaid expenses and other current assets in the condensed consolidated balance sheets.
Currently, the Company does not seek cash flow hedge accounting treatment for its derivative financial instruments and thus changes in fair value are reflected in current earnings.
The tables below show the amounts of pre-tax gains and losses related to the Company’s derivatives:

	Three Months Ended March 31, 2023			Three Months Ended March 31, 2022
	Gain (loss) realized on derivatives	Unrealized gain (loss) on derivatives	Total gain (loss) recognized in income	Gain (loss) realized on derivatives	Unrealized gain (loss) on derivatives	Total gain (loss) recognized in income
Soybeans	$163	$(827)	$(664)	$(4,953)	$(394)	$(5,347)
Soybean oil	407	(1)	406	(4,958)	(1,465)	(6,423)
Soybean meal	(3,333)	3,426	93	54	(830)	(776)
Total	$(2,763)	$2,598	$(165)	$(9,857)	$(2,689)	$(12,546)

The Company’s soybean positions are designed to hedge risk related to inventory purchases, therefore the gains and losses on soybean instruments are recorded in cost of sales in the condensed consolidated statements of operations. The Company’s soybean oil and soybean meal positions are designed to hedge risk related to sales transactions therefore the gains and losses on soybean oil and soybean meal instruments are recorded in revenues in the condensed consolidated statements of operations.
The Company classifies the cash effects of its derivatives within the “Cash Flows from Operating Activities” section of the condensed consolidated statements of cash flows.
8. Inventories
Inventories consist of the following:

	March 31, 2023	December 31, 2022
Raw materials and supplies	$23,342	$37,483
Work-in-process	4,128	4,977
Finished goods	27,079	19,650
Total inventories	$54,549	$62,110
Work-in-process inventory consists of seed provided to contracted seed producers and growers with which we hold a purchase option for, or are required to purchase, the future harvested seeds or grains as well as crops under production which represent the direct costs of land preparation, seed, planting, growing, and maintenance.

Benson Hill, Inc.
Notes to the Condensed Consolidated Financial Statements (continued)
(Unaudited)
(USD and Share Amounts in Thousands)
9. Debt

	March 31, 2023	December 31, 2022
DDB Term loan, due April 2024	$7,109	$7,393
DDB Equipment loan, due July 2024	1,050	1,225
Convertible Notes Payable, due January 2025	112,700	110,700
Equipment Financing, due March 2025	777	873
Notes payable, varying maturities through June 2026	76	81
Less: unamortized debt discount and debt issuance costs	(16,021)	(14,039)
	105,691	106,233
Less: current maturities of long-term debt	(2,244)	(2,242)
Long-term debt	$103,447	$103,991
Term Loan, Equipment Loan and Revolver
In April 2019, our wholly-owned subsidiary, Dakota Dry Bean, Inc. (“DDB”) entered into a Credit Agreement comprised of a $14,000 aggregate principal amount of floating rate, five-year term loan (“DDB Term Loan”), a $3,500 floating rate, five-year loan to be used for facility expansion (“DDB Equipment Loan”), and a $6,000 floating rate revolving credit facility (“DDB Revolver”), which is renewed annually (together the “Credit Agreement”). In the fourth quarter of 2022, the DDB Revolver maturity date was extended to November 2023. As of March 31, 2023, the interest rate is U.S. prime rate plus 0.75% on the DDB Term Loan and DDB Equipment Loan, and U.S. prime rate plus 0.25% on the DDB Revolver.
The Credit Agreement is secured by substantially all the real and personal property of DDB and is guaranteed, in part, by Benson Hill Inc., DDB’s parent company, to a maximum of $7,000. The DDB Term Loan is payable in equal quarterly installments of $284 plus interest with the remaining balance of $5,972 due in April 2024. The DDB Equipment Loan is payable in equal quarterly installments of $175 plus interest through July 2024.
Under the Credit Agreement, DDB and the Company must comply with certain financial covenants based on DDB’s operations, including a minimum working capital covenant, a minimum net worth covenant, a funded debt to EBITDA ratio covenant, and a fixed charge coverage ratio covenant.
Benson Hill Inc., as guarantor, must also comply with a minimum cash covenant. The Credit Agreement also contains various restrictions on the Company’s activities, including restrictions on indebtedness, liens, investments, distributions, acquisitions and dispositions, control changes, transactions with affiliates, establishment of bank and brokerage accounts, sale-leaseback transactions, margin stocks, hazardous substances, hedging, and management agreements. During the first quarter of 2023, the Company was in compliance with the financial covenants under the Credit Agreement.
Convertible Notes Payable
In December 2021, the Company entered into a financing agreement with an investment firm (the “Convertible Loan and Security Agreement”), which included a commitment by the lender to make term loans available to the Company in an amount of up to $100,000 with $80,000 available immediately. Under the original Convertible Loan and Security Agreement, upon the Company’s achievement of certain milestones, a second tranche of $20,000 became available on June 30, 2022 and the Company could elect to extend the interest-only period from 12 to 24 months and the maturity date by six months as of September 30, 2022.
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
In June 2022, the Company amended the Convertible Loan and Security Agreement, which changed the definition of gross margin, and modified the Conversion Price and the Exercise Price. The change to the definition of gross margin removed the

Benson Hill, Inc.
Notes to the Condensed Consolidated Financial Statements (continued)
(Unaudited)
(USD and Share Amounts in Thousands)
impact of derivative hedging gains or losses related to future periods and resulted in the Company’s achievement of the milestones required to draw on the second tranche. The Company drew on the full $20,000 available under the second tranche upon entering into this amendment.
In November 2022, the Company entered into a second amendment to the Convertible Loan and Security Agreement, which, among other things, changed the definition of Outstanding Shares based on the updated definition of Market Cap Threshold I. Additionally, the required minimum liquidity covenant requirement was reduced from six months to four months. The second amendment also increased the designated interest rate by 25 basis points. Pursuant to the second amendment, the Company achieved the milestones required to extend the interest-only period from 12 to 24 months and extend the maturity date by six months. This extended the interest-free period through 2023 and the maturity date to July 2025.
In March 2023, the Company entered into a third amendment to the Convertible Loan and Security Agreement (“Third Amendment”), which, among other things, extended the interest-only period for six months through the second quarter of 2024 and allowed the restricted cash to be counted towards the required minimum liquidity covenant calculation. In addition, the Third Amendment increased the final balloon payment by 200 basis points and reset the prime rate floor from 5.75% to 7.75%.
Upon maturity or other satisfaction of the term notes, a final payment (in addition to other payments of principal and interest) equal to $12,700 is payable by the Company to the lenders. In the event the term notes are prepaid, a prepayment fee is due, ranging from 1% to 6% of the principal amount of the term notes, based upon the time from the initial closing to the prepayment date.
At any time after six months and before 42 months from the closing date of the initial term notes, up to $20,000 of the principal amount of the term loans then outstanding may be converted (at the lender’s option) into shares of the Company’s common stock.
The conversion option is subject to: (a) the closing sales price of the Company’s common stock for each of the seven consecutive trading days immediately preceding the conversion, being greater than or equal to the conversion price; (b) the shares of the Company’s common stock issued in connection with any such conversion not exceeding 20% of the total trading volume of the Company’s common stock for the 22 consecutive trading days immediately prior to and including the effective date of the conversion; and (c) all lenders’ pro forma shares of the Company’s Common Stock resulting from the conversion option, when added to all lenders’ pro forma shares of the Company’s common stock resulting from the exercise of the warrants, not exceeding 2.5% of the number of shares of the Company’s common stock outstanding at the time of the conversion.
As of March 31, 2023, the lender has not yet exercised their conversion option for any portion of the outstanding principal. The fair value of the conversion option, estimated at $8,783 at issuance, was recorded as a debt discount, which is amortized over the life of the term notes using the effective interest method and recorded as interest expense.
Under the terms of the Convertible Loan and Security Agreement, the Company must comply with certain affirmative, negative, and financial covenants. These covenants are primarily restrictions on the Company’s activities, including restrictions on indebtedness, liens, dividends, and significant business changes. The Company is required to maintain, at all times, a minimum liquidity equal to or greater than four months. The Company was in compliance with the financial covenants under the Convertible Loan and Security Agreement during the three months ended March 31, 2023.
Equipment Financing
In March 2022, the Company entered into a sale-leaseback transaction relating to certain of the Company’s equipment. The Company evaluated whether the transaction qualified as a sale under ASC 606 and ultimately determined that as the leases are classified as financing leases under ASC 842, the transaction did not qualify as a sale and therefore control of the equipment was not transferred. Therefore, the proceeds from the sales of $1,160 were recorded as a financing liability in 2022. The Company will make monthly payments of $33 under the financing arrangement for a term of 36 months.

Benson Hill, Inc.
Notes to the Condensed Consolidated Financial Statements (continued)
(Unaudited)
(USD and Share Amounts in Thousands)
10. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

	March 31, 2023	December 31, 2022
Payroll and employee benefits	$4,223	$12,306
Insurance premiums	1,210	4,687
Professional services	1,815	2,842
Research and development	775	924
Inventory	1,127	530
Interest	137	167
Contract liability	8,005	9,965
Other	1,718	2,014
	$19,010	$33,435
11. Income Taxes
The Company’s effective tax rate was 0% for the three months ended March 31, 2023, and 2022. The 2023 and 2022 effective tax rates differed from the statutory rate of 21% primarily due to the fact that the Company recorded no income tax benefit on the Company’s pretax losses as the Company recorded a full valuation allowance globally. The tax expense recorded relates to minor foreign deferred tax liabilities and the impacts of tax amortization of indefinite-lived intangibles.
12. Comprehensive Income
The Company’s other comprehensive income (loss) (“OCI”) consists of unrealized gains and losses on marketable debt securities classified as available for sale and foreign currency translation adjustments from its subsidiaries in Brazil and Canada. The following table shows changes in accumulated other comprehensive income (“AOCI”) by component for the three months ended March 31, 2023 and 2022:

	Cumulative Foreign Currency Translation	Unrealized Gains/(Losses) on Marketable Securities	Total
Balance at December 31, 2022	$(385)	$(6,710)	$(7,095)
Other comprehensive income before reclassifications	—	1,906	1,906
Amounts reclassified from AOCI	—	(1,050)	(1,050)
Other comprehensive income	—	856	856
Balance at March 31, 2023	$(385)	$(5,854)	$(6,239)

Balance at December 31, 2021	$(376)	$(727)	$(1,103)
Other comprehensive loss before reclassifications	(65)	(3,766)	(3,831)
Amounts reclassified from AOCI	—	1,207	1,207
Other comprehensive loss	(65)	(2,559)	(2,624)
Balance at March 31, 2022	$(441)	$(3,286)	$(3,727)
Amounts reclassified from AOCI were reported within “Other (income) expense, net” on the condensed consolidated statements of operations. The Company’s accounting policy is to release the income tax effects (if applicable) from AOCI when the individual units of account are sold.

Benson Hill, Inc.
Notes to the Condensed Consolidated Financial Statements (continued)
(Unaudited)
(USD and Share Amounts in Thousands)
13. Loss Per Common Share
The Company computes basic net income (loss) per common share using the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is computed using the weighted average number of common shares and the effect of potentially dilutive securities outstanding during the period. Potentially dilutive securities may consist of warrants, stock options and restricted stock units. The dilutive effect of outstanding warrants, stock options and restricted stock units are reflected in diluted earnings per share by application of the treasury stock method. The weighted average share impact of warrants, stock options and restricted stock units that were excluded from the calculation of diluted shares outstanding due to the Company incurring a net loss for the three month periods ending March 31, 2023 and 2022 were as follows:

	Three Months Ended March 31,
Anti-dilutive common share equivalents:	2023	2022
Warrants	—	208
Stock options	1,741	4,719
Restricted stock units	6,927	2,907
Total anti-dilutive common share equivalents	8,668	7,834
The following table provides the basis for basic and diluted net loss from continuing operations per common share by outlining the numerators and denominators of the computations:

	Three Months Ended March 31,
	2023	2022
Numerator:
Net loss from continuing operations	$(4,845)	$(17,424)
Denominator:
Weighted average common shares outstanding, basic and diluted	187,113	160,711
Net loss from continuing operations per common share, basic and diluted	$(0.03)	$(0.11)
14. Commitments and Contingencies
Litigation
The Company accrues for cost related to contingencies when a loss is probable, and the amount is reasonably determinable. Disclosure of contingencies is included in the condensed consolidated financial statements when it is at least reasonably possible that a material loss or an additional material loss in excess of amounts already accrued may be incurred. For all litigation matters, the Company accrued $0 as of March 31, 2023 and December 31, 2022.
Other Commitments
As of March 31, 2023, the Company has committed to purchase from seed producers and growers at dates throughout 2023 and 2024 at fixed prices aggregating to $83.9 million based on commodity futures or market prices, other payments to growers, and estimated yields per acre, of which $76.3 million are due within one year. In addition to the obligations for which the price is fixed or determinable, the Company has committed to purchase from seed producers and growers 1.1 million bushels throughout 2023 and 2024 for which the pricing is currently variable. These amounts are not recorded in the condensed consolidated financial statements because the Company has not taken delivery of the grain or seed as of March 31, 2023 and due to the fact that the grain or seed are subject to specified quality standards prior to delivery.

Benson Hill, Inc.
Notes to the Condensed Consolidated Financial Statements (continued)
(Unaudited)
(USD and Share Amounts in Thousands)
15. Segment Information
In December 2022, the Company divested its Fresh segment and reclassified the related financial information to discontinued operations for all periods presented. As the Company divested its Fresh segment, the Company re-evaluated its operating and reportable segments and concluded that it operates under one operating segment and one reportable segment, Ingredients, as its chief operating decision maker (“CODM”) reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources and evaluating financial performance. The Company’s current business delivers healthy food ingredients derived from soybean seeds, meal and oil and processed yellow peas. Although the CODM assesses performance and allocates resources on a consolidated basis, the Company has relevant product level revenue disaggregation. Specifically, the Company’s revenue can be disaggregated into the following product categories: Proprietary and Non-Proprietary. Proprietary revenue is defined as any sale of a proprietary bean, byproduct from crushing a proprietary bean, or a blend of proprietary byproducts with commodity grade byproducts. Non-Proprietary revenue is all other revenue from non-Proprietary sources. Revenues and operating results for the three months ended March 31, 2023 and 2022 are as follows:

	Three Months Ended March 31,
	2023	2022
Revenues
Domestic	$106,021	$64,474
International	28,622	1,652
Total Revenues	$134,643	$66,126

Point in time	$132,101	$66,074
Over time	2,542	52
Total Revenues	$134,643	$66,126

Proprietary	$25,323	$14,090
Non-Proprietary	109,320	52,036
Total Revenues	$134,643	$66,126
The CODM uses Adjusted EBITDA to review and assess the operating performance of the Company. The Company defines Adjusted EBITDA as net loss from continuing operations excluding income taxes, interest, depreciation, amortization, stock-based compensation, change in fair value of warrants and conversion option, and the impact of significant non-recurring items. Adjustments to reconcile net loss from continuing operations to Adjusted EBITDA for the three months ended March 31, 2023 and 2022 are as follows:

	Three Months Ended March 31,
	2023	2022
Net loss from continuing operations	$(4,845)	$(17,424)
Interest expense, net	6,372	6,388
Income tax expense (benefit)	15	(39)
Depreciation and amortization	5,263	4,892
Stock-based compensation	2,814	5,683
Change in fair value of warrants and conversion option	(21,696)	(31,741)
Other	1,344	1,100
Total Adjusted EBITDA	$(10,733)	$(31,141)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Unless otherwise indicated or the context otherwise requires, references in this section to “we,” “us,” “our” and other similar terms refer to Benson Hill, Inc. and its consolidated subsidiaries.
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
Generally, statements that are not historical facts, including statements concerning possible or assumed future actions, business strategies, events or results of operations, are forward-looking statements. These statements may be preceded by, followed by or include the words “believe,” “estimate,” “expect,” “intend,” “project,” “forecast,” “may,” “will,” “should,” “could,” “would,” “seek,” “plan,” “scheduled,” “anticipate,” “intend,” or similar expressions. Forward-looking statements contained in this report include, but are not limited to, statements about our ability to:
•complete the actions associated with, and achieve the anticipated benefits of, the execution of the Liquidity Improvement Plan in a timely manner, or at all;
•refinance our current high-cost debt with a conventional lending facility;
•obtain from the issuance of equity and/or non-dilutive sources the amount of incremental proceeds we believe may be needed to achieve our financial objectives;
•realize the anticipated benefits of the divestiture of our Fresh business;
•maintain our listing on the New York Stock Exchange;
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
•anticipate the impact of, and respond to applicable new accounting standards;
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
Forward-looking statements represent our estimates and assumptions only as of the date of this report. You should understand that the following important factors, in addition to those discussed under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022 and elsewhere in this report, could affect our future results, and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements in this report:
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
These and other factors that could cause actual results to differ from those implied by the forward-looking statements in this report are more fully described under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022 and elsewhere in this report. Other sections of this report describe additional factors that could adversely affect our business, financial condition or results of operations. New risk factors emerge from time to time and it is not possible to predict all such risk factors, nor can we assess the impact of all such risk factors on our business, or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Except as otherwise required by law, we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained in this report to reflect any change in our expectations or any change in events, conditions or circumstances on which any of our forward-looking statements are based. We qualify all of our forward-looking statements by these cautionary statements.
Overview
Benson Hill is a food technology company on a mission to lead the pace of innovation in food. We have a vision to build a healthier and happier world by unlocking the natural genetic diversity of plants with the leading technology platform, CropOS®. Starting with consumer demand, we leverage CropOS® and advanced breeding techniques to design food that’s better from the beginning: more nutritious, more flavorful, and more accessible, while enabling efficient production and delivering novel sustainability benefits to food and feed customers. We are headquartered in St. Louis, Missouri, where the majority of our research and development activities are managed. We operate a soy crushing and food-grade white flake and soy flour manufacturing operation in Creston, Iowa, a soy crushing facility in Seymour, Indiana, and we process dry peas in North Dakota, which we sell throughout North America.
We have an integrated go-to-market approach, leveraging the existing parts of the supply chain to create efficiencies and a feedback loop between consumers, farmers, and seed developers that has been lacking across the siloed agri-food value chain. We are working to design products with the consumer in mind, contract with farmers to grow and buy back the harvest, preserve the product identity through manufacturing, and ultimately sell food and ingredients directly and indirectly to food companies, retailers, and others. We believe this integration and control of the product throughout the entire supply chain will enable us to link data to outcomes in our CropOS® platform to fuel the next generation of products. Additionally, we believe this product information linkage will work to optimize environmental and social impacts, as well as traceability throughout the supply chain.
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

Liquidity Improvement Plan
On March 27, 2023, our Board of Directors committed to a Liquidity Improvement Plan (the “Liquidity Improvement Plan”) intended to improve liquidity by an estimated $65 million to $75 million by the end of 2024. We are executing the Liquidity Improvement Plan to create a more cost-efficient organization and enhance our capital structure to execute on our strategic priorities. Together with our intent to refinance our current high-cost debt with a conventional lending facility, the Liquidity Improvement Plan is expected to reduce the amount of incremental proceeds, which may be obtained from equity and/or non-dilutive sources, we believe may be needed to achieve our financial objectives.
We have commenced the actions associated with our Liquidity Improvement Plan, and expect the execution of the Liquidity Improvement Plan to be substantially complete by December 31, 2023. The Liquidity Improvement Plan is expected to include improving operating efficiencies by reducing certain operating costs, restructuring certain parts of our organization, and reducing our working capital requirements. While we expect potential costs associated with the Liquidity Improvement Plan to include costs attributable to our exploration and possible execution of strategic options for our Seymour, Indiana facility and employee termination costs, management’s analysis of how to execute the Liquidity Improvement Plan remains ongoing as of the date of this report.
COVID-19
In response to the COVID-19 pandemic and in accordance with governmental orders, we have modified our business practices and implemented proactive measures to protect the health and safety of employees, including limiting employee travel, requiring, at times, remote work arrangements for non-laboratory employees, implementing social distancing, and enhanced sanitary measures in our headquarters, and cancelling attendance at events and conferences. Many of the suppliers, vendors, and service providers on whom we rely have made similar modifications. To date, with the exception of modifying our physical business practices, including decreased travel, and delays in the receipt of certain laboratory supplies and the performance of related services, we have not experienced a material impact on business operations from the effects of COVID-19.
Convertible Notes Payable
Pursuant to the Convertible Loan and Security Agreement, the Company and its directly or indirectly wholly-owned subsidiaries have borrowed an aggregate principal sum of $100.0 million. The additional proceeds from the Convertible Loan and Security Agreement provided the Company liquidity to fund the business. In March 2023, the Company entered into a third amendment to the Convertible Loan and Security Agreement, which, among other things, extended the interest-only period for six months through the second quarter of 2024 and allowed the restricted cash to be counted towards the required minimum liquidity covenant calculation. In addition, the terms of this amendment increased the final balloon payment by 200 basis points, reset the prime rate floor from 5.75% to 7.75%, and amended the exercise price of the Convertible Notes Payable Warrants to be the lower of (i) $2.47; (ii) the 5-day VWAP determined as of March 10, 2023, where “5-day VWAP” means the volume-weighted average price of the Company’s Common Stock, determined for the five consecutive trading days ending on the last trading day immediately preceding the applicable date; and (iii) the effective price per share of any bona fide equity offering prior to March 10, 2024. Fees associated with the amendment were 2% of the outstanding balance, or $2 million (see Note 9, Debt in the notes to the condensed consolidated financial statements for further discussion).
Divestiture of J&J Produce, Inc.
On December 29, 2022, we entered into a Stock Purchase Agreement to sell J&J Produce, Inc. (“J&J”) and all of the outstanding equity securities of J&J’s subsidiaries for aggregate cash consideration of $3.0 million, subject to certain adjustments. The closing of the transactions contemplated by the Stock Purchase Agreement is scheduled to occur on June 30, 2023, or such other date as is mutually agreed by the parties. In connection with the Stock Purchase Agreement, on December 29, 2022, J&J entered into a Purchase and Sale Agreement, pursuant to which J&J sold certain real and personal property comprising an agricultural production and processing facility located in Vero Beach, Florida, for an aggregate purchase price of $18.0 million, subject to certain adjustments. Certain property was leased back to J&J pursuant to a separate agricultural and facility lease for a short period of time. J&J was the main component of the Fresh segment. Our strategic shift to exit the Fresh segment met the criteria to be classified as businesses held for sale and to be presented as a discontinued operation. Refer to Note 4, Discontinued Operations in the notes to the condensed consolidated financial statements for further details on the divestiture of the Fresh segment.
Collaboration Agreement with ADM
On August 5, 2022, we entered into an exclusive collaboration and marketing rights agreement (the “Collaboration Agreement”) with Archer-Daniels-Midland Company (“ADM”) to commercialize certain high-protein soy ingredients for the human food and nutrition market in North America based on certain of our proprietary commercial soybean seed genetics

(“Proprietary Soy Genetics”). Pursuant to the terms of the Collaboration Agreement, we have agreed to collaborate with ADM to engage soybean growers in certain parts of the United States to source production and supply of grain grown from Proprietary Soy Genetics (“Proprietary Soy Grain”) for processing by ADM into soy protein ingredients. We received an upfront cash payment, and expect to receive annual technology access fees and value sharing payments on all soy protein ingredients sold by ADM that are processed from the Proprietary Soy Grain supplied by us, and we are eligible to receive milestone payments upon achievement of certain objectives. Unless earlier terminated, the Collaboration Agreement will remain in effect until December 31, 2027, or until December 31, 2030 if extended pursuant to its terms. See the Company’s Current Report on Form 8-K filed with the SEC on August 8, 2022 for additional information.
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
The Company uses exchange-traded futures to manage the price risk of fluctuating prices related to forecasted sales of soybean oil and soybean meal with the gains and losses on these instruments recorded in revenue. All of the Company’s soybean oil and soybean meal futures have not been designated as hedging instruments, and as such, changes in fair value of these derivatives are immediately recognized in earnings.
See Note 2, Summary of Significant Accounting Policies in the notes to our audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2022 for additional information on our revenue recognition.
Cost of Sales
Our cost of sales includes all costs incurred to purchase, process and provide the product or services to our customers. For harvested produce farmed by us, this includes the direct cost of land preparation, seed, planting, growing, maintenance, packaging and distribution of product sales. For produce that we purchase from growers in non-exclusive arrangements and, hence, do not farm, this cost includes the acquisition, warehousing, packaging and distribution of the purchased inventory.
The cost of sales on processed yellow pea, soybean grain, soybean oil, soybean meal, soybean flakes and soybean flour includes the cost of the crop, inclusive of the grower contracting premiums, as well as the crush, refining and transportation costs necessary to prepare the product for sale.
The Company uses exchange-traded futures to manage the price risk of fluctuating prices related to forecasted purchases of soybeans with the gains and losses on these instruments recorded in cost of sales. All of our soybean futures have not been designated as hedging instruments, and as such, changes in fair value of these derivatives are immediately recognized in earnings.
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
Results from Continuing Operations
Comparison of the Three Months Ended March 31, 2023 and 2022
The following table shows the amounts from our condensed consolidated statements of operations for the periods presented:

	Three Months Ended March 31,
(USD in Thousands)	2023	2022
Revenues	134,643	66,126
Cost of sales	125,120	75,061
Gross profit (loss)	9,523	(8,935)
Operating expenses:
Research and development	12,642	12,295
Selling, general and administrative expenses	16,167	20,255
Total operating expenses	28,809	32,550
Loss from operations	(19,286)	(41,485)
Other (income) expense:
Interest expense, net	6,372	6,388
Change in fair value of warrants and conversion options	(21,696)	(31,741)
Other (income) expense, net	868	1,331
Total other (income) expense, net	(14,456)	(24,022)
Net loss from continuing operations before income tax	(4,830)	(17,463)
Income tax expense (benefit)	15	(39)
Net loss from continuing operations, net of tax	$(4,845)	$(17,424)

	Three Months Ended March 31,
(USD in Thousands)	2023	2022
Proprietary	$25,323	$14,090
Non-Proprietary	109,320	52,036
Total Revenues	$134,643	$66,126
Revenues
Revenue for the three months ended March 31, 2023 was $134.6 million, an increase of $68.5 million or 104%, as compared to the same period in 2022. Included within revenue are the results of exchange-traded futures used to manage the risk of fluctuating Chicago Board of Trade prices related to forecasted ingredient sales entered into in the normal course of business. These economic hedges resulted in gains of $0.5 million for the three months ended March 31, 2023. For the three months ended March 31, 2022, revenues included losses of $7.2 million associated with hedging activities. After accounting for all hedging activity, the year-over-year increase in revenues was primarily driven by a continuation of favorable commodity pricing in the quarter for non-proprietary soybean ingredient and crude oil products, as well as demand for yellow pea ingredients. Revenue performance also benefited from increased shipments of proprietary non-GMO soybean food ingredients, aquafeed ingredients and high oleic oil products.

Gross Profit (Loss)
For the three months ended March 31, 2023, we reported gross profit of $9.5 million, as compared to gross loss of $8.9 million for the same period in 2022. Included within gross profit for the three months ended March 31, 2023 were $0.2 million in losses associated with hedging activities, as compared to losses of $12.5 million associated with hedging activities for the same period in 2022. The overall increase in profitability was driven by significant operational efficiency gains and commercial activities within the closed-loop business model compared to the prior year period, which drove favorable performance in both proprietary and non-proprietary soy and yellow pea revenues. Additionally, there was a profit contribution from our partnership and licensing agreement. The overall increase in gross profit was partially offset by a continuation of inflationary and logistic pressures in the supply chain, as well as the previously discussed negative impacts associated with hedging activities.
Research and Development Expenses
Research and development expenses for the three months ended March 31, 2023 were $12.6 million, an increase of $0.3 million as compared to the same period in 2022. We continue to invest in technology costs, facilities expenses (primarily related to the Crop Accelerator facility) and workforce related expenses as we did in 2022 to continue to drive innovation in food with our CropOS® technology platform.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended March 31, 2023 were $16.2 million, a decrease of $4.1 million as compared to the same period in 2022. The decrease was primarily driven by a decrease in non-cash stock-based compensation expense driven by the overall decline in the current share price of our Common Stock during the three months ended March 31, 2023 compared to the same period in 2022.
Total Other (Income) Expense, Net
Total other income, net for the three months ended March 31, 2023 was $14.5 million, a decrease of $9.6 million as compared to the same period in 2022. The decrease was largely due to a steeper decline in the valuation of warrant and conversion liabilities for the three months ended March 31, 2022 compared to the same period in 2023 driven by the fluctuation in the share price of our Common Stock and equity volatility, resulting in a decrease of $10.0 million.
Income Tax (Benefit) Expense
No net income tax benefit for net operating losses incurred in the U.S. has been recorded due to uncertainty in realizing a benefit from these items. The tax expense recorded for the three months ended March 31, 2023 relates to minor foreign deferred tax liabilities and the impacts of amortization of indefinite-lived intangibles.
Adjusted EBITDA
Adjusted EBITDA is a financial measure of performance not presented in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). Among other financial metrics, our management reviews results of operations based upon Adjusted EBITDA. We calculate Adjusted EBITDA as consolidated net loss from continuing operations before net interest expense, income tax provision and depreciation and amortization, further adjusted to exclude stock-based compensation, change in fair value of warrants and conversion option, and the impact of significant non-recurring items.
We believe that Adjusted EBITDA is useful in comparing our financial performance with the performance of other companies for the following reasons:
•Adjusted EBITDA is widely used by investors and securities analysts to measure a company’s operating performance without regard to items such as stock-based compensation expense, depreciation and interest expense, that can vary substantially from company to company depending upon their financing and capital structures, and the method by which assets were acquired; and
•Adjusted EBITDA provides consistency and comparability with our past financial performance, and facilitates comparisons with other companies, many of which use similar non-U.S. GAAP financial measures to supplement their U.S. GAAP results.
Our use of Adjusted EBITDA has limitations as an analytical tool, and you should not consider this measure in isolation or as a substitute for analysis of our financial results as reported under U.S. GAAP. Some of these limitations are as follows:
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
Because of these limitations, Adjusted EBITDA should be considered along with other operating and financial performance measures presented in accordance with U.S. GAAP. Adjusted EBITDA for the three months ended March 31, 2023 and 2022, are presented below. A reconciliation of our consolidated net loss from continuing operations to Adjusted EBITDA is also presented below.

	Three Months Ended March 31,
(USD in Thousands)	2023	2022
Adjustments to reconcile net loss from continuing operations to Adjusted EBITDA
Net loss from continuing operations	$(4,845)	$(17,424)
Interest expense, net	6,372	6,388
Income tax expense (benefit)	15	(39)
Depreciation and amortization	5,263	4,892
Stock-based compensation	2,814	5,683
Change in fair value of warrants and conversion option	(21,696)	(31,741)
Other	1,344	1,100
Total Adjusted EBITDA	$(10,733)	$(31,141)
Adjusted EBITDA for the three months ended March 31, 2023 was a loss of $10.7 million, which represents a reduction in loss of $20.4 million as compared to the same period in 2022. The improvement for 2023 was driven by a decrease in our year-over-year net loss of $13.5 million, and a steeper decline in the fair value of our warrants and conversion options driven by the fluctuation in the share price of our Common Stock and equity volatility during the three months ended March 31, 2022 when compared to the same period in 2023, resulting in a decrease of $10.0 million.
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
Since inception, our primary sources of liquidity have been equity and debt financings. On March 31, 2023, our liquidity was comprised of cash and marketable securities of $110.3 million and restricted cash of $17.9 million from continuing operations, and cash of $2.8 million from discontinued operations.
We have multiple debt instruments (see Note 9, Debt), including term loans, notes payable and a revolving line of credit. As of March 31, 2023, our commitments include term debt and notes payable outstanding of $105.7 million, access to a revolving credit facility of up to $6.0 million, as capped by a defined borrowing base that could result in availability that is less than this amount, and lease liabilities of $84.6 million.
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

In addition, our commitments include capital expenditures associated with the expansion of our extruding capacity to manufacture texturized soy flour ingredients for various food applications, operating costs supporting the sale of products, and general administrative expenses. For the three months ended March 31, 2023, we incurred a net loss from continuing operations of $4.8 million and a use of cash flows from operating activities of $37.7 million.
Our business prospects are subject to risks and uncertainties frequently encountered by emerging growth companies, including access to capital. We have incurred significant losses since inception primarily due to investments to enhance our technology capabilities and costs associated with early-stage commercialization of products. These factors, coupled with expected capital expenditures, indicated that, without further action, our forecasted cash flows would not be sufficient for us to meet our contractual commitments and obligations as they came due in the ordinary course of business for 12 months after the date the condensed consolidated financial statements are issued.
Our liquidity plans and operating budget include further actions that we believe are probable of being achieved in the 12 months after the date the consolidated financial statements are issued. These actions include improving operating efficiencies by reducing certain operating costs and restructuring certain parts of our organization, exploring strategic options involving our Seymour, Indiana soy crush facility, supplementing cash needs by selling additional shares of our common stock, or securities convertible into common stock, to the public through our shelf registration statement, or obtaining alternative equity financing, and attempting to refinance our current high-cost debt with a conventional, lower cost, lending facility of up to $100 million. There are no guarantees that we will achieve any of these plans, which involve risks and uncertainties, but based on these plans and our forecast and related assumptions, we believe it is probable that we will meet our obligations as they become due in the ordinary course of business for the 12 months following the date our condensed consolidated financial statements are issued.
To grow our business, we expect we will need to secure additional capital, which could be debt or equity financing and may lead to dilution of our common stockholders. We believe that our liquidity plans and operating budget described above will supplement our future strategic growth initiatives and our longer-term capital needs. We are continuously assessing our business plans and capital structure. We may also require additional capital in the future to fund capital expenditures, acquisitions or other investments. These capital requirements could be substantial. The amount and timing of our future funding requirements will depend on many factors, including the success of the commercialization of certain of our products, our ability to continue to satisfy our financial covenants under our financing facilities, the ability to repay or refinance our indebtedness as it becomes due, and our success at implementing our Liquidity Improvement Plan. We could potentially use our available financial resources sooner than we currently expect. Our failure to raise capital as and when needed could have significant negative consequences for our business, financial condition and results of consolidated operations. We cannot guarantee that we will be able to meet existing financial covenants or obtain new financing on favorable terms, if at all. Our future capital requirements and the adequacy of available funds will depend on many factors, including those more fully described under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022 and in Part II, Item 1A of this Quarterly Report on Form 10-Q.
Summary of Cash Flows
A summary of our cash flows from operating, investing and financing activities is presented in the following table:

	Three Months Ended March 31,
(USD in Thousands)	2023	2022
Statement of Cash Flows Data:
Net cash used in operating activities	$(37,693)	$(53,192)
Net cash provided/(used) by/in investing activities	38,994	(11,614)
Net cash (used)/provided in/by financing activities	(3,515)	89,885
Effect of exchange rate changes on cash	—	(65)
Net (decrease) increase in cash and cash equivalents	(2,214)	25,014
Cash, cash equivalents and restricted cash, beginning of period	43,321	78,963
Cash, cash equivalents and restricted cash, end of period	$41,107	$103,977
Operating Activities
On a consolidated basis, net cash flows used by operating activities were $37.7 million and $53.2 million for the three months ended March 31, 2023 and 2022, respectively. The decrease in cash outflows of $15.5 million for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 was primarily attributable to a decrease in our net loss of $13.5 million and a steeper decline in the valuation of warrant and conversion liabilities for the three months ended

March 31, 2022 compared to the same period in 2023 of $10.0 million driven by the fluctuation in the share price of our Common Stock and equity volatility, partially offset by a decrease in stock compensation expense of $2.9 million.
Net cash flows provided by operating activities from discontinued operations were $2.7 million and $1.5 million for the three months ended March 31, 2023 and 2022, respectively. The increase in cash inflows of $1.2 million from operating activities for the three months ended March 31, 2023 as compared to the same period in 2022 was primarily driven by an increase in net income from discontinued operations of $1.2 million.
Investing Activities
On a consolidated basis, net cash flows provided by investing activities were $39.0 million for the three months ended March 31, 2023 compared to a use of cash of $11.6 million for the three months ended March 31, 2022, representing an increase in cash inflow of $50.6 million for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. The increase in cash inflow was primarily driven by an increase in maturities and sales of marketable securities of $64.9 million, partially offset by purchases of marketable securities of $23.3 million during the three months ended March 31, 2023.
There was no net cash flow from investing activities from discontinued operations for the three months ended March 31, 2023, whereas there was net use of cash of $2.2 million for the three months ended March 31, 2022. The increase in cash inflows of $2.2 million from investing activities was attributable to a decrease in payments for property and equipment of $2.2 million.
Financing Activities
On a consolidated basis, net cash flows used in financing activities were $3.5 million for the three months ended March 31, 2023 compared to a source of cash of $89.9 million for the three months ended March 31, 2022, representing a decrease of $93.4 million of cash inflows from financing activities. The decrease in net cash flows from financing activities is primarily attributable to the PIPE Investment, which resulted in gross proceeds of $85.0 million during the three months ended March 31, 2022 that did not occur during the three months ended March 31, 2023.
Net cash flows used in financing activities from discontinued operations were $0.3 million for the three months ended March 31, 2023 compared to a source of cash of $2.9 million for the three months ended March 31, 2022. The decrease in net cash flows from financing activities from discontinued operations is primarily attributable to debt financing activities resulting in proceeds from issuance of debt of $2.2 million during the three months ended March 31, 2022 that did not occur during the three months ended March 31, 2023.
Commitments and Contingencies
The information set forth in Note 14, Commitments and Contingencies to the accompanying condensed consolidated financial statements included in Part I, Item 1 of this report is incorporated herein by reference.
Off-Balance Sheet Arrangements
The Company has not entered into off-balance sheet arrangements, as defined in the rules and regulations of the SEC.
Critical Accounting Policies and Estimates
Our discussion and analysis of financial condition and results of operations are based upon our condensed consolidated financial statements included elsewhere in this report. The preparation of our condensed consolidated financial statements in accordance with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. Actual results may differ from those estimates.
Our critical accounting policies are those that materially affect our condensed consolidated financial statements and involve difficult, subjective or complex judgments by management. A thorough understanding of these critical accounting policies is essential when reviewing our condensed consolidated financial statements. We believe that the critical accounting policies involve the most difficult management decisions because they require the use of significant estimates and assumptions as described above.
There have been no substantial changes to these estimates, or the policies related to them during the three months ended March 31, 2023. For a full discussion of these estimates and policies, see our Annual Report on Form 10-K for the year ended December 31, 2022.

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
Recent Accounting Guidance
From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on the Company’s financial position or results of operations upon adoption. See Note 2, Summary of Significant Accounting Policies in the notes to the condensed consolidated financial statements for more information about recent accounting pronouncements, the timing of their adoption and the Company’s assessment, to the extent we have made one, of their potential impact on our financial condition and results of operations.
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
Credit Risk
Credit risk with respect to accounts receivable is generally not significant due to a limited carrying balance of receivables. We routinely assess the creditworthiness of our customers. We generally have not experienced any material losses related to receivables from individual customers, or groups of customers for the three months ended March 31, 2023 and 2022. We do not require collateral. Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed by management to be probable in our accounts receivable.
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined under the Exchange Act, as of March 31, 2023, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.
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
Material Weakness in Internal Control Over Financial Reporting
In connection with the preparation and audit of our condensed consolidated financial statements, a material weakness was identified in our internal control over financial reporting within the historical Fresh segment relating to the year ended December 31, 2022, which remains unremediated as of March 31, 2023. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that a reasonable possibility exists that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis.
We did not design, implement, or test transaction level or IT General Controls at the historical Fresh segment. These controls specifically related to transactions that originated and were recorded at the historical Fresh segment level that have been included as “Discontinued Operations” with the condensed consolidated financial statements.

Plan to Remediate Material Weakness in Internal Control Over Financial Reporting
As noted within Note 4, Discontinued Operations in the notes to our condensed consolidated financial statements, management is in the process of divesting the Fresh segment in its entirety and has classified the historical Fresh segment as a “Discontinued Operation” for all financial periods presented. Management expects the historical Fresh segment will be fully divested as of the next Report on Internal Controls Over Financial Reporting assessment date. In the event that we are unable to divest the Fresh segment, we will implement measures designed to improve our internal control over financial reporting as it relates to the Fresh segment to remediate this material weakness, including (i) taking into consideration the root cause of the deficiency, (ii) determining a remediation plan that detailed out the actions needed to address the control deficiencies that represented the material weakness, and (iii) implementing, revising, or enhancing the controls based on the remediation plan.
Changes in Internal Control over Financial Reporting
Except as set forth above, there were no changes in our internal control over financial reporting, as identified in connection with the evaluation required by Exchange Act Rules 13a-15(d) and 15d-15(d), that occurred during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
Except as set forth below, there have been no material changes to the “Risk Factors” disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022:
The actions associated with the execution of the Liquidity Improvement Plan could be insufficient to achieve our financial objectives and could have negative consequences on our business and growth.
On March 27, 2023, our Board of Directors committed to the Liquidity Improvement Plan, which is intended to improve liquidity by an estimated $65 million to $75 million by the end of 2024. We are executing the Liquidity Improvement Plan to create a more cost-efficient organization and enhance our capital structure to execute on our strategic priorities.
While we expect the actions associated with the execution of the Liquidity Improvement Plan to be substantially complete by December 31, 2023, there can be no assurance that such actions or any other cost reduction initiatives will be successfully or timely implemented, or that they will materially and positively impact our ability to achieve our financial objectives. Because the Liquidity Improvement Plan involves restructuring certain parts of our organization, the associated cost reductions could adversely impact productivity, product innovations and sales to an extent we have not anticipated. In addition, aspects of the Liquidity Improvement Plan, such as our exploration of strategic options involving our Seymour, Indiana soy crush facility, could adversely impact our ability to generate revenues. Our ability to complete the actions associated with the execution of the Liquidity Improvement Plan and achieve the anticipated benefits within the expected timeframe is subject to estimates and assumptions, and actual results may vary materially from our expectations, including as a result of factors that are beyond our control. Our efforts to create a more cost-efficient organization and enhance our capital structure to execute on our strategic priorities may not be successful. Even if we successfully execute these actions in a timely manner and they generate the anticipated cost savings, the Liquidity Improvement Plan may have other unforeseeable or unintended consequences that could materially adversely impact our profitability and business, including our research and development initiatives and our ability to commercialize our product candidates. To the extent that we do not achieve the intended benefits of the actions associated with the execution of the Liquidity Improvement Plan, or suffer negative consequences as a result of its implementation, our business and results of operations may be materially adversely affected.
If we are unable to retire our existing debt facility prior to maturity and replace it with a conventional, lower cost lending facility consistent with our current expectations, our business and financial condition could be materially adversely affected.
As previously disclosed, we currently intend to retire our existing debt facility prior to maturity and replace it with a conventional, lower cost lending facility. In March 2023, we signed a non-binding term sheet with First National Bank of Omaha as administrative agent and arranger to provide up to a $100  million syndicated senior secured credit facility, which we currently intend to enter into in connection with the early repayment of our existing debt facility. Although we currently expect that the new credit facility will be entered into as early as the third quarter of 2023, any definitive agreement as to such credit facility remains subject to further negotiations, obtaining binding commitments from a syndicate of lenders, and the execution of final loan documents. We can make no assurances that we will be able to retire our existing debt early on the anticipated timeframe, or at all, or that any new credit facility will ultimately be agreed upon or become available to us or that, if definitive agreement is reached, its terms will be more favorable to us than our existing indebtedness. If we are unable to repay our existing debt early and replace it with a new credit facility on terms acceptable or favorable to us, in an amount sufficient to meet our liquidity needs, or within the anticipated timeframe, our business, financial condition, results of operations, prospects and ability to continue as a going concern could be adversely affected. Moreover, if we are unable to repay our existing debt prior to the expiration of the interest-only period in the second quarter of 2024, our periodic payment obligations with respect to our outstanding indebtedness will increase significantly, and the actions currently associated with the Liquidity Improvement Plan, even if executed successfully, may be insufficient to achieve our financial objectives.
We cannot guarantee that we will be able to meet existing financial covenants or that any new financing will be available to us on favorable terms, in a timely manner, or at all, and the failure to implement any such new financing may make it more difficult for us to operate our business, implement our growth plans, or achieve our financial objectives. If this were to occur, we could be required to delay, limit, reduce or terminate our manufacturing, research and development activities, growth and expansion plans, establishment of sales and marketing capabilities or other activities that may be necessary to generate revenue and achieve profitability, any of which could have significant negative consequences for our business, financial condition and results of consolidated operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit	Description
4.1	Form of Amended and Restated Stock Purchase Warrant of Benson Hill, Inc. (incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K filed on March 16, 2023).
10.1*#	Benson Hill, Inc. 2021 Omnibus Incentive Plan, as amended, effective as of September 17, 2022.
10.2*#	Amended and Restated Benson Hill, Inc. 2022 Employee Stock Purchase Plan, effective as of September 17, 2022.
10.3†
Third Amendment to Loan Documents, dated March 10, 2023, by and among the Company, certain of the Company’s direct and indirect wholly-owned subsidiaries, the Agent, and the Lenders (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K filed on March 16, 2023).

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

May 10, 2023