Form 10-Q
period 2023-06-30
Benson Hill, Inc.
filed 2023-08-09
CIK 1830210

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 7, 2023, 207,974,435 shares of the registrant’s Common Stock, par value $0.0001, were issued and outstanding.

Benson Hill, Inc.

Part I - Financial Information
Item 1. Financial Statements
Benson Hill, Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(In Thousands, Except Per Share Data)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$13,882	$25,053
Marketable securities	80,514	132,121
Accounts receivable, net	36,456	28,591
Inventories, net	42,670	62,110
Prepaid expenses and other current assets	28,941	29,346
Current assets of discontinued operations	4,226	23,507
Total current assets	206,689	300,728
Property and equipment, net	99,658	99,759
Finance lease right-of-use assets, net	63,185	66,533
Operating lease right-of-use assets	5,628	1,660
Goodwill and intangible assets, net	7,774	27,377
Other assets	9,367	4,863
Total assets	$392,301	$500,920

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$20,607	$36,717
Finance lease liabilities, current portion	3,725	3,318
Operating lease liabilities, current portion	1,310	364
Long-term debt, current portion	2,246	2,242
Accrued expenses and other current liabilities	22,224	33,435
Current liabilities of discontinued operations	4,031	16,441
Total current liabilities	54,143	92,517
Long-term debt, less current portion	105,185	103,991
Finance lease liabilities, less current portion	75,746	76,431
Operating lease liabilities, less current portion	6,512	1,291
Warrant liabilities	11,732	24,285
Conversion option liabilities	1,983	8,091
Deferred income taxes	155	283
Other non-current liabilities	242	129
Total liabilities	255,698	307,018
Stockholders’ equity:
Common stock, $0.0001 par value, 440,000 and 440,000 shares authorized, 207,467 and 206,668 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	21	21
Additional paid-in capital	608,522	609,450
Accumulated deficit	(468,369)	(408,474)
Accumulated other comprehensive loss	(3,571)	(7,095)
Total stockholders’ equity	136,603	193,902
Total liabilities and stockholders’ equity	$392,301	$500,920
See accompanying notes to the condensed consolidated financial statements (unaudited).

Benson Hill, Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(In Thousands, Except Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues	$109,038	$93,631	243,681	159,757
Cost of sales	106,070	87,889	231,190	162,950
Gross profit (loss)	2,968	5,742	12,491	(3,193)
Operating expenses:
Research and development	10,313	12,006	22,955	24,301
Selling, general and administrative expenses	10,851	20,281	27,018	40,536
Impairment of goodwill	19,226	—	19,226	—
Total operating expenses	40,390	32,287	69,199	64,837
Loss from operations	(37,422)	(26,545)	(56,708)	(68,030)
Other (income) expense:
Interest expense, net	6,874	3,442	13,246	9,830
Changes in fair value of warrants and conversion option	3,036	(5,899)	(18,660)	(37,640)
Other expense, net	1,921	954	2,789	2,285
Total other (income) expense, net	11,831	(1,503)	(2,625)	(25,525)
Net loss from continuing operations before income taxes	(49,253)	(25,042)	(54,083)	(42,505)
Income tax expense (benefit)	(138)	56	(123)	17
Net loss from continuing operations, net of income taxes	(49,115)	(25,098)	$(53,960)	$(42,522)
Net loss from discontinued operations, net of income taxes (refer to Note 4, Discontinued Operations)	(7,726)	(2,456)	(5,935)	(1,608)
Net loss attributable to common stockholders	$(56,841)	$(27,554)	$(59,895)	$(44,130)

Net loss per common share:
Basic and diluted net loss per common share from continuing operations	$(0.26)	$(0.14)	$(0.29)	$(0.24)
Basic and diluted net loss per common share from discontinued operations	$(0.04)	$(0.01)	$(0.03)	$(0.01)
Basic and diluted total net loss per common share	$(0.30)	$(0.15)	$(0.32)	$(0.25)
Weighted average shares outstanding:
Basic and diluted weighted average shares outstanding	187,725	185,530	187,421	173,189
See accompanying notes to the condensed consolidated financial statements (unaudited).

Benson Hill, Inc.
Condensed Consolidated Statements of Comprehensive Loss (Unaudited)
(In Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss attributable to common stockholders	$(56,841)	$(27,554)	$(59,895)	$(44,130)
Foreign currency:
Comprehensive income (loss)	—	20	—	(45)
	—	20	—	(45)
Marketable securities:
Comprehensive income (loss)	4,662	(4,393)	6,568	(8,159)
Adjustment for net income (loss) realized in net loss	(1,994)	1,022	(3,044)	2,229
	2,668	(3,371)	3,524	(5,930)
Total other comprehensive income (loss)	2,668	(3,351)	3,524	(5,975)
Total comprehensive loss	$(54,173)	$(30,905)	$(56,371)	$(50,105)
See accompanying notes to the condensed consolidated financial statements (unaudited).

Benson Hill, Inc.
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
(In Thousands, Except Per Share Data)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2022	206,668	$21	$609,450	$(408,474)	$(7,095)	$193,902
Stock option exercises, net	791	—	121	—	—	121
Stock-based compensation expense	—	—	2,814	—	—	2,814
Comprehensive income (loss)	—	—	—	(3,054)	856	(2,198)
Balance as of March 31, 2023	207,459	$21	$612,385	$(411,528)	$(6,239)	$194,639
Stock option exercises, net	8	—	19	—	—	19
Stock-based compensation expense	—	—	(3,882)	—	—	(3,882)
Comprehensive income (loss)	—	—	—	(56,841)	2,668	(54,173)
Balance as of June 30, 2023	207,467	$21	$608,522	$(468,369)	$(3,571)	$136,603

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2021	178,089	$18	$533,101	$(280,569)	$(1,103)	$251,447
Stock option exercises, net	830	—	636	—	—	636
Stock-based compensation expense	—	—	5,683	—	—	5,683
PIPE Investment, net of issuance cost of $3,456	26,150	3	54,925	—	—	54,928
Comprehensive loss	—	—	—	(16,576)	(2,624)	(19,200)
Balance as of March 31, 2022	205,069	$21	$594,345	$(297,145)	$(3,727)	$293,494
Stock option exercises, net	547	—	715	—	—	715
Stock-based compensation expense	—	—	5,676	—	—	5,676
Comprehensive loss	—	—	—	(27,554)	(3,351)	(30,905)
Balance as of June 30, 2022	205,616	$21	$600,736	$(324,699)	$(7,078)	$268,980
See accompanying notes to the condensed consolidated financial statements (unaudited).

Benson Hill, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In Thousands)

	Six Months Ended June 30,
	2023	2022
Operating activities
Net loss	$(59,895)	$(44,130)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,596	10,942
Stock-based compensation expense	(1,214)	11,359
Bad debt expense	(197)	445
Changes in fair value of warrants and conversion option	(18,660)	(37,640)
Accretion and amortization related to financing activities	4,318	5,875
Realized losses on sale of marketable securities	3,044	2,229
Impairment of goodwill	19,226	—
Other	2,593	3,521
Changes in operating assets and liabilities:
Accounts receivable	(1,614)	(5,469)
Inventories	31,072	9,117
Other assets and other liabilities	909	5,293
Accounts payable	(23,708)	(12,722)
Accrued expenses	(10,751)	(7,552)
Net cash used in operating activities	(44,281)	(58,732)
Investing activities
Purchases of marketable securities	(75,050)	(248,637)
Proceeds from maturities of marketable securities	41,759	9,549
Proceeds from sales of marketable securities	84,385	170,217
Purchase of property and equipment	(6,956)	(5,637)
Acquisition, net of cash acquired	—	(1,034)
Proceeds from divestiture of discontinued operations	1,928	—
Other	36	—
Net cash provided by (used in) investing activities	46,102	(75,542)
Financing activities
Contributions from PIPE Investment, net of transaction costs $3,761 in 2022	—	81,234
Repayments of long-term debt	(4,313)	(4,576)
Proceeds from issuance of long-term debt	—	24,078
Payments of debt issuance costs	(2,000)	(38)
Borrowing under revolving line of credit	—	12,491
Repayments under revolving line of credit	—	(11,783)
Payments of finance lease obligations	(1,595)	(629)
Proceeds from exercise of stock awards, net of withholding taxes	140	1,351
Net cash (used in)/provided by financing activities	(7,768)	102,128
Effect of exchange rate changes on cash	—	(45)
Net decrease in cash and cash equivalents	(5,947)	(32,191)
Cash, cash equivalents and restricted cash, beginning of period	43,321	78,963
Cash, cash equivalents and restricted cash, end of period	$37,374	$46,772

Supplemental disclosure of cash flow information
Cash paid for taxes	$2	$1
Cash paid for interest	$9,555	$5,900
Supplemental disclosure of non-cash activities
PIPE Investment issuance costs included in accrued expenses and other current liabilities	$—	$362
Purchases of property and equipment included in accounts payable and accrued expenses and other current liabilities	$333	$2,255
Financing leases commencing in the period	$—	$806
See accompanying notes to the condensed consolidated financial statements (unaudited).

Benson Hill, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
(In Thousands, Except Per Share Data)
1. Description of Business
Benson Hill, Inc. and subsidiaries (collectively, “Benson Hill”, the “Company”, “we”, “us”, or “our”) is a food technology company on a mission to lead the pace of innovation in food. We have a vision to build a healthier and happier world by unlocking the natural genetic diversity of plants with our leading technology platform, CropOS®. Starting with consumer demand, we leverage CropOS® and advanced breeding techniques to design food that’s better from the beginning: more nutritious, more flavorful, and more accessible, while enabling efficient production and delivering novel sustainability benefits to food and feed customers. We are headquartered in St. Louis, Missouri, where the majority of our research and development activities are managed. We operate a soy crushing and food-grade white flake and soy flour manufacturing operation in Creston, Iowa, a soy crushing facility in Seymour, Indiana, and we process dry peas in North Dakota, which we sell throughout North America.
Fresh Business Segment Divestiture
On December 29, 2022, the Company entered into a Stock Purchase Agreement (the “Stock Sale”) to sell J&J Produce, Inc. (“J&J”) and all of the outstanding equity securities of J&J’s subsidiaries for aggregate cash consideration of $3,000, subject to certain adjustments. J&J was the main component of the former Fresh segment. In connection with the Stock Purchase Agreement, on December 29, 2022, J&J entered into a Purchase and Sale Agreement, pursuant to which J&J sold certain real and personal property comprising an agricultural production and processing facility located in Vero Beach, Florida, for an aggregate purchase price of $18,000, subject to certain adjustments. Certain property was leased back to J&J pursuant to a separate agricultural and facility lease for a short period of time. On June 30, 2023, the Company closed the Stock Sale. The Company’s strategic shift to exit the Fresh segment met the criteria to be classified as businesses held for sale and to be presented as a discontinued operation. Refer to Note 4, Discontinued Operations for further details on the divestiture of the former Fresh segment.
Liquidity and Going Concern
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial reporting and Securities and Exchange Commission (“SEC”) regulations, assuming the Company will continue as a going concern.
For the three and six months ended June 30, 2023, the Company incurred a net loss from continuing operations of $49,115 and $53,960, respectively, and for the six months ended June 30, 2023, the Company had negative cash flows from operating activities of $44,281 and had capital expenditures of $6,956. As of June 30, 2023, the Company had cash and marketable securities of $94,396 and restricted cash of $19,840. Furthermore, as of June 30, 2023, the Company had an accumulated deficit of $468,369 and term debt and notes payable of $107,431, which are subject to repayment terms and covenants further described in Note 9, Debt. Specifically, scheduled principal payments on the Convertible Notes Payable are due starting in the third quarter of 2024. The Company has incurred significant losses since its inception, primarily to fund investment into technology and costs associated with early-stage commercialization of products.
These factors, coupled with expected debt repayments and capital expenditures indicated that, without further action, the Company’s forecasted cash flows would not be sufficient for the Company to meet its contractual commitments and obligations as they came due in the ordinary course of business for 12 months after the date the condensed consolidated financial statements are issued. Therefore, there is now substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued.
During the first quarter of 2023, the Company entered into an amendment to its existing Convertible Loan and Security Agreement, which among other things, extended the interest-only period by six months through the second quarter of 2024, and allowed the restricted cash to be counted towards the required minimum liquidity covenant calculation. In addition, the Company’s liquidity plans and operating budget include further actions that management believes are probable of being achieved in the 12 months after the date the condensed consolidated financial statements were issued. These actions include improving operating efficiencies by reducing certain operating costs and restructuring certain parts of the organization. In addition, the Company is considering additional actions to allow the Company to meet its obligations as they come due including exploring strategic options involving its Seymour, Indiana soy crush facility, supplementing cash needs by selling additional shares of its common stock, or securities convertible into common stock, to the public through its shelf registration

Benson Hill, Inc.
Notes to the Condensed Consolidated Financial Statements (continued)
(Unaudited)
(In Thousands, Except Per Share Data)
statement, or obtaining alternative equity financing, and potentially refinancing its current high-cost debt with a conventional, lower cost, lending facility of up to $100 million. There are no guarantees that the Company will achieve any of these plans, which involve risks and uncertainties.
For the three and six months ended June 2023, the Company recognized severance charges of $1,126 and $1,238, respectively, within selling, general and administrative expenses on the Condensed Consolidated Statement of Operations.
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
In addition, we intend to rely on the other exemptions and reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an emerging growth company, we intend to rely on such exemptions, we are not required to, among other things: (a) provide an auditor’s attestation report on our system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act; (b) provide all of the compensation disclosures that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act; (c) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis); and (d) disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation.
We will remain an emerging growth company under the JOBS Act until the earliest of (a) December 31, 2026, (b) the last date of our fiscal year in which we have total annual gross revenue of at least $1.235 billion, (c) the date on which we are deemed to be a “large accelerated filer” under the rules of the SEC with at least $700.0 million of outstanding securities held by non-

Benson Hill, Inc.
Notes to the Condensed Consolidated Financial Statements (continued)
(Unaudited)
(In Thousands, Except Per Share Data)

affiliates or (d) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the previous three years.
Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in its condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Significant management estimates include those with respect to allowance for doubtful accounts, reserves for inventory obsolescence, the recoverability of long-lived assets, intangibles and goodwill and the estimated value of our warrant liabilities and conversion option liabilities.
Cash, Cash Equivalents and Restricted Cash
We consider all short-term, highly liquid investments with maturities of 90 days or less at the acquisition date to be cash equivalents. Restricted cash primarily represents cash proceeds from the sale of certain assets pursuant to the covenants with a lender. Restricted cash is classified as non-current if the Company expects that the cash will remain restricted for a period greater than one year. Current restricted cash is included in the prepaid expenses and other current assets on the condensed consolidated balance sheets.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets, inclusive of $3,652 of cash and cash equivalents reported within current assets of discontinued operations as of June 30, 2023 to the amount shown in the condensed consolidated statements of cash flows. There was no restricted cash as of June 30, 2022.

June 30, 2023
Cash and cash equivalents	$17,534
Restricted cash, current	19,840
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$37,374
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
As of June 30, 2023, the Company identified an indicator of impairment and determined it was no longer more likely than not that the fair value of the Company’s sole reporting unit was in excess of the carrying value. As a result, a quantitative goodwill and separately identifiable intangible asset impairment assessment was performed as of June 30, 2023, and the Company recorded an impairment of the carrying value of goodwill of $19,226, which represented the entire goodwill balance prior to the impairment charge. The goodwill impairment charge had an immaterial impact on the provision for income taxes.
The Company performed an interim impairment analysis for the Ingredients reporting unit using a discounted cash flow model (a form of the income approach), utilizing Level 3 unobservable inputs. The Company’s estimates in this analysis included, but were not limited to, future cash flow projections, the weighted average cost of capital, the terminal growth rate, and the tax rate. The impairment charge reflects an ongoing assessment of current market conditions and potential strategic investments to continue commercializing its proprietary products and pursue other strategic investments in the industry.
For the quarter ended June 30, 2023, the Company determined there was no impairment of its intangible assets.

Benson Hill, Inc.
Notes to the Condensed Consolidated Financial Statements (continued)
(Unaudited)
(In Thousands, Except Per Share Data)

Stock Award Modifications
In June 2023, the Company announced that the former Chief Executive Officer (CEO) agreed to resign from the Company effective June 15, 2023, and entered into a consulting agreement to provide transition support through June 15, 2024. In connection with the separation, the Company modified the terms of its former CEO’s outstanding stock awards to (1) continue vesting over the consulting period through June 15, 2024 if continuous service is achieved with the Company; (2) extend the period during which the vested stock options may be exercised for a period of 90 days following the termination of consultancy, if continuous service is achieved with the Company; and (3) extend the period in which performance-based vesting conditions for restricted stock units may be achieved through June 15, 2024, if continuous service is achieved with the Company. As a result of the stock award modifications, the Company recorded a $6.2 million decrease to stock-based compensation expense for the three and six months ended June 30, 2023.
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
In August 2020, the FASB issued ASU 2020-06, Debt (“ASU 2020-06”). ASU 2020-06 reduces the number of accounting models for convertible debt instruments and convertible preferred stock. For convertible instruments with conversion features that are not required to be accounted for as derivatives under ASC 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital, the embedded conversion features no longer are separated from the host contract. ASU 2020-06 is effective for annual reporting periods beginning after December 15, 2023, and interim periods within those years, and early adoption is permitted. The Company is currently evaluating the impact ASU 2020-06 will have on its condensed consolidated financial statements.
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
4.Discontinued Operations
On December 29, 2022, the Company entered into a Stock Purchase Agreement (the “Stock Sale”) to sell J&J Produce, Inc. (“J&J”) and all of the outstanding equity securities of J&J’s subsidiaries for aggregate cash consideration of $3,000, subject to certain adjustments. In connection with the Stock Purchase Agreement, on December 29, 2022, J&J entered into a Purchase and Sale Agreement, pursuant to which J&J sold certain real and personal property comprising an agricultural production and processing facility located in Vero Beach, Florida, for an aggregate purchase price of $18,000, subject to certain adjustments. Certain property was leased back to J&J pursuant to a separate agricultural and facility lease for a short period of time. On June 30, 2023, the Company closed the Stock Sale. Upon closing, certain immaterial assets and liabilities of J&J were reclassified from held for sale to held and used as of June 30, 2023. No adjustment to the carrying value of those assets and liabilities was required based on a current reassessment of the fair value of those assets and liabilities.
J&J was the main component of the Company’s former Fresh segment. The Company’s strategic shift to exit the Fresh segment met the criteria to be classified as businesses held for sale and presented as a discontinued operation. Accordingly, the Company reclassified the results of operations of the Fresh segment to discontinued operations in its condensed consolidated statements

Benson Hill, Inc.
Notes to the Condensed Consolidated Financial Statements (continued)
(Unaudited)
(In Thousands, Except Per Share Data)

of operations for all periods presented. The carrying amounts of the assets and liabilities of the discontinued operations were as follows:

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$3,652	$356
Accounts receivable, net	254	9,808
Inventories, net	—	11,633
Prepaid expenses and other current assets	320	1,710
Total assets from discontinued operations	$4,226	$23,507

Liabilities
Current liabilities:
Accounts payable	$2,083	$9,743
Current lease liability	—	1,890
Current maturities of long-term debt	—	3,194
Accrued expenses and other liabilities	1,948	1,614
Total liabilities from discontinued operations	$4,031	$16,441
As of December 31, 2022, the fair value of the debt included in the liabilities from discontinued operations was $3,305. Fair values are based upon valuation models using market information, which fall into Level 3 in the fair value hierarchy. The Company capitalized no interest costs into property and equipment for the three and six months ended June 30, 2023. The Company capitalized interest costs of $383 and $780, respectively, into property and equipment for the three and six months ended June 30, 2022.
The operating results of the discontinued operations, net of tax, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues	$9,902	$17,116	$32,237	$43,435
Cost of sales	15,398	17,282	34,131	39,888
Gross profit	(5,496)	(166)	(1,894)	3,547
Operating expenses:
Research and development	—	11	—	22
Selling, general and administrative expenses	1,883	2,213	3,337	5,082
Total operating expenses	1,883	2,224	3,337	5,104
Interest expense	7	82	14	82
Other expense (income), net	340	(16)	690	(31)
Net loss from discontinued operations, before income taxes	(7,726)	(2,456)	(5,935)	(1,608)
Net loss from discontinued operations, net of income taxes	$(7,726)	$(2,456)	$(5,935)	$(1,608)

Benson Hill, Inc.
Notes to the Condensed Consolidated Financial Statements (continued)
(Unaudited)
(In Thousands, Except Per Share Data)

Depreciation, amortization and significant operating and investing items in the condensed consolidated statements of cash flows for the discontinued operations are as follows:

	Six Months Ended June 30,
	2023	2022
Operating activities
Depreciation and amortization	$—	$1,002
Bad debt expense	53	—
Net loss on divestiture	172	—
Investing activities
Payments for acquisitions of property and equipment	—	(3,129)
Net proceeds from divestiture	1,928	—
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
Our financial instruments consist of cash and cash equivalents, restricted cash, marketable securities, accounts receivable, commodity derivatives, commodity contracts, accounts payable, accrued liabilities, warrant liabilities, conversion option liabilities, and notes payable. As of June 30, 2023 and December 31, 2022, we had cash and cash equivalents of $13,882 and $25,053, respectively, which includes money market funds with maturities of less than three months. As of June 30, 2023 and December 31, 2022, we had restricted cash of $19,840 and $17,912. At June 30, 2023 and December 31, 2022, the carrying values of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued liabilities approximated fair value due to their short maturities.
The following tables provide the financial instruments measured at fair value on a recurring basis based on the fair value hierarchy:

	June 30, 2023
	Level 1	Level 2	Level 3	Total
Assets
U.S. treasury securities	$20,259	$—	$—	$20,259
Corporate bonds	$—	$45,934	$—	$45,934
Preferred stock	—	14,321	—	14,321
Marketable securities	$20,259	$60,255	$—	$80,514
Liabilities
Warrant liabilities	$3,409	$—	$8,323	$11,732
Conversion option liabilities	—	—	1,983	1,983
Total liabilities	$3,409	$—	$10,306	$13,715

Benson Hill, Inc.
Notes to the Condensed Consolidated Financial Statements (continued)
(Unaudited)
(In Thousands, Except Per Share Data)

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
U.S. treasury securities	$1,059	$—	$—	$1,059
Corporate bonds	—	116,616	—	116,616
Preferred stock	—	14,446	—	14,446
Marketable securities	$1,059	$131,062	$—	$132,121
Liabilities
Warrant liabilities	$5,469	$—	$18,816	$24,285
Conversion option liabilities	—	—	8,091	8,091
Total liabilities	$5,469	$—	$26,907	$32,376
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
The warrant liabilities consist of PIPE Investment Warrants, Convertible Notes Payable Warrants, Notes Payable Warrants, Private Placement Warrants, and Public Warrants. History, fair value hierarchy, valuation techniques and inputs of those warrants are more fully described in Note 5, Fair Value Measurements and Note 15, Warrant Liabilities, to the Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2022. Pursuant to the Third Amendment to the Convertible Loan and Security Agreement, the exercise price of the Convertible Notes Payable Warrants (the “Conversion Price”) is the lowest of (i) $2.47; (ii) the 5-day VWAP determined as of March 10, 2023, where “5-day VWAP” means the volume-weighted average price of the Company’s Common Stock, determined for the five consecutive trading days ending on the last trading day immediately preceding the applicable date; and (iii) the effective price per share of any bona fide equity offering prior to March 10, 2024. As such, these warrant liabilities are now valued based on a Monte Carlo simulation that values the warrants using a probability weighted discounted cash flow model, which are considered Level 3 liabilities, whereas previously they were valued based on Black-Scholes option pricing model.

Benson Hill, Inc.
Notes to the Condensed Consolidated Financial Statements (continued)
(Unaudited)
(In Thousands, Except Per Share Data)

The significant inputs to the valuation of Level 3 warrants and conversion option liabilities as of June 30, 2023 were as follows:

	PIPE Investment Warrants	Private Placement Warrants	Convertible Notes Payable Warrants	Conversion Option Liabilities
Exercise Price	$3.90	$11.50	$2.27	$2.47
Stock Price	$1.30	$1.30	$1.30	$1.30
Volatility	96.1%	105.0%	97.5%	74.9%
Remaining term in years	3.74	3.25	3.50	1.50
Risk-free rate	4.4%	4.5%	4.4%	5.1%
Dividend yield	—%	—%	—%	—%
The significant inputs to the valuation of Level 3 warrants and conversion option liabilities as of December 31, 2022 were as follows:

	PIPE Investment Warrants	Private Placement Warrants	Convertible Notes Payable Warrants	Conversion Option Liabilities
Exercise Price	$3.90	$11.50	$2.47	$2.47
Stock Price	$2.55	$2.55	$2.55	$2.55
Volatility	90.4%	84.0%	89.0%	64.7%
Remaining term in years	4.24	3.75	4.00	2.00
Risk-free rate	4.0%	4.1%	4.1%	4.4%
Dividend yield	—%	—%	—%	—%
The following table summarizes the changes in the warrants and conversion option liabilities categorized as Level 3 for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Balance, beginning of period	$8,471	$26,907
Changes in estimated fair value	1,835	(16,601)
Ending balance, June 30, 2023	$10,306	$10,306

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Balance, beginning of period	$45,169	$42,457
Changes in estimated fair value	(6,101)	(29,993)
Issuance of PIPE Investment warrants	—	26,604
Ending balance, June 30, 2022	$39,068	$39,068
Fair Value of Long-Term Debt
As of June 30, 2023 and December 31, 2022, the fair value of the Company’s debt, including amounts classified as current, was $103,712 and $103,814, respectively. Fair values are based upon valuation models using market information, which fall into Level 3 in the fair value hierarchy.
6. Investments in Available-for-Sale Securities
The Company has invested in marketable debt securities, primarily investment-grade corporate bonds, preferred stock, and highly liquid U.S Treasury securities, which are held in the custody of a major financial institution. These securities are

Benson Hill, Inc.
Notes to the Condensed Consolidated Financial Statements (continued)
(Unaudited)
(In Thousands, Except Per Share Data)
classified as available-for-sale and, accordingly, the unrealized gains and losses are recorded through other comprehensive income and loss.
Marketable securities classified as available-for-sale securities are summarized below:

	June 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury securities	$20,939	$—	$(27)	$20,912
Corporate bonds	47,818	1	(2,408)	45,411
Preferred stock	15,144	18	(971)	14,191
Total Investments	$83,901	$19	$(3,406)	$80,514

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury securities	$1,059	$—	$—	$1,059
Corporate bonds	122,257	—	(5,641)	116,616
Preferred stock	15,454	—	(1,008)	14,446
Total Investments	$138,770	$—	$(6,649)	$132,121
The aggregate fair value of investments with unrealized losses that had been owned for less than a year was $36,318 and $66,296 as of June 30, 2023 and December 31, 2022, respectively. The aggregate fair value of investments with unrealized losses that had been owned for more than one year was $36,679 and $64,723 as of June 30, 2023 and December 31, 2022, respectively.
Available-for-sale investments outstanding as of June 30, 2023, classified as marketable securities in the condensed consolidated balance sheets, have maturity dates ranging from the third quarter of 2023 through the fourth quarter of 2026. The fair value of marketable securities as of June 30, 2023 with maturities within one year and one to five years is $50,353 and $30,161, respectively. The Company classifies available-for-sale investments as current based on the nature of the investments and their availability to provide cash for use in current operations, if needed.
7. Derivatives
Corporate Risk Management Activities
The Company uses exchange-traded futures to manage price risk of fluctuating Chicago Board of Trade prices related to forecasted purchases and sales of soybeans and soybean related products in the normal course of business. These risk management activities are actively monitored for compliance with the Company’s risk management policies.
As of June 30, 2023, the Company held financial futures related to a portion of its forecasted purchases of soybeans for an aggregate notional volume of 6,360 bushels of soybeans; 5,305 bushels of the aggregate notional volume will settle in 2023 with the remaining 1,055 bushels settling in 2024. As of June 30, 2023, the Company held financial futures related to a portion of its forecasted sales of soybean oil for an aggregate notional volume of 637 pounds of soybean oil; all of which will settle in 2023. As of June 30, 2023, the Company held financial futures related to a portion of its forecasted sales of soybean meal for an aggregate notional volume of 91 tons of soybean meal, all of which will settle in 2023.
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

Benson Hill, Inc.
Notes to the Condensed Consolidated Financial Statements (continued)
(Unaudited)
(In Thousands, Except Per Share Data)
and therefore are cash-settled on a daily basis, the fair value approximates zero. The Company’s derivative contracts were as follows:

	June 30, 2023		December 31, 2022
	Asset Derivative	Liability Derivative	Asset Derivative	Liability Derivative
Soybeans	$1,451	$2,612	$1,112	$1,925
Soybean oil	1,104	2,318	533	73
Soybean meal	1,429	—	400	2,414
Effect of daily cash settlement	(3,984)	(4,930)	(2,045)	(4,412)
Net derivatives as classified in the balance sheet	$—	$—	$—	$—
The Company had a current asset representing excess cash collateral posted to a margin account of $757 and $2,714 as of June 30, 2023 and December 31, 2022, respectively. These amounts are not included with the derivatives presented in the table above and are included in prepaid expenses and other current assets in the condensed consolidated balance sheets.
Currently, the Company does not seek cash flow hedge accounting treatment for its derivative financial instruments and thus changes in fair value are reflected in current earnings.
The tables below show the amounts of pre-tax gains and losses related to the Company’s derivatives:

	Three Months Ended June 30, 2023			Three Months Ended June 30, 2022
	Gain (loss) realized on derivatives	Unrealized gain (loss) on derivatives	Total gain (loss) recognized in income	Gain (loss) realized on derivatives	Unrealized gain (loss) on derivatives	Total gain (loss) recognized in income
Soybeans	$(1,410)	$479	$(931)	$(1,278)	$1,605	$327
Soybean oil	2,093	(1,674)	419	(2,447)	1,672	(775)
Soybean meal	3,259	18	3,277	(299)	1,602	1,303
Total	$3,942	$(1,177)	$2,765	$(4,024)	$4,879	$855

	Six Months Ended June 30, 2023			Six Months Ended June 30, 2022
	Gain (loss) realized on derivatives	Unrealized gain (loss) on derivatives	Total gain (loss) recognized in income	Gain (loss) realized on derivatives	Unrealized gain (loss) on derivatives	Total gain (loss) recognized in income
Soybeans	$(1,247)	$(348)	$(1,595)	$(6,231)	$1,211	$(5,020)
Soybean oil	2,500	(1,675)	825	(7,405)	207	(7,198)
Soybean meal	(74)	3,444	3,370	(245)	772	527
Total	$1,179	$1,421	$2,600	$(13,881)	$2,190	$(11,691)
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

Benson Hill, Inc.
Notes to the Condensed Consolidated Financial Statements (continued)
(Unaudited)
(In Thousands, Except Per Share Data)
8. Inventories, Net
Inventories, net consist of the following:

	June 30, 2023	December 31, 2022
Raw materials and supplies	$21,510	$37,483
Work-in-process	7,230	4,977
Finished goods	13,930	19,650
Total inventories	$42,670	$62,110
Work-in-process inventory consists of seed provided to contracted seed producers and growers with which we hold a purchase option for, or are required to purchase the future harvested seeds or grains. It also includes crops under production which represent the direct costs of land preparation, seed, planting, growing, and maintenance.
9. Debt

	June 30, 2023	December 31, 2022
DDB Term loan, due April 2025	$6,825	$7,393
DDB Equipment loan, due July 2024	875	1,225
Convertible Notes Payable, due January 2025	112,700	110,700
Equipment Financing, due March 2025	681	873
Notes payable, varying maturities through June 2026	71	81
Less: unamortized debt discount and debt issuance costs	(13,721)	(14,039)
	107,431	106,233
Less: current maturities of long-term debt	(2,246)	(2,242)
Long-term debt	$105,185	$103,991
Term Loan, Equipment Loan and Revolver
In April 2019, our wholly-owned subsidiary, Dakota Dry Bean, Inc. (“DDB”) entered into a Credit Agreement comprised of a $14,000 aggregate principal amount of floating rate, five-year term loan (“DDB Term Loan”), a $3,500 floating rate, five-year loan to be used for facility expansion (“DDB Equipment Loan”), and a $6,000 floating rate revolving credit facility (“DDB Revolver”), which is renewed annually (together the “Credit Agreement”). In the fourth quarter of 2022, the DDB Revolver maturity date was extended to November 2023. In the second quarter of 2023, the DDB Term Loan maturity date was extended to April 2025. As of June 30, 2023, the interest rate is U.S. prime rate plus 0.75% on the DDB Term Loan and DDB Equipment Loan, and U.S. prime rate plus 0.25% on the DDB Revolver.
The Credit Agreement is secured by substantially all of DDB’s real and personal property and is guaranteed, in part, by Benson Hill, Inc., DDB’s parent company, to a maximum of $7,000. The DDB Term Loan is payable in equal quarterly installments of $284 plus interest with the remaining balance of $4,834 due in April 2025. The DDB Equipment Loan is payable in equal quarterly installments of $175 plus interest through July 2024.
Under the Credit Agreement, DDB and the Company must comply with certain financial covenants based on DDB’s operations, including a minimum working capital covenant, a minimum net worth covenant, a funded debt to EBITDA ratio covenant, and a fixed charge coverage ratio covenant.
Benson Hill, Inc., as guarantor, must also comply with a minimum cash covenant. The Credit Agreement also contains various restrictions on the Company’s activities, including restrictions on indebtedness, liens, investments, distributions, acquisitions and dispositions, control changes, transactions with affiliates, establishment of bank and brokerage accounts, sale-leaseback transactions, margin stocks, hazardous substances, hedging, and management agreements. During the second quarter of 2023, the Company was in compliance with the financial covenants under the Credit Agreement.

Benson Hill, Inc.
Notes to the Condensed Consolidated Financial Statements (continued)
(Unaudited)
(In Thousands, Except Per Share Data)
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
In June 2022, the Company amended the Convertible Loan and Security Agreement, which changed the definition of gross margin, and modified the Conversion Price and the Exercise Price. The change to the definition of gross margin removed the impact of derivative hedging gains or losses related to future periods and resulted in the Company’s achievement of the milestones required to draw on the second tranche. The Company drew on the full $20,000 available under the second tranche upon entering into this amendment.
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
As of June 30, 2023, the lender has not yet exercised their conversion option for any portion of the outstanding principal. The fair value of the conversion option, estimated at $8,783 at issuance, was recorded as a debt discount, which is amortized over the life of the term notes using the effective interest method and recorded as interest expense.
Under the terms of the Convertible Loan and Security Agreement, the Company must comply with certain affirmative, negative, and financial covenants. These covenants are primarily restrictions on the Company’s activities, including restrictions

Benson Hill, Inc.
Notes to the Condensed Consolidated Financial Statements (continued)
(Unaudited)
(In Thousands, Except Per Share Data)
on indebtedness, liens, dividends, and significant business changes. The Company is required to maintain, at all times, a minimum liquidity equal to or greater than four months. The Company was in compliance with the financial covenants under the Convertible Loan and Security Agreement during the six months ended June 30, 2023.
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
10. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

	June 30, 2023	December 31, 2022
Payroll and employee benefits	$7,156	$12,306
Insurance premiums	951	4,687
Professional services	1,034	2,842
Research and development	537	924
Inventory	393	530
Interest	129	167
Contract liability	8,305	9,965
Other	3,719	2,014
	$22,224	$33,435
11. Income Taxes
The Company’s effective tax rate was 0% for the three and six months ended June 30, 2023, and 2022. The 2023 and 2022 effective tax rates differed from the statutory rate of 21% primarily due to the fact that the Company recorded no income tax benefit on the Company’s pretax losses as the Company recorded a full valuation allowance globally. The tax benefit recorded in 2023 relates primarily to the reversal of deferred tax liabilities due to the impairment of goodwill.
12. Comprehensive Income
The Company’s other comprehensive income (loss) (“OCI”) consists of unrealized gains and losses on marketable debt securities classified as available for sale and foreign currency translation adjustments from its subsidiaries in Brazil and Canada.
The following table shows changes in accumulated other comprehensive income (“AOCI”) by component for the three and six months ended June 30, 2023 and 2022:

Benson Hill, Inc.
Notes to the Condensed Consolidated Financial Statements (continued)
(Unaudited)
(In Thousands, Except Per Share Data)

	Cumulative Foreign Currency Translation	Unrealized Gains/(Losses) on Marketable Securities	Total
Balance as of March 31, 2023	$(385)	$(5,854)	$(6,239)
Other comprehensive income before reclassifications	—	4,662	4,662
Amounts reclassified from AOCI	—	(1,994)	(1,994)
Other comprehensive income	—	2,668	2,668
Balance at June 30, 2023	$(385)	$(3,186)	$(3,571)

Balance at December 31, 2022	$(385)	$(6,710)	$(7,095)
Other comprehensive income before reclassifications	—	6,568	6,568
Amounts reclassified from AOCI	—	(3,044)	(3,044)
Other comprehensive income	—	3,524	3,524
Balance at June 30, 2023	$(385)	$(3,186)	$(3,571)

Balance as of March 31, 2022	$(441)	$(3,286)	$(3,727)
Other comprehensive income (loss) before reclassifications	20	(4,393)	(4,373)
Amounts reclassified from AOCI	—	1,022	1,022
Other comprehensive income (loss)	20	(3,371)	(3,351)
Balance at June 30, 2022	$(421)	$(6,657)	$(7,078)

Balance at December 31, 2021	$(376)	$(727)	$(1,103)
Other comprehensive loss before reclassifications	(45)	(8,159)	(8,204)
Amounts reclassified from AOCI	—	2,229	2,229
Other comprehensive loss	(45)	(5,930)	(5,975)
Balance at June 30, 2022	$(421)	$(6,657)	$(7,078)
Amounts reclassified from AOCI were reported within “Other (income) expense, net” on the condensed consolidated statements of operations. The Company’s accounting policy is to release the income tax effects (if applicable) from AOCI when the individual units of account are sold.
13. Loss Per Common Share
The Company computes basic net income (loss) per common share using the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is computed using the weighted average number of common shares and the effect of potentially dilutive securities outstanding during the period. Potentially dilutive securities may consist of warrants, stock options and restricted stock units. The dilutive effect of outstanding warrants, stock options and restricted stock units are reflected in diluted earnings per share by application of the treasury stock method. The weighted average share impact of warrants, stock options and restricted stock units that were excluded from the calculation of diluted shares outstanding due to the Company incurring a net loss for the three and six months ended June 30, 2023 and 2022 were as follows:

Benson Hill, Inc.
Notes to the Condensed Consolidated Financial Statements (continued)
(Unaudited)
(In Thousands, Except Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Anti-dilutive common share equivalents:
Warrants	—	—	—	83
Stock options	674	3,813	1,149	4,266
Restricted stock units	9,001	5,285	7,970	4,102
Total anti-dilutive common share equivalents	9,675	9,098	9,119	8,451
The following table sets forth the computation for basic and diluted net loss from continuing operations per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net loss from continuing operations	$(49,115)	$(25,098)	$(53,960)	$(42,522)
Denominator:
Weighted average common shares outstanding, basic and diluted	187,725	185,530	187,421	173,189
Net loss from continuing operations per common share, basic and diluted	$(0.26)	$(0.14)	$(0.29)	$(0.24)
14. Commitments and Contingencies
Litigation
The Company accrues for cost related to contingencies when a loss is probable, and the amount is reasonably determinable. Disclosure of contingencies is included in the condensed consolidated financial statements when it is at least reasonably possible that a material loss or an additional material loss in excess of amounts already accrued may be incurred. For all litigation matters, the accruals were immaterial as of June 30, 2023 and December 31, 2022.
Other Commitments
As of June 30, 2023, the Company has committed to purchase from seed producers and growers at dates throughout 2023 and 2024 at fixed prices aggregating to $55,954 based on commodity futures or market prices, other payments to growers, and estimated yields per acre, of which $37,964 are due within one year. In addition to the obligations for which the price is fixed or determinable, the Company has committed to purchase from seed producers and growers 576 bushels throughout 2023 and 2024 for which the pricing is currently variable. These amounts are not recorded in the condensed consolidated financial statements because the Company has not taken delivery of the grain or seed as of June 30, 2023 and due to the fact that the grain or seed are subject to specified quality standards prior to delivery.
15. Segment Information
In December 2022, the Company divested its Fresh segment and reclassified the related financial information to discontinued operations for all periods presented. As the Company divested its Fresh segment, the Company re-evaluated its operating and reportable segments and concluded that it operates under one operating segment and one reportable segment, Ingredients, as its chief operating decision maker (“CODM”) reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources and evaluating financial performance. The Company’s current business delivers healthy food ingredients derived from soybean seeds, meal and oil and processed yellow peas. Although the CODM assesses performance and allocates resources on a consolidated basis, the Company has relevant product level revenue disaggregation. Specifically, the Company’s revenue can be disaggregated into the following product categories: Proprietary and Non-Proprietary. Proprietary revenue is defined as any sale of a proprietary bean, byproduct from crushing a proprietary bean, or a blend of proprietary byproducts with commodity grade byproducts. Non-Proprietary revenue is all other revenue

Benson Hill, Inc.
Notes to the Condensed Consolidated Financial Statements (continued)
(Unaudited)
(In Thousands, Except Per Share Data)
from non-Proprietary sources. Revenues and operating results for the three and six months ended June 30, 2023 and 2022 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues
Domestic	$103,529	$91,230	$209,550	$155,704
International	5,509	2,401	34,131	4,053
Total Revenues	$109,038	$93,631	$243,681	$159,757

Point in time	$108,743	$93,544	$240,844	$159,618
Over time	295	87	2,837	139
Total Revenues	$109,038	$93,631	$243,681	$159,757

Proprietary	$18,601	$12,172	$43,924	$26,262
Non-Proprietary	90,437	81,459	199,757	133,495
Total Revenues	$109,038	$93,631	$243,681	$159,757
The CODM uses Adjusted EBITDA to review and assess the operating performance of the Company. The Company defines Adjusted EBITDA as net loss from continuing operations excluding income taxes, interest, depreciation, amortization, stock-based compensation, changes in fair value of warrants and conversion option, goodwill and long-lived asset impairment, restructuring-related costs (including severance costs) and the impact of significant non-recurring items. Adjustments to reconcile net loss from continuing operations to Adjusted EBITDA for the three and six months ended June 30, 2023 and 2022 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss from continuing operations	$(49,115)	$(25,098)	$(53,960)	$(42,522)
Interest expense, net	6,874	3,442	13,246	9,830
Income tax expense (benefit)	(138)	56	(123)	17
Depreciation and amortization	5,333	5,048	10,596	9,940
Stock-based compensation	(4,073)	5,676	(1,259)	11,359
Changes in fair value of warrants and conversion option	3,036	(5,899)	(18,660)	(37,640)
Impairment of goodwill	19,226	—	19,226	—
Severance	1,126	124	1,238	289
Other	1,642	2,649	2,874	3,584
Total Adjusted EBITDA	$(16,089)	$(14,002)	$(26,822)	$(45,143)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless otherwise indicated or the context otherwise requires, references in this section to “we,” “us,” “our” and other similar terms refer to Benson Hill, Inc. and its consolidated subsidiaries.
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
Generally, statements that are not historical facts, including statements concerning possible or assumed future actions, business strategies, events or results of operations, are forward-looking statements. These statements may be preceded by, followed by or include the words “believe,” “estimate,” “expect,” “intend,” “project,” “forecast,” “may,” “will,” “should,” “could,” “would,” “seek,” “plan,” “scheduled,” “anticipate,” “intend,” or similar expressions, as well as the negative of such statements. Forward-looking statements contained in this report include, but are not limited to, statements about our ability to:
•complete the actions associated with, and achieve the anticipated benefits of, the execution of the Liquidity Improvement Plan and other cost-saving measures in a timely manner, or at all;
•refinance our current high-cost debt with a conventional lending facility;
•continue as a going concern;
•obtain from the issuance of equity and/or non-dilutive sources the amount of incremental proceeds we believe may be needed to achieve our financial objectives;
•our ability to identify and evaluate our strategic alternatives and effect potential strategic opportunities in ways that maximize shareholder value;
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
•effectively execute our executive leadership transition, including, among others, by maintaining key employee, customer, partner and supplier relationships;
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
Forward-looking statements represent our estimates and assumptions only as of the date of this report. You should understand that the following important factors, in addition to those discussed under the heading “Risk Factors” in Part I, Item 1A of our

Annual Report on Form 10-K for the year ended December 31, 2022 and in Part II, Item 1Aof this report, as well as elsewhere in this report, could affect our future results, and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements in this report:
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
These and other factors that could cause actual results to differ from those implied by the forward-looking statements in this report are more fully described under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022 and in Part II, Item 1Aof this report, as well as elsewhere in this report. Other sections of this report describe additional factors that could adversely affect our business, financial condition or results of operations. New risk factors emerge from time to time and it is not possible to predict all such risk factors, nor can we assess the impact of all such risk factors on our business, or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Except as otherwise required by law, we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained in this report to reflect any change in our expectations or any change in events, conditions or circumstances on which any of our forward-looking statements are based. We qualify all of our forward-looking statements by these cautionary statements.
Overview
Benson Hill is a food technology company on a mission to lead the pace of innovation in food. We have a vision to build a healthier and happier world by unlocking the natural genetic diversity of plants with the leading technology platform, CropOS®. Starting with consumer demand, we leverage CropOS® and advanced breeding techniques to design food that’s better from the beginning: more nutritious, more flavorful, and more accessible while enabling efficient production and delivering novel sustainability benefits to food and feed customers. We are headquartered in St. Louis, Missouri, where most of our research and development activities are managed. We operate a soy-crushing and food-grade white flake and soy flour manufacturing operation in Creston, Iowa, a soy crushing facility in Seymour, Indiana, and we process dry peas in North Dakota, which we sell throughout North America.
We have an integrated go-to-market approach, leveraging the existing parts of the supply chain to create a feedback loop between consumers, farmers, and our seed innovations that has been lacking across the siloed agri-food value chain. We are working on designing products with the consumer in mind, contract with farmers to grow and buy back the harvest, preserve the product identity through manufacturing and ultimately sell ingredients and oil products directly and indirectly to food companies, retailers, and others. We believe this integration and control of the product throughout the entire supply chain will enable us to link data to outcomes in our CropOS® platform to fuel the next generation of products. Additionally, we believe this product information linkage will work to optimize environmental and social impacts, as well as traceability throughout the supply chain.
Our commitment to environmental and social issues impacting our planet and our purpose-driven culture are fundamental to our ability to achieve our mission. Environmental, Social and Governance (“ESG”) principles help guide our thinking and approach throughout the development and commercialization of our products, and our innovative culture is rooted in our Core Values of Be Bold, Be Inspired, and Be Real. We believe our leading technology platform, vertically integrated go-to-market strategy, and purpose-driven culture will help bridge the divide between evolving consumer preferences and quality traits already present within the genetic diversity of plants. We see nature as our partner; technology as our enabler; and innovators like our company, like-minded stakeholders, stockholders and partners as the catalysts to activate the change needed.
We partner with farmers, ingredient companies, and plant-based food and feed customers to commercialize our proprietary innovations in soybean, and in the near future yellow pea, for broad market applications in human food ingredients, edible oils, pet food, and aquafeed. In particular, our Ultra-High Protein (“UHP”) soy-based ingredients have the potential to eliminate costly water- and energy-intensive ingredient processing steps associated with producing soy protein concentrate (“SPC”) products for the food and feed markets, which can alleviate supply constraints in North America and elsewhere. Our proprietary portfolio includes soy flake, soy grits, soy meal and soy flour for established food markets such as snacks, baked goods, and meat extensions, and a functional alternative to traditional SPC for plant-based protein alternatives to meat, dairy, and other emerging categories.

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
We have commenced the actions associated with our Liquidity Improvement Plan, and expect the execution of the Liquidity Improvement Plan to be substantially complete by December 31, 2023. The Liquidity Improvement Plan is expected to include improving operating efficiencies by reducing certain operating costs, restructuring certain parts of our organization, and reducing our working capital requirements. The Company estimates that it will incur approximately $3.6 million in one-time expenses in connection with the Liquidity Improvement Plan. Included in this amount are approximately $2.5 million in costs attributable to the Company’s exploration and possible execution of strategic options for its Seymour, Indiana facility, and approximately $1.1 million of expenses the Company expects to incur relating to employee severance and benefits costs. In the second quarter of 2023, the Company incurred charges of $1.1 million in selling, general and administrative expense associated with the Liquidity Improvement Plan.
COVID-19
In response to the COVID-19 pandemic, we modified our business practices and implemented proactive measures to protect the health and safety of employees, including limiting employee travel, requiring, at times, remote work arrangements for non-laboratory employees, implementing social distancing, and enhanced sanitary measures in our headquarters, and cancelling attendance at events and conferences. Many of the suppliers, vendors, and service providers on whom we rely made similar modifications. While COVID-19 pandemic conditions in the United States have improved for the six months ended June 30, 2023, there is continued uncertainty about its impact on the U.S. economy and our ongoing business. A resurgence of the virus could cause macroeconomic conditions to deteriorate and increase business disruptions. We will continue to monitor COVID-19 pandemic and its impacts on our business, financial condition, and results of operations. To date, with the exception of modifying our physical business practices, including decreased travel, and delays in the receipt of certain laboratory supplies and the performance of related services, we have not experienced a material impact on business operations from the effects of COVID-19.
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
Divestiture of J&J Produce, Inc.
On December 29, 2022, we entered into the stock Purchase Agreement to sell J&J Produce, Inc. and all of the outstanding equity securities of J&J’s subsidiaries for aggregate cash consideration of $3,000, subject to certain adjustments (the “Stock Sale”). On June 30, 2023, we closed the Stock Sale. For more information, please see Note 4, Discontinued Operations to the accompanying condensed consolidated financial statements included in Part I, Item 1 of this report, which is hereby incorporated by reference herein.
Collaboration Agreement with ADM
On August 5, 2022, we entered into an exclusive collaboration and marketing rights agreement (the “Collaboration Agreement”) with Archer-Daniels-Midland Company (“ADM”) to commercialize certain high-protein soy ingredients for the human food and nutrition market in North America based on certain of our proprietary commercial soybean seed genetics

(“Proprietary Soy Genetics”). Pursuant to the terms of the Collaboration Agreement, we have agreed to collaborate with ADM to engage soybean growers in certain parts of the United States to source production and supply of grain grown from Proprietary Soy Genetics (“Proprietary Soy Grain”) for processing by ADM into soy protein ingredients. We received an upfront cash payment and expect to receive annual technology access fees and value-sharing payments on all soy protein ingredients sold by ADM that are processed from the Proprietary Soy Grain supplied by us. We are eligible to receive milestone payments upon the achievement of certain objectives. Unless earlier terminated, the Collaboration Agreement will remain in effect until December 31, 2027, or until December 31, 2030 if extended pursuant to its terms. See Item 1.01 of the Company’s Current Report on Form 8-K filed with the SEC on August 8, 2022, for additional information.
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
Results of Continuing Operations
Comparison of the Three Months Ended June 30, 2023 and 2022
The following table shows the amounts from our condensed consolidated statements of operations, with the corresponding percentage change from the comparative prior year period:

	Three Months Ended June 30,
(USD in Thousands)	2023	2022	Change	% Change
Revenues	$109,038	$93,631	$15,407	16%
Cost of sales	106,070	87,889	18,181	21%
Gross profit (loss)	2,968	5,742	(2,774)	(48)%
Operating expenses:
Research and development	10,313	12,006	(1,693)	(14)%
Selling, general and administrative expenses	10,851	20,281	(9,430)	(46)%
Impairment of goodwill	19,226	—	19,226	100%
Total operating expenses	40,390	32,287	8,103	25%
Loss from operations	(37,422)	(26,545)	(10,877)	41%
Other (income) expense:
Interest expense, net	6,874	3,442	3,432	100%
Changes in fair value of warrants and conversion option	3,036	(5,899)	8,935	(151)%
Other expense, net	1,921	954	967	101%
Total other (income) expense, net	11,831	(1,503)	13,334	(887)%
Net loss from continuing operations before income taxes	(49,253)	(25,042)	(24,211)	97%
Income tax expense (benefit)	(138)	56	(194)	(346)%
Net loss from continuing operations, net of income taxes	$(49,115)	$(25,098)	$(24,017)	96%
The following table shows the Company’s revenue disaggregated into Proprietary and Non-Proprietary product categories, with the corresponding percentage change from the comparative prior year period:

	Three Months Ended June 30,
(USD in Thousands)	2023	2022	Change	% Change
Proprietary	$18,601	$12,172	$6,429	53%
Non-Proprietary	90,437	81,459	8,978	11%
Total Revenues	$109,038	$93,631	$15,407	16%

Revenues
Revenue for the three months ended June 30, 2023 was $109.0 million, an increase of $15.4 million or 16%, as compared to the same period in 2022. Included within revenue are the results of exchange-traded futures used to manage the risk of fluctuating Chicago Board of Trade prices related to forecasted ingredient sales entered into in the normal course of business. These economic hedges resulted in gains of $3.7 million for the three months ended June 30, 2023. For the three months ended June 30, 2022, revenues included gains of $0.5 million associated with hedging activities. After accounting for all hedging activity, the year-over-year revenue increase was primarily driven by operational performance improvement, along with a continuation of favorable commodity pricing in the quarter for non-proprietary soybean ingredients and crude oil products, as well as demand for yellow pea ingredients. Revenue performance also benefited from increased shipments of proprietary non-GMO soybeans, soy flours, aquafeed ingredients, and high oleic oil products.
Gross Profit (Loss)
For the three months ended June 30, 2023, we reported a gross profit of $3.0 million, as compared to a gross profit of $5.7 million for the same period in 2022. Included within gross profit for the three months ended June 30, 2023 were $2.8 million in gains associated with hedging activities, as compared to gains of $0.9 million associated with hedging activities for the same period in 2022. The overall decrease in reported gross profit was driven by open mark-to-market timing differences, which was somewhat offset by operational and commercial performance improvement compared to the prior year period.
Research and Development Expenses
Research and development expenses for the three months ended June 30, 2023 were $10.3 million, a decrease of $1.7 million as compared to the same period in 2022. We continue to invest in technology costs, facilities expenses (primarily related to the Crop Accelerator facility), and workforce-related expenses as we did in 2022 to continue to drive innovation in food with our CropOS® technology platform.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended June 30, 2023 were $10.9 million, a decrease of $9.4 million as compared to the same period in 2022. The decrease was primarily due to a decrease in non-cash stock-based compensation expense driven by the overall decline in the current share price of our Common Stock and a $6.2 million decrease to stock-based compensation expense due to equity award modifications as a result of the separation of the former Chief Executive Officer during the three months ended June 30, 2023, compared to the same period in 2022.
Impairment of Goodwill
As of June 30, 2023, we identified an indicator of impairment and determined it was no longer more likely than not that the fair value of our sole reporting unit was in excess of the carrying value. As a result, a quantitative goodwill and separately identifiable intangible asset impairment assessment was performed as of June 30, 2023, and we recorded an impairment of the carrying value of goodwill of $19.2 million, which represented the entire goodwill balance prior to the impairment charge.
Total Other (Income) Expense, Net
Total other (income) expense, net for the three months ended June 30, 2023 was $11.8 million, a decrease of $13.3 million as compared to the same period in 2022. The decrease was largely due to a change of $8.9 million in the valuation of warrant and conversion option liabilities driven by the fluctuation in the share price of our Common Stock and equity volatility for the three months ended June 30, 2023 compared to the same period in 2022.
Income Tax (Benefit) Expense
No net income tax benefit for net operating losses incurred in the U.S. has been recorded due to uncertainty in realizing a benefit from these items. The tax benefit recorded for the three months ended June 30, 2023 relates primarily to the reversal of deferred tax liabilities due to the impairment of goodwill.

Comparison of the Six Months Ended June 30, 2023 and 2022
The following table shows the amounts from our condensed consolidated statements of operations, with the corresponding percentage change from the comparative prior year period:

	Six Months Ended June 30,
(USD in Thousands)	2023	2022	Change	% Change
Revenues	$243,681	$159,757	$83,924	53%
Cost of sales	231,190	162,950	68,240	42%
Gross profit (loss)	12,491	(3,193)	15,684	(491)%
Operating expenses:
Research and development	22,955	24,301	(1,346)	(6)%
Selling, general and administrative expenses	27,018	40,536	(13,518)	(33)%
Impairment of goodwill	19,226	—	19,226	100%
Total operating expenses	69,199	64,837	4,362	7%
Loss from operations	(56,708)	(68,030)	11,322	(17)%
Other (income) expense:
Interest expense, net	13,246	9,830	3,416	35%
Changes in fair value of warrants and conversion option	(18,660)	(37,640)	18,980	(50)%
Other expense, net	2,789	2,285	504	22%
Total other (income) expense, net	(2,625)	(25,525)	22,900	(90)%
Net loss from continuing operations before income taxes	(54,083)	(42,505)	(11,578)	27%
Income tax expense (benefit)	(123)	17	(140)	(824)%
Net loss from continuing operations, net of income taxes	$(53,960)	$(42,522)	$(11,438)	27%
The following table shows our revenue disaggregated into Proprietary and Non-Proprietary product categories, with the corresponding percentage change from the comparative prior year period:

	Six Months Ended June 30,
(USD in Thousands)	2023	2022	Change	% Change
Proprietary	$43,924	$26,262	$17,662	67%
Non-Proprietary	199,757	133,495	66,262	50%
Total Revenues	$243,681	$159,757	$83,924	53%
Revenues
Revenue for the six months ended June 30, 2023 was $243.7 million, an increase of $83.9 million or 53%, as compared to the same period in 2022. Included within revenue are the results of exchange-traded futures used to manage the risk of fluctuating Chicago Board of Trade prices related to forecasted ingredient sales entered into in the normal course of business. These economic hedges resulted in gains of $4.2 million for the six months ended June 30, 2023. For the six months ended June 30, 2022, revenues included losses of $6.7 million associated with hedging activities. After accounting for all hedging activity, the year-over-year revenue increase was primarily driven by operational performance improvement, along with a continuation of favorable commodity pricing in the current year for non-proprietary soybean ingredients and crude oil products, as well as demand for yellow pea ingredients. Revenue performance also benefited from increased shipments of proprietary non-GMO soybeans, soy flours, aquafeed ingredients and high oleic oil products.
Gross Profit (Loss)
For the six months ended June 30, 2023, we reported gross profit of $12.5 million, as compared to gross loss of $3.2 million for the same period in 2022. Included within gross profit for the six months ended June 30, 2023 were $2.6 million in gains associated with hedging activities, as compared to losses of $11.7 million associated with hedging activities for the same period in 2022. The overall increase in profitability was driven by operational efficiency gains and commercial activities associated with the second year operating the closed-loop business model and go-to-market strategy compared to the prior year period, which drove favorable performance in both proprietary and non-proprietary soy and yellow pea revenues. Partnerships and licensing arrangements also contributed positively during the period.

Research and Development Expenses
Research and development expenses for the six months ended June 30, 2023 were $23.0 million, a decrease of $1.3 million as compared to the same period in 2022. We continue to invest in technology costs, facilities expenses (primarily related to the Crop Accelerator facility) and workforce-related expenses as we did in 2022 to continue to drive innovation in food with our CropOS® technology platform.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the six months ended June 30, 2023 were $27.0 million, a decrease of $13.5 million compared to the same period in 2022. The decrease was primarily due to a decrease in non-cash stock-based compensation expense driven by the overall decline in the current share price of our Common Stock and a $6.2 decrease to stock-based compensation expense due to equity award modifications as a result of the separation of the former Chief Executive Officer during the six months ended June 30, 2023, compared to the same period in 2022.
Impairment of Goodwill
As of June 30, 2023, we identified an indicator of impairment and determined it was no longer more likely than not that the fair value of our sole reporting unit was in excess of the carrying value. As a result, a quantitative goodwill and separately identifiable intangible asset impairment assessment was performed as of June 30, 2023, and we recorded an impairment of the carrying value of goodwill of $19.2 million, which represented the entire goodwill balance prior to the impairment charge.
Total Other (Income) Expense, Net
Total other income, net for the six months ended June 30, 2023, was $2.6 million, a decrease of $22.9 million as compared to the same period in 2022. The decrease was largely due to a change of $19.0 million in the valuation of warrant and conversion option liabilities driven by the fluctuation in the share price of our Common Stock and equity volatility for the six months ended June 30, 2023, compared to the same period in 2022.
Income Tax (Benefit) Expense
No net income tax benefit for net operating losses incurred in the U.S. has been recorded due to uncertainty in realizing a benefit from these items. The tax benefit recorded for the six months ended June 30, 2023 relates primarily to the reversal of deferred tax liabilities due to the impairment of goodwill.
Adjusted EBITDA
Adjusted EBITDA is a financial measure of performance not presented in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). Among other financial metrics, our management reviews results of operations based upon Adjusted EBITDA. We calculate Adjusted EBITDA as consolidated net loss from continuing operations before net interest expense, income tax provision and depreciation and amortization, further adjusted to exclude stock-based compensation, changes in fair value of warrants and conversion option, goodwill and long-lived asset impairment, restructuring-related costs (including severance costs) and the impact of significant non-recurring items.
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
•Adjusted EBITDA does not reflect: (1) recurring changes in, or cash requirements for, our working capital needs; (2) interest expense, or the cash requirements necessary to service interest or principal payments on our debt, which reduces cash available to us; or (3) tax payments that may represent a reduction in cash available to us; and
•We have and may in the future modify how we calculate Adjusted EBITDA; and
•The expenses and other items that we exclude in our calculation of Adjusted EBITDA may differ from the expenses and other items, if any, that other companies may exclude from Adjusted EBITDA when they report their operating results.
Because of these limitations, Adjusted EBITDA should be considered along with other operating and financial performance measures presented in accordance with U.S. GAAP. Adjusted EBITDA for the three and six months ended June 30, 2023 and 2022, are presented below. A reconciliation of our consolidated net loss from continuing operations to Adjusted EBITDA is also presented below.

	Three Months Ended June 30,		Six Months Ended June 30,
(USD in Thousands)	2023	2022	2023	2022
Adjustments to reconcile net loss from continuing operations to Adjusted EBITDA
Net loss from continuing operations	$(49,115)	$(25,098)	$(53,960)	$(42,522)
Interest expense, net	6,874	3,442	13,246	9,830
Income tax expense (benefit)	(138)	56	(123)	17
Depreciation and amortization	5,333	5,048	10,596	9,940
Stock-based compensation	(4,073)	5,676	(1,259)	11,359
Changes in fair value of warrants and conversion option	3,036	(5,899)	(18,660)	(37,640)
Impairment of goodwill	19,226	—	19,226	—
Severance	1,126	124	1,238	289
Other	1,642	2,649	2,874	3,584
Total Adjusted EBITDA	$(16,089)	$(14,002)	$(26,822)	$(45,143)
Adjusted EBITDA for the three months ended June 30, 2023 was a loss of $16.1 million, which represents an increase in loss of $2.1 million as compared to the same period in 2022. The increase in loss for 2023 was driven by an increase in our year-over-year net loss from continuing operations of $24.0 million, and a change of $8.9 million in the fair value of our warrants and conversion option driven by the fluctuation in the share price of our Common Stock and equity volatility, offset by the impairment of goodwill of $19.2 million and a $6.2 million decrease to stock-based compensation expense due to equity award modifications as a result of the separation of the former Chief Executive Officer during the three months ended June 30, 2023, when compared to the same period in 2022.
Adjusted EBITDA for the six months ended June 30, 2023 was a loss of $26.8 million, which represents a reduction in loss of $18.3 million as compared to the same period in 2022. The improvement for 2023 was primarily due to a change of $19.0 million in the fair value of our warrants and conversion option driven by the fluctuation in the share price of our Common Stock and equity volatility during the six months ended June 30, 2023, when compared to the same period in 2022.
Liquidity and Capital Resources
Liquidity describes our ability to access sufficient cash flows to meet the cash requirements of our business operations, including working capital needs, debt service, acquisitions, contractual obligations, and other commitments. We assess liquidity in terms of our ability to access cash flows from operations, marketable securities, and available credit facilities and their sufficiency to fund our operating, investing and financing activities. To meet our payment service obligations, we must have sufficient highly liquid assets and be able to move funds on a timely basis.
Since inception, our primary sources of liquidity have been equity and debt financings. On June 30, 2023, our liquidity was comprised of cash and marketable securities of $94.4 million and restricted cash of $19.8 million from continuing operations, and cash of $3.7 million from discontinued operations.

We have multiple debt instruments (see Note 9, Debt), including term loans, notes payable, and a revolving line of credit. As of June 30, 2023, our commitments include term debt and notes payable outstanding of $107.4 million, access to a revolving credit facility of up to $6.0 million, as capped by a defined borrowing base that could result in availability that is less than this amount, and lease liabilities of $87.3 million.
Certain of our debt instruments require adherence to financial covenants, including maintaining minimum liquidity and maintenance of a minimum cash balance. If we breach these covenants, the holder of the debt may declare all amounts immediately due and payable. In March 2023, we entered into a third amendment to our existing term loan credit facility, which, among other things, extended the interest-only period for six months through the second quarter of 2024 and allowed the restricted cash to be counted towards the required minimum liquidity covenant calculation. In June 2023, our wholly-owned subsidiary entered into a twelfth amendment to its existing credit agreement, which, among other things, extended certain maturity dates of term loans available under the credit agreement, and allowed our subsidiary to repay up to $2.7 million of subordinated debt without penalty.
In addition, our commitments include capital expenditures to manufacture soy flour texturization ingredients, associated operating costs supporting the sale of products, and general administrative expenses. For the six months ended June 30, 2023, we incurred a net loss from continuing operations of $54.0 million and use of cash flows from operating activities of $44.3 million.
Our business prospects are subject to risks and uncertainties frequently encountered by emerging growth companies, including access to capital. We have incurred significant losses since inception, primarily due to investments to enhance our technological capabilities and costs associated with the early-stage commercialization of products. Further, scheduled principal payments on the Convertible Notes Payable are due starting in the third quarter of 2024. These factors, coupled with expected capital expenditures, indicated that, without further action, our forecasted cash flows would not be sufficient for us to meet our contractual commitments and obligations as they came due in the ordinary course of business for 12 months after the date the condensed consolidated financial statements are issued. Therefore there is now substantial doubt about the Company’s ability to continue as a going concern.
Our liquidity plans and operating budget include further actions that we believe are probable to be achieved in the 12 months after the date the condensed consolidated financial statements are issued. These actions include improving operating efficiencies by reducing certain operating costs and restructuring certain parts of our organization, exploring strategic options including options involving our Seymour, Indiana soy crush facility, supplementing cash needs by selling additional shares of our common stock or securities convertible into common stock, to the public through our shelf registration statement, or obtaining alternative equity financing, and potentially refinancing our current high-cost debt with a conventional, lower cost, lending facility of up to $100 million. There are no guarantees that we will achieve any of these plans, which involve risks and uncertainties, or that our achievement of any of these plans will sufficiently address our substantial doubt about the Company’s ability to continue as a growing concern.
To grow our business, we expect we will need to secure additional capital, which could be debt or equity financing and may lead to dilution of our common stockholders. We believe that our liquidity plans and operating budget described above will supplement our future strategic growth initiatives and our longer-term capital needs. We are continuously assessing our business plans and capital structure. We may also require additional capital in the future to fund capital expenditures, acquisitions or other investments. These capital requirements could be substantial. The amount and timing of our future funding requirements will depend on many factors, including the success of the commercialization of certain of our products, our ability to continue to satisfy our financial covenants under our financing facilities, our ability to repay or refinance our indebtedness as it becomes due, and our success at implementing our Liquidity Improvement Plan and other cost-saving measures. We could potentially use our available financial resources sooner than we currently expect. Our failure to raise capital as and when needed could have significant negative consequences for our business, financial condition and results of consolidated operations. We cannot guarantee that we will be able to meet existing financial covenants or obtain new financing on favorable terms, if at all. Our future capital requirements and the adequacy of available funds will depend on many factors, including those more fully described under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022, and in Part II, Item 1A of this Quarterly Report on Form 10-Q.
Summary of Cash Flows
A summary of our cash flows from operating, investing and financing activities is presented in the following table:

	Six Months Ended June 30,
(USD in Thousands)	2023	2022
Net cash used in operating activities	$(44,281)	$(58,732)
Net cash provided by (used in) investing activities	46,102	(75,542)
Net cash (used in)/provided by financing activities	(7,768)	102,128
Effect of exchange rate changes on cash	—	(45)
Net decrease in cash and cash equivalents	(5,947)	(32,191)
Cash, cash equivalents and restricted cash, beginning of period	43,321	78,963
Cash, cash equivalents and restricted cash, end of period	$37,374	$46,772
Operating Activities
On a consolidated basis, net cash flows used by operating activities were $44.3 million and $58.7 million for the six months ended June 30, 2023 and 2022, respectively. The decrease in cash outflows of $14.5 million for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022 was primarily attributable to a continued decline in the valuation of warrant and conversion option liabilities for the six months ended June 30, 2023 compared to the same period in 2022 of $19.0 million driven by the fluctuation in the share price of our Common Stock and equity volatility, partially offset by a decrease in stock-based compensation expense of $12.6 million and changes in working capital.
Net cash flows provided by operating activities from discontinued operations were $5.9 million and $4.6 million for the six months ended June 30, 2023 and 2022, respectively. The increase in cash inflows of $1.3 million from operating activities for the six months ended June 30, 2023 as compared to the same period in 2022 was primarily driven by changes in working capital.
Investing Activities
On a consolidated basis, net cash flows provided by investing activities were $46.1 million for the six months ended June 30, 2023 compared to a use of cash of $75.5 million for the six months ended June 30, 2022, representing an increase in cash inflow of $121.6 million for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. The increase in cash inflow was driven by lower purchases of marketable securities of $173.6 million partially offset by a decrease in maturities and sales of marketable securities of $53.6 million during the six months ended June 30, 2023.
There was $1.9 million net cash inflow from investing activities from discontinued operations for the six months ended June 30, 2023, compared to a net use of cash of $3.1 million for the six months ended June 30, 2022. The increase in cash inflows of $5.1 million from investing activities was attributable to $1.9 million in proceeds from the close of the Stock Sale offset by a decrease in payments for property and equipment of $3.1 million.
Financing Activities
On a consolidated basis, net cash flows used in financing activities were $7.8 million for the six months ended June 30, 2023 compared to a source of cash of $102.1 million for the six months ended June 30, 2022, representing a decrease of $109.9 million of cash inflows from financing activities. The decrease in net cash flows from financing activities is primarily attributable to the PIPE Investment, which resulted in gross proceeds of $81.2 million and proceeds from the issuance of long-term debt of $24.1 million during the six months ended June 30, 2022 that did not recur during the six months ended June 30, 2023.
Net cash flows used in financing activities from discontinued operations were $3.2 million for the six months ended June 30, 2023 compared to a source of cash of $2.7 million for the six months ended June 30, 2022. The decrease in net cash flows from financing activities for the six months ended June 30, 2023 is attributable to repayments of debt compared to financing activities resulting in proceeds from an issuance of debt of $2.9 million during the six months ended June 30, 2022.
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

Critical Accounting Policies and Estimates
There have been no material changes in our critical accounting policies from the information provided under “Critical Accounting Policies and Estimates” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K for the year ended December 31, 2022.
Emerging Growth Company
See Note 2, Summary of Significant Accounting Policies to the accompanying condensed consolidated financial statements included in Part I, Item 1 of this report for a description of the Company’s emerging growth company status.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our quantitative and qualitative disclosures about market risk are described under the heading “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2022. In the six months ended June 30, 2023, there were no material changes to our quantitative and qualitative disclosures about market risk from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2022.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain a system of disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) designed to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to our management, including our Interim Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Our management, with the participation of our Interim Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined under the Exchange Act, as of June 30, 2023, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Interim Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.
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

Remediation of Material Weakness in Internal Control Over Financial Reporting
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that a reasonable possibility exists that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis.
A material weakness was identified in our internal control over financial reporting within the historical Fresh segment relating to the year ended December 31, 2022 and the quarter ended March 31, 2023. Specifically, we did not design, implement, or test transaction level or IT General Controls at the historical Fresh segment. These controls specifically related to transactions that originated and were recorded at the historical Fresh segment level that have been included as “Discontinued Operations” within the condensed consolidated financial statements. The historical Fresh segment was fully divested as of June 30, 2023. As a result of the divestiture, this material weakness was remediated as of June 30, 2023.
Changes in Internal Control over Financial Reporting
Except as set forth above, there have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
On March 27, 2023, our Board of Directors committed to the Liquidity Improvement Plan, which together with subsequent cost-saving measures, is intended to improve liquidity by an estimated $65 million to $85 million by the end of 2024. We are executing the Liquidity Improvement Plan to create a more cost-efficient organization and enhance our capital structure to execute on our strategic priorities.
While we expect the actions associated with the execution of the Liquidity Improvement Plan to be substantially complete by December 31, 2023, there can be no assurance that such actions or any other cost reduction initiatives will be successfully or timely implemented, or that they will materially and positively impact our ability to achieve our financial objectives. Because the Liquidity Improvement Plan involves restructuring certain parts of our organization, the associated cost reductions could adversely impact productivity, product innovations and sales to an extent we have not anticipated. In addition, aspects of the Liquidity Improvement Plan, such as our exploration of strategic options, including options involving our Seymour, Indiana soy crush facility, could adversely impact our ability to generate revenues. Our ability to complete the actions associated with the execution of the Liquidity Improvement Plan and achieve the anticipated benefits within the expected timeframe is subject to estimates and assumptions, and actual results may vary materially from our expectations, including as a result of factors that are beyond our control. Our efforts to create a more cost-efficient organization and enhance our capital structure to execute on our strategic priorities may not be successful. Even if we successfully execute these actions in a timely manner and they generate the anticipated cost savings, the Liquidity Improvement Plan may have other unforeseeable or unintended consequences that could materially adversely impact our profitability and business, including our research and development initiatives and our ability to commercialize our product candidates. To the extent that we do not achieve the intended benefits of the actions associated with the execution of the Liquidity Improvement Plan, or suffer negative consequences as a result of its implementation, our business and results of operations may be materially adversely affected.
If we are unable to retire our existing debt facility prior to maturity and replace it with a conventional, lower cost lending facility consistent with our current expectations, our business and financial condition could be materially adversely affected.
As previously disclosed, we currently intend to retire our existing debt facility prior to maturity and replace it with a conventional, lower cost lending facility. In March 2023, we signed a non-binding term sheet with First National Bank of Omaha as administrative agent and arranger to provide up to a $100 million syndicated senior secured credit facility, which we currently intend to enter into in connection with the early repayment of our existing debt facility. Although we currently expect that the new credit facility will be entered into as early as the third quarter of 2023, any definitive agreement as to such credit facility remains subject to further negotiations, obtaining binding commitments from a syndicate of lenders, and the execution of final loan documents. We can make no assurances that we will be able to retire our existing debt early on the anticipated timeframe, or at all, or that any new credit facility will ultimately be agreed upon or become available to us or that, if definitive agreement is reached, its terms will be more favorable to us than our existing indebtedness. If we are unable to repay our existing debt early and replace it with a new credit facility on terms acceptable or favorable to us, in an amount sufficient to meet our liquidity needs, or within the anticipated timeframe, our business, financial condition, results of operations, prospects, and ability to continue as a going concern could be adversely affected. Moreover, if we are unable to repay our existing debt prior to the expiration of the interest-only period in the second quarter of 2024, our periodic payment obligations with respect to our outstanding indebtedness will increase significantly, and the actions currently associated with the Liquidity Improvement Plan, even if executed successfully, may be insufficient to achieve our financial objectives.
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
While our unaudited condensed consolidated financial statements have been prepared on a going concern basis, we believe that our recurring net losses, negative cash flows from operations, accumulated deficit and other factors have raised substantial doubt about our ability to continue as a going concern.
There is substantial doubt about our ability to continue as a going concern, as we currently do not have adequate financial resources to fund our forecasted operating costs for at least twelve months from the filing of this Form 10-Q. For the three and six months ended June 30, 2023, we incurred a net loss from continuing operations of $49.1 million and $54 million, respectively, and for the six months ended June 30, 2023, we had negative cash flows from operating activities of $44.3 million and had capital expenditures of $7 million. As of June 30, 2023, we had cash and marketable securities of $94.4 million and restricted cash of $19.8 million. As of June 30, 2023, we had an accumulated deficit of $468.4 million and term debt and notes payable of $107.4 million, which are subject to repayment terms and covenants further described in Note 9, Debt in the notes to condensed consolidated financial statements of this Form 10-Q. Specifically, scheduled principal payments on our convertible notes payable are due starting in the third quarter of 2024. We have incurred significant losses since our inception, primarily to fund investment into technology and costs associated with early-stage commercialization of products. These matters raise substantial doubt about our ability to continue as a going concern.
Our potential inability to continue as a going concern may materially adversely affect our share price and our ability to raise new capital, enter into critical contractual relations with third parties, meet our obligations as they become due and otherwise execute our business strategy. We currently have no committed sources of financing available to fund the prepayment of convertible notes payable. If we are unable to raise additional financing and increase revenue or reduce expenses, we may be unable to continue to fund our operations, develop our products, realize value from our assets, or discharge our liabilities in the normal course of business. If we become unable to continue as a going concern, we could have to liquidate our assets, and potentially realize significantly less than the values at which they are carried on our financial statements, and shareholders could lose all or part of their investment in our shares.
We have recognized a goodwill impairment charge in the three months ended June 30, 2023, and we could be required to record additional material impairment charges in the future.
Under U.S. GAAP, we review our goodwill and intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Additionally, goodwill and intangible assets are required to be tested for impairment at least annually. The valuation models used to determine the fair value of goodwill or intangible assets are dependent upon various assumptions and reflect management’s best estimates. Significant management assumptions, which are critical in this fair value determination, include, without limitation, revenue growth rates, operating margins, weighted average cost of capital, future economic and market conditions, earnings multiples, terminal growth rate, tax rate and future cash flow projections. Any changes to the assumptions and estimates made by management, may cause a change in circumstances indicating that the carrying value of the goodwill and intangible assets may not be recoverable.
As of June 30, 2023, we identified an indicator of impairment and determined it was no longer more likely than not that the fair value of our sole reporting unit was in excess of the carrying value. As a result, a quantitative goodwill and separately identifiable intangible asset impairment assessment was performed as of June 30, 2023, and we recorded an impairment of the carrying value of goodwill of $19.2 million, which represented the entire goodwill balance prior to the impairment charge.
The impairment charge reflects an ongoing assessment of current market conditions and potential strategic investments to continue commercializing our proprietary products and pursue other strategic investments in the industry. See Part I, Item 1, Goodwill and Intangible Assets section in Note 2, Summary of Significant Accounting Policies in the notes to condensed consolidated financial statements of this Form 10-Q.
The goodwill impairment analysis is sensitive to changes in key assumptions used, such as future cash flows, discount rates and growth rates as well as current market conditions, all of which might be unfavorably impacted in the future. If the assumptions and projections used in the analysis are not realized, it is possible that additional impairment charges may need to be recorded in the future. We cannot accurately predict the amount and timing of any impairment of intangible assets or other long-lived assets. Any additional impairment charges that we may take in the future could be material to our results of operations and financial position.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(a)
Amendment to Credit Agreement
On June 29, 2023, our wholly-owned subsidiary, Dakota Dry Bean Inc. (“DDB”), entered into the Twelfth Amendment (the “Twelfth Amendment”) to the existing Credit Agreement (the “Existing Credit Facility”) with First National Bank of Omaha, N.A. (the “Lender”). The Twelfth Amendment modified certain terms of the Existing Credit Facility, including among other things, by: (i) extending certain maturity dates of term loans available under the Existing Credit Facility; and (ii) providing that Lender consented to DDB’s repayment of up to $2.7 million of subordinated debt without penalty, and agreed that such repayment would not result in a violation of the terms of the Existing Credit Facility.
The foregoing summary description of the Twelfth Amendment is qualified in its entirety by reference to the actual text of the Twelfth Amendment, a copy of which is filed as Exhibit 10.5 hereto, and which is hereby incorporated by reference herein.
Amendment to Bylaws
The information contained in section (b) of Item 5 is hereby incorporated by reference herein.
(b)
Amendment to Bylaws
On August 8, 2023, the Board approved an amendment and restatement of the Company’s Second Amended and Restated Bylaws (the “Second Amended and Restated Bylaws”) to (i) update certain procedural requirements relating to director nominations by stockholders in light of the adoption and effectiveness of Rule 14a-19 promulgated under the Securities Exchange Act of 1934 (“Rule 14a-19”), (ii) update certain procedural requirements relating to the availability of a stockholder list during stockholder meetings in light of the adoption and effectiveness of the amendment to Section 219 of the Delaware General Corporation Law (the “DGCL”), (iii) update certain procedural requirements regarding the holding of meetings of stockholders by means of remote communication, and (iv) make technical and conforming revisions and clarifications.
As amended and restated, Section 2.4 of the Second Amended and Restated Bylaws provides that a stockholder’s written notice to the Secretary of the corporation in respect of the nomination of one or more persons for election to the Board of Directors must, in addition to all other procedural and notice requirements of the Second Amended and Restated Bylaws, (i) comply with the requirements of Rule 14a-19 and (ii) include all information required by Rule 14a-19. In addition, as amended and restated, Section 2.13 of the Second Amended and Restated Bylaws no longer requires that the Company make available its stockholder list during a stockholder meeting in accordance with the amended Section 219 of the DGCL, and as amended and restated, Section 2.7 of the Second Amended and Restated Bylaws provides that any meeting of the stockholders may be adjourned and notice need not be given of any such adjourned meeting if the time, place and means of remote communication are provided in accordance with applicable law.
The foregoing summary description of the amendments effected by the Second Amended and Restated Bylaws is qualified in its entirety by reference to the actual text of the Second Amended and Restated Bylaws, a copy of which is filed as Exhibit 3.1 hereto, and which is incorporated by reference herein.
(c)
During the three months ended June 30, 2023, no director or officer of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit	Description
3.1*	Second Amended and Restated Bylaws of Benson Hill, Inc.
10.1#*	Benson Hill, Inc. Restricted Stock Unit Agreement-2023 Annual LTIP Award for Adrienne Elsner granted under the Benson Hill, Inc. 2021 Omnibus Incentive Plan.
10.2#
Separation and Release Agreement, dated as of June 15, 2023, by and between Matthew B. Crisp and Benson Hill, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 16, 2023).

10.3#
Consulting Agreement, dated as of June 15, 2023, by and between Matthew B. Crisp and Benson Hill, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 16, 2023).

10.4#
Interim Employment Agreement, dated as of June 16, 2023, by and between Adrienne Elsner and Benson Hill, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 16, 2023).

10.5*	Twelfth Amendment to Credit Agreement, dated as of June 29, 2023, by and between Dakota Dry Bean Inc. as Borrower and First National Bank of Omaha as Lender.
31.1*	Certification of Benson Hill, Inc.’s Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Benson Hill. Inc.’s Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Benson Hill, Inc.’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
___________________
*    Filed herewith.
**    Furnished herewith.
#    Indicates management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Benson Hill, Inc. (Registrant)

By:	/s/ Adrienne Elsner
Adrienne Elsner
Interim Chief Executive Officer (Principal Executive Officer)

By:	/s/ Dean Freeman
Dean Freeman
Chief Financial Officer (Principal Financial Officer)

August 9, 2023