Form 10-Q
period 2023-09-30
Benson Hill, Inc.
filed 2023-11-09
CIK 1830210

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 7, 2023, 208,379,035 shares of the registrant’s Common Stock, par value $0.0001, were issued and outstanding.

Benson Hill, Inc.

Part I - Financial Information
Item 1. Financial Statements
Benson Hill, Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(In Thousands, Except Per Share Data)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$12,041	$25,053
Restricted cash	20,438	17,912
Marketable securities	53,524	132,121
Accounts receivable, net	37,553	28,591
Inventories, net	30,419	62,110
Prepaid expenses and other current assets	13,883	11,434
Current assets of discontinued operations	555	23,507
Total current assets	168,413	300,728
Property and equipment, net	99,628	99,759
Finance lease right-of-use assets, net	61,511	66,533
Operating lease right-of-use assets	5,542	1,660
Goodwill and intangible assets, net	7,587	27,377
Other assets	9,838	4,863
Total assets	$352,519	$500,920

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$14,134	$36,717
Finance lease liabilities, current portion	3,935	3,318
Operating lease liabilities, current portion	1,456	364
Long-term debt, current portion	35,581	2,242
Accrued expenses and other current liabilities	18,639	33,435
Current liabilities of discontinued operations	871	16,441
Total current liabilities	74,616	92,517
Long-term debt, less current portion	73,596	103,991
Finance lease liabilities, less current portion	75,399	76,431
Operating lease liabilities, less current portion	6,333	1,291
Warrant liabilities	1,694	24,285
Conversion option liabilities	21	8,091
Deferred income taxes	155	283
Other non-current liabilities	231	129
Total liabilities	232,045	307,018
Stockholders’ equity:
Common stock, $0.0001 par value, 440,000 and 440,000 shares authorized, 207,981 and 206,668 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	21	21
Additional paid-in capital	609,554	609,450
Accumulated deficit	(485,939)	(408,474)
Accumulated other comprehensive loss	(3,162)	(7,095)
Total stockholders’ equity	120,474	193,902
Total liabilities and stockholders’ equity	$352,519	$500,920
See accompanying notes to the condensed consolidated financial statements (unaudited).

Benson Hill, Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(In Thousands, Except Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues	$113,066	$122,296	356,747	282,053
Cost of sales	108,927	116,365	340,117	279,315
Gross profit (loss)	4,139	5,931	16,630	2,738
Operating expenses:
Research and development	10,525	11,438	33,480	35,739
Selling, general and administrative expenses	17,874	18,912	44,892	59,448
Impairment of goodwill	—	—	19,226	—
Total operating expenses	28,399	30,350	97,598	95,187
Loss from operations	(24,260)	(24,419)	(80,968)	(92,449)
Other (income) expense:
Interest expense, net	7,179	6,200	20,425	16,030
Changes in fair value of warrants and conversion option	(12,001)	(4,036)	(30,661)	(41,676)
Other expense, net	(201)	(181)	2,588	2,104
Total other (income) expense, net	(5,023)	1,983	(7,648)	(23,542)
Net loss from continuing operations before income taxes	(19,237)	(26,402)	(73,320)	(68,907)
Income tax expense (benefit)	6	13	(117)	30
Net loss from continuing operations, net of income taxes	(19,243)	(26,415)	$(73,203)	$(68,937)
Net income (loss) from discontinued operations, net of income taxes (refer to Note 4, Discontinued Operations)	1,673	(3,754)	(4,262)	(5,362)
Net loss attributable to common stockholders	$(17,570)	$(30,169)	$(77,465)	$(74,299)

Net loss per common share:
Basic and diluted net loss per common share from continuing operations	$(0.10)	$(0.14)	$(0.39)	$(0.39)
Basic and diluted net loss per common share from discontinued operations	$0.01	$(0.02)	$(0.02)	$(0.03)
Basic and diluted total net loss per common share	$(0.09)	$(0.16)	$(0.41)	$(0.42)
Weighted average shares outstanding:
Basic and diluted weighted average shares outstanding	188,223	186,097	187,691	177,539
See accompanying notes to the condensed consolidated financial statements (unaudited).

Benson Hill, Inc.
Condensed Consolidated Statements of Comprehensive Loss (Unaudited)
(In Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss attributable to common stockholders	$(17,570)	$(30,169)	$(77,465)	$(74,299)
Foreign currency:
Comprehensive income (loss)	—	(1)	—	(46)
	—	(1)	—	(46)
Marketable securities:
Comprehensive income (loss)	395	(1,759)	875	(9,918)
Adjustment for net loss (income) realized in net loss	14	(97)	3,058	2,132
	409	(1,856)	3,933	(7,786)
Total other comprehensive income (loss)	409	(1,857)	3,933	(7,832)
Total comprehensive loss	$(17,161)	$(32,026)	$(73,532)	$(82,131)
See accompanying notes to the condensed consolidated financial statements (unaudited).

Benson Hill, Inc.
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
(In Thousands, Except Per Share Data)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2022	206,668	$21	$609,450	$(408,474)	$(7,095)	$193,902
Stock option exercises, net	791	—	121	—	—	121
Stock-based compensation expense	—	—	2,814	—	—	2,814
Comprehensive income (loss)	—	—	—	(3,054)	856	(2,198)
Balance as of March 31, 2023	207,459	$21	$612,385	$(411,528)	$(6,239)	$194,639
Stock option exercises, net	8	—	19	—	—	19
Stock-based compensation expense	—	—	(3,882)	—	—	(3,882)
Comprehensive income (loss)	—	—	—	(56,841)	2,668	(54,173)
Balance as of June 30, 2023	207,467	$21	$608,522	$(468,369)	$(3,571)	$136,603
Stock option exercises, net	514	—	109	–	–	109
Stock-based compensation expense	—	–	923	–	–	923
Comprehensive income (loss)	—	–	–	(17,570)	409	(17,161)
Balance at Balance as of September 30, 2023	207,981	$21	$609,554	$(485,939)	$(3,162)	$120,474

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2021	178,089	$18	$533,101	$(280,569)	$(1,103)	$251,447
Stock option exercises, net	830	—	636	—	—	636
Stock-based compensation expense	—	—	5,683	—	—	5,683
PIPE Investment, net of issuance cost of $3,456	26,150	3	54,925	—	—	54,928
Comprehensive loss	—	—	—	(16,576)	(2,624)	(19,200)
Balance as of March 31, 2022	205,069	$21	$594,345	$(297,145)	$(3,727)	$293,494
Stock option exercises, net	547	—	715	—	—	715
Stock-based compensation expense	—	—	5,676	—	—	5,676
Comprehensive loss	—	—	—	(27,554)	(3,351)	(30,905)
Balance as of June 30, 2022	205,616	$21	$600,736	$(324,699)	$(7,078)	$268,980
Stock option exercises, net	727	—	736	—	—	736
Vesting of restricted stock units, net	94	—	—	$—	$—	—
Stock-based compensation expense	—	—	4,412	$—	$—	4,412
Comprehensive loss	—	—	—	(30,169)	(1,857)	(32,026)
Balance as of September 30, 2022	206,437	$21	$605,884	$(354,868)	$(8,935)	$242,102
See accompanying notes to the condensed consolidated financial statements (unaudited).

Benson Hill, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In Thousands)

	Nine Months Ended September 30,
	2023	2022
Operating activities
Net loss	$(77,465)	$(74,299)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	16,056	16,504
Stock-based compensation expense	(347)	15,771
Bad debt expense	(263)	724
Changes in fair value of warrants and conversion option	(30,661)	(41,676)
Accretion and amortization related to financing activities	6,624	8,481
Realized losses on sale of marketable securities	3,058	2,132
Impairment of goodwill	19,226	—
Other	1,815	4,180
Changes in operating assets and liabilities:
Accounts receivable	(3,073)	(7,208)
Inventories	43,323	6,441
Other assets and other liabilities	(4,170)	8,052
Accounts payable	(32,306)	(6,093)
Accrued expenses	(15,685)	2,604
Net cash used in operating activities	(73,868)	(64,387)
Investing activities
Purchases of marketable securities	(87,619)	(350,333)
Proceeds from maturities of marketable securities	66,193	109,514
Proceeds from sales of marketable securities	99,838	170,217
Purchase of property and equipment	(10,127)	(11,835)
Acquisition, net of cash acquired	—	(1,044)
Proceeds from divestiture of discontinued operations	2,378	—
Proceeds from an insurance claim from a prior business acquisition	1,533	—
Other	41	—
Net cash provided by (used in) investing activities	72,237	(83,481)
Financing activities
Contributions from PIPE Investment, net of transaction costs $3,761 in 2022	—	80,825
Repayments of long-term debt	(4,874)	(6,736)
Proceeds from issuance of long-term debt	—	24,078
Payments of debt issuance costs	(2,000)	(38)
Borrowing under revolving line of credit	—	18,970
Repayments under revolving line of credit	—	(19,017)
Payments of finance lease obligations	(2,428)	(1,103)
Proceeds from exercise of stock awards, net of withholding taxes	249	1,950
Net cash (used in)/provided by financing activities	(9,053)	98,929
Effect of exchange rate changes on cash	—	(46)
Net decrease in cash and cash equivalents	(10,684)	(48,985)
Cash, cash equivalents and restricted cash, beginning of period	43,321	78,963
Cash, cash equivalents and restricted cash, end of period	$32,637	$29,978

Supplemental disclosure of cash flow information
Cash paid for taxes	$35	$1
Cash paid for interest	$14,523	$9,864
Supplemental disclosure of non-cash activities
Purchases of property and equipment included in liabilities	$125	$2,710
Financing leases commencing in the period	$—	$806
See accompanying notes to the condensed consolidated financial statements (unaudited).

Benson Hill, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
(In Thousands, Except Per Share Data)
1. Description of Business
Benson Hill, Inc. and subsidiaries (collectively, “Benson Hill”, the “Company”, “we”, “us”, or “our”) is a food technology company on a mission to lead the pace of innovation in food. We have a vision to build a healthier and happier world by unlocking the natural genetic diversity of plants with our leading technology platform, CropOS®. Starting with consumer demand, we leverage CropOS® and advanced breeding techniques to design food that’s better from the beginning: more nutritious, more functional, and more accessible, while enabling efficient production and delivering novel sustainability benefits to food and feed customers. We are headquartered in St. Louis, Missouri, where the majority of our research and development activities are managed. We operate a soy crushing and food-grade white flake and soy flour manufacturing operation in Creston, Iowa, and we process dry peas in North Dakota. We recently sold our soy crushing facility in Seymour, Indiana. We sell our products throughout North America, in Europe and in several countries globally.
Fresh Business Segment Divestiture
On December 29, 2022, we entered into a Stock Purchase Agreement (the “Stock Sale”) to sell J&J Produce, Inc. (“J&J”) and all of the outstanding equity securities of J&J’s subsidiaries for aggregate cash consideration of $3,000, subject to certain adjustments. J&J was the main component of the former Fresh segment. In connection with the Stock Purchase Agreement, on December 29, 2022, J&J entered into a Purchase and Sale Agreement, pursuant to which J&J sold certain real and personal property comprising an agricultural production and processing facility located in Vero Beach, Florida, for an aggregate purchase price of $18,000, subject to certain adjustments. Certain property was leased back to J&J pursuant to a separate agricultural and facility lease for a short period of time. On June 30, 2023, we closed the Stock Sale. Our strategic shift to exit the Fresh segment met the criteria to be classified as businesses held for sale and to be presented as a discontinued operation. Refer to Note 4, Discontinued Operations for further details on the divestiture of the former Fresh segment.
Liquidity and Going Concern
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial reporting and Securities and Exchange Commission (“SEC”) regulations, assuming we will continue as a going concern.
For the three and nine months ended September 30, 2023, we incurred a net loss from continuing operations of $19,243 and $73,203, respectively, and for the nine months ended September 30, 2023, we had negative cash flows from operating activities of $73,868 and had capital expenditures of $10,127. As of September 30, 2023, we had cash and marketable securities of $65,565 and restricted cash of $20,438. Furthermore, as of September 30, 2023, we had an accumulated deficit of $485,939 and term debt and notes payable of $109,177, which are subject to repayment terms and covenants further described in Note 9, Debt and Note 16, Subsequent Events. Specifically, as of the fourth quarter of 2023, the Convertible Notes Payable becomes due and payable in full on March 1, 2024. Further, there is a risk to our compliance with the financial covenants on the Convertible Notes Payable. We have incurred significant losses since our inception, primarily to fund investment into technology and costs associated with early-stage commercialization of products.
These factors, coupled with expected debt repayments and capital expenditures indicated that, without further action, our forecasted cash flows would not be sufficient for us to meet our contractual commitments and obligations as they came due in the ordinary course of business for 12 months after the date the condensed consolidated financial statements are issued. Therefore, there is substantial doubt about our ability to continue as a going concern within one year after the date the financial statements are issued.
During the first quarter of 2023, we entered into a third amendment to our existing Convertible Loan and Security Agreement, which among other things, extended the interest-only period by six months through the second quarter of 2024, and allowed the restricted cash to be counted towards the required minimum liquidity covenant calculation. During the fourth quarter of 2023, we entered into a fourth amendment to the Convertible Loan and Security Agreement, which among other things, changed the maturity date to March 1, 2024, updated the prepayment fee to be equal to 1% of any prepayments made prior to January 14, 2024, and the “final payment” was increased from 12.70% to 17.70% of the original Commitment amount of $100,000. Refer to Note 16, Subsequent Events for further details. Further, during the fourth quarter of 2023, we sold our soybean processing facility located in Seymour, Indiana, together with certain related assets, for approximately $36,000 of total gross proceeds, which includes $25,900 for the facility assets and the remainder for net working capital, subject to certain adjustments,

Benson Hill, Inc.
Notes to the Condensed Consolidated Financial Statements (continued)
(Unaudited)
(In Thousands, Except Per Share Data)
including an adjustment for inventory and other working capital. The Company utilized funds from the proceeds of the sale of the Seymour facility, in combination with restricted cash, to pay down a portion of the Convertible Notes Payable subsequent to the close date. Refer to Note 16, Subsequent Events for further details. In addition, our liquidity plans and operating budget include further actions that management believes are probable of being achieved in the 12 months after the date the condensed consolidated financial statements were issued. These actions include improving operating efficiencies by reducing certain operating costs and restructuring certain parts of the organization. Further, we are considering additional actions to allow us to meet our obligations as they come due including exploring options to divest our processing assets, supplementing cash needs by selling additional shares of our common stock, or securities convertible into common stock, to the public through our shelf registration statement, or otherwise, or obtaining alternative forms of financing which may or may not be dilutive. There are no guarantees that we will achieve any of these plans, which involve risks and uncertainties.
For the three and nine months ended September 30, 2023, we recognized severance charges of $386 and $1,624, respectively, within selling, general and administrative expenses on the Condensed Consolidated Statement of Operations.
2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial reporting and SEC regulations. The unaudited condensed consolidated financial statements include the accounts of the Company and our wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year ended December 31, 2023. A description of our significant accounting policies is included in the notes to our audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2022. These unaudited condensed consolidated financial statements should be read in conjunction with the December 31, 2022 audited consolidated financial statements and the notes thereto.
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
Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Significant management estimates include those with respect to allowance for doubtful accounts, reserves for inventory obsolescence, the recoverability of long-lived assets, intangibles and goodwill and the estimated value of our warrant liabilities and conversion option liabilities.
Cash, Cash Equivalents and Restricted Cash
We consider all short-term, highly liquid investments with maturities of 90 days or less at the acquisition date to be cash equivalents. Restricted cash primarily represents cash proceeds from the sale of certain assets pursuant to the covenants with a lender. Restricted cash is classified as non-current if we expect that the cash will remain restricted for a period greater than one year. Current restricted cash is included in the prepaid expenses and other current assets on the condensed consolidated balance sheets.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets, inclusive of $158 of cash and cash equivalents reported within current assets of discontinued operations as of September 30, 2023 to the amount shown in the condensed consolidated statements of cash flows. There was no restricted cash as of September 30, 2022.

September 30, 2023
Cash and cash equivalents	$12,199
Restricted cash, current	20,438
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$32,637
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
During the second quarter of 2023, we identified an indicator of impairment and determined it was no longer more likely than not that the fair value of our sole reporting unit was in excess of the carrying value. As a result, a quantitative goodwill and separately identifiable intangible asset impairment assessment was performed as of June 30, 2023, and we recorded an impairment of the carrying value of goodwill of $19,226, which represented the entire goodwill balance prior to the impairment charge. The goodwill impairment charge had an immaterial impact on the provision for income taxes.
We performed an interim impairment analysis for the Ingredients reporting unit as of June 30, 2023, using a discounted cash flow model (a form of the income approach), utilizing Level 3 unobservable inputs. Our estimates in this analysis included, but were not limited to, future cash flow projections, the weighted average cost of capital, the terminal growth rate, and the tax rate. The impairment charge reflects an ongoing assessment of current market conditions and potential strategic investments to continue commercializing our proprietary products and pursue other strategic investments in the industry.
For the quarter ended September 30, 2023, we determined there was no impairment of our intangible assets. However, we are currently exploring a broad strategic review of our business which could result in us being unable to recover all or a portion of the carrying value of our intangible assets. The amount and timing of any impairment charge would depend on a number of factors including the structure, timing, and scope of any assets disposed in any future transactions.
Impairment of Long-lived Assets
We review long-lived assets, including lease right-of-use assets, for impairment whenever events or changes in circumstances indicate that an asset group’s carrying amount may not be recoverable. We conduct our long-lived asset impairment analysis in accordance with ASC 360-10, Impairment or Disposal of Long-Lived Assets, which requires us to group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of the undiscounted future cash flows. If the undiscounted cash flows do not indicate the carrying amount of the asset group is recoverable, an impairment charge is measured as the amount by which the carrying amount of the asset group exceeds its fair value. We conducted a review of our long-lived assets as of September 30, 2023 and determined that the carrying value of our assets is recoverable and no impairment charge was necessary. However, we are currently exploring a broad strategic review of our business which could result in us being unable to recover all or a portion of the carrying value of our long-lived assets. The amount and timing of any impairment charge would depend on a number of factors including the structure, timing, and scope of any assets disposed in any future transactions.
Stock Award Modifications
In June 2023, we announced that our former Chief Executive Officer (CEO) agreed to resign from our Company effective June 15, 2023, and entered into a consulting agreement to provide transition support through June 15, 2024. In connection with the separation, we modified the terms of our former CEO’s outstanding stock awards to (1) continue vesting over the consulting period through June 15, 2024, if continuous service is achieved with us; (2) extend the period during which the vested stock options may be exercised for a period of 90 days following the termination of consultancy, if continuous service is achieved with us; and (3) extend the period in which performance-based vesting conditions for restricted stock units may be achieved through June 15, 2024, if continuous service is achieved with us. As a result of the stock award modifications, we recorded a $6.2 million decrease to stock-based compensation expense for the nine months ended September 30, 2023.
Recently Issued Accounting Guidance Not Yet Effective
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (“ASU 2020-04”). ASU 2020-04 provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. In December 2022, the FASB issued ASU 2022-06 and deferred the sunset date of the Reference Rate Reform (Topic 848) from December 31, 2022 to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. The amendments apply to all entities that have contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate

Benson Hill, Inc.
Notes to the Condensed Consolidated Financial Statements (continued)
(Unaudited)
(In Thousands, Except Per Share Data)

reform. We have a floating rate revolving credit facility, a term loan and an equipment loan due in 2024 and plans on phasing out LIBOR as a reference rate before December 31, 2024.
In August 2020, the FASB issued ASU 2020-06, Debt (“ASU 2020-06”). ASU 2020-06 reduces the number of accounting models for convertible debt instruments and convertible preferred stock. For convertible instruments with conversion features that are not required to be accounted for as derivatives under ASC 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital, the embedded conversion features no longer are separated from the host contract. ASU 2020-06 is effective for annual reporting periods beginning after December 15, 2023, and interim periods within those years, and early adoption is permitted. We are currently evaluating the impact ASU 2020-06 will have on our condensed consolidated financial statements.
3. Business Combinations
ZFS Creston
On December 30, 2021, we completed the acquisition of a food-grade white flake and soy flour manufacturing operation and related assets through the acquisition of ZFS Creston, LLC, a Delaware limited liability company (“ZFS Creston”), for aggregate cash consideration of $103,099, which included a working capital adjustment payment of $1,034 in the first quarter of 2022.
4.Discontinued Operations
On December 29, 2022, we entered into a Stock Purchase Agreement (the “Stock Sale”) to sell J&J Produce, Inc. (“J&J”) and all of the outstanding equity securities of J&J’s subsidiaries for aggregate cash consideration of $3,000, subject to certain adjustments. In connection with the Stock Purchase Agreement, on December 29, 2022, J&J entered into a Purchase and Sale Agreement, pursuant to which J&J sold certain real and personal property comprising an agricultural production and processing facility located in Vero Beach, Florida, for an aggregate purchase price of $18,000, subject to certain adjustments. Certain property was leased back to J&J pursuant to a separate agricultural and facility lease for a short period of time. On June 30, 2023, we closed the Stock Sale. As of September 30, 2023, the carrying value of assets and liabilities in discontinued operations approximated their fair value due to their short maturities.
J&J was the main component of our former Fresh segment. Our strategic shift to exit the Fresh segment met the criteria to be classified as businesses held for sale and presented as a discontinued operation. Accordingly, we reclassified the results of operations of the Fresh segment to discontinued operations in our condensed consolidated statements of operations for all periods presented. The carrying amounts of the assets and liabilities of the discontinued operations were as follows:

Benson Hill, Inc.
Notes to the Condensed Consolidated Financial Statements (continued)
(Unaudited)
(In Thousands, Except Per Share Data)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$158	$356
Accounts receivable, net	232	9,808
Inventories, net	—	11,633
Prepaid expenses and other current assets	165	1,710
Total assets from discontinued operations	$555	$23,507

Liabilities
Current liabilities:
Accounts payable	$79	$9,743
Current lease liability	—	1,890
Current maturities of long-term debt	—	3,194
Accrued expenses and other liabilities	792	1,614
Total liabilities from discontinued operations	$871	$16,441
As of December 31, 2022, the fair value of the debt included in the liabilities from discontinued operations was $3,305. Fair values are based upon valuation models using market information, which fall into Level 3 in the fair value hierarchy. We capitalized no interest costs into property and equipment for the three and nine months ended September 30, 2023. We capitalized interest costs of $456 and $1,236, respectively, into property and equipment for the three and nine months ended September 30, 2022.
In August 2023, we received an insurance claim reimbursement of $1,533 related to the J&J acquisition. The operating results of the discontinued operations, net of tax, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues	$—	$7,883	$32,237	$51,318
Cost of sales	(26)	9,447	34,105	49,335
Gross profit (loss)	26	(1,564)	(1,868)	1,983
Operating expenses:
Research and development	—	(5)	—	17
Selling, general and administrative expenses	(164)	2,130	3,173	7,212
Total operating expenses	(164)	2,125	3,173	7,229
Interest expense	—	78	14	160
Other income, net	(1,483)	(13)	(793)	(44)
Net income (loss) from discontinued operations, before income taxes	1,673	(3,754)	(4,262)	(5,362)
Net income (loss) from discontinued operations, net of income taxes	$1,673	$(3,754)	$(4,262)	$(5,362)

Benson Hill, Inc.
Notes to the Condensed Consolidated Financial Statements (continued)
(Unaudited)
(In Thousands, Except Per Share Data)

Depreciation, amortization and significant operating and investing items in the condensed consolidated statements of cash flows for the discontinued operations are as follows:

	Nine Months Ended September 30,
	2023	2022
Operating activities
Depreciation and amortization	$—	$1,512
Bad debt expense	53	135
Net loss on divestiture	172	—
Investing activities
Payments for acquisitions of property and equipment	—	(4,348)
Net proceeds from divestiture	2,378	—
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
Our financial instruments consist of cash and cash equivalents, restricted cash, marketable securities, accounts receivable, commodity derivatives, commodity contracts, accounts payable, accrued liabilities, warrant liabilities, conversion option liabilities, and notes payable. As of September 30, 2023 and December 31, 2022, we had cash and cash equivalents of $12,041 and $25,053, respectively, which include money market funds with maturities of less than three months. As of September 30, 2023 and December 31, 2022, we had restricted cash of $20,438 and $17,912. At September 30, 2023 and December 31, 2022, the carrying values of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued liabilities approximated fair value due to their short maturities.
The following tables provide the financial instruments measured at fair value on a recurring basis based on the fair value hierarchy:

	September 30, 2023
	Level 1	Level 2	Level 3	Total
Assets
U.S. treasury securities	$8,901	$—	$—	$8,901
Corporate bonds	$—	$32,281	$—	$32,281
Preferred stock	—	12,342	—	12,342
Marketable securities	$8,901	$44,623	$—	$53,524
Liabilities
Warrant liabilities	$716	$—	$978	$1,694
Conversion option liabilities	—	—	21	21
Total liabilities	$716	$—	$999	$1,715

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
The warrant liabilities consist of PIPE Investment Warrants, Convertible Notes Payable Warrants, Notes Payable Warrants, Private Placement Warrants, and Public Warrants. History, fair value hierarchy, valuation techniques and inputs of those warrants are more fully described in Note 5, Fair Value Measurements and Note 15, Warrant Liabilities, to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2022. Pursuant to the Third Amendment to the Convertible Loan and Security Agreement, as of September 30, 2023, the exercise price of the Convertible Notes Payable Warrants (the “Conversion Price”) is the lowest of (i) $2.47; (ii) the 5-day VWAP determined as of March 10, 2023, where “5-day VWAP” means the volume-weighted average price of our Common Stock, determined for the five consecutive trading days ending on the last trading day immediately preceding the applicable date; and (iii) the effective price per share of any bona fide equity offering prior to March 10, 2024. As such, as of September 30, 2023, these warrant liabilities are valued based on a Monte Carlo simulation that values the warrants using a probability weighted discounted cash flow model, which are considered Level 3 liabilities, whereas previously they were valued based on Black-Scholes option pricing model.

Benson Hill, Inc.
Notes to the Condensed Consolidated Financial Statements (continued)
(Unaudited)
(In Thousands, Except Per Share Data)

The significant inputs to the valuation of Level 3 warrants and conversion option liabilities as of September 30, 2023 were as follows:

	PIPE Investment Warrants	Private Placement Warrants	Convertible Notes Payable Warrants	Conversion Option Liabilities
Exercise Price	$3.90	$11.50	$2.47	$2.47
Stock Price	$0.33	$0.33	$0.33	$0.33
Volatility	98.9%	110.0%	100.0%	75.8%
Remaining term in years	3.49	3.00	3.25	1.25
Risk-free rate	4.8%	4.8%	4.8%	5.4%
Dividend yield	—%	—%	—%	—%
The significant inputs to the valuation of Level 3 warrants and conversion option liabilities as of December 31, 2022 were as follows:

	PIPE Investment Warrants	Private Placement Warrants	Convertible Notes Payable Warrants	Conversion Option Liabilities
Exercise Price	$3.90	$11.50	$2.47	$2.47
Stock Price	$2.55	$2.55	$2.55	$2.55
Volatility	90.4%	84.0%	89.0%	64.7%
Remaining term in years	4.24	3.75	4.00	2.00
Risk-free rate	4.0%	4.1%	4.1%	4.4%
Dividend yield	—%	—%	—%	—%
The following table summarizes the changes in the warrants and conversion option liabilities categorized as Level 3 for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Balance, beginning of period	$10,306	$26,907
Changes in estimated fair value	(9,307)	(25,908)
Ending balance, September 30, 2023	$999	$999

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Balance, beginning of period	$39,068	$42,457
Changes in estimated fair value	(3,129)	(33,122)
Issuance of PIPE Investment warrants	—	26,604
Ending balance, September 30, 2022	$35,939	$35,939
Fair Value of Long-Term Debt
As of September 30, 2023 and December 31, 2022, the fair value of our debt, including amounts classified as current, was $93,857 and $103,814, respectively. Fair values are based upon valuation models using market information, which fall into Level 3 in the fair value hierarchy.

Benson Hill, Inc.
Notes to the Condensed Consolidated Financial Statements (continued)
(Unaudited)
(In Thousands, Except Per Share Data)
6. Investments in Available-for-Sale Securities
We have invested in marketable debt securities, primarily investment-grade corporate bonds, preferred stock, and highly liquid U.S Treasury securities, which are held in the custody of a major financial institution. These securities are classified as available-for-sale and, accordingly, the unrealized gains and losses are recorded through other comprehensive income and loss.
Marketable securities classified as available-for-sale securities are summarized below:

	September 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury securities	$9,589	$—	$(3)	$9,586
Corporate bonds	33,831	2	(2,080)	31,753
Preferred stock	13,082	—	(897)	12,185
Total Investments	$56,502	$2	$(2,980)	$53,524

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury securities	$1,059	$—	$—	$1,059
Corporate bonds	122,257	—	(5,641)	116,616
Preferred stock	15,454	—	(1,008)	14,446
Total Investments	$138,770	$—	$(6,649)	$132,121
The aggregate fair value of investments with unrealized losses that had been owned for less than a year was $17,662 and $66,296 as of September 30, 2023 and December 31, 2022, respectively. The aggregate fair value of investments with unrealized losses that had been owned for more than one year was $30,800 and $64,723 as of September 30, 2023 and December 31, 2022, respectively.
Available-for-sale investments outstanding as of September 30, 2023, classified as marketable securities in the condensed consolidated balance sheets, have maturity dates ranging from the fourth quarter of 2023 through the fourth quarter of 2026. The fair value of marketable securities as of September 30, 2023 with maturities within one year and one to five years is $28,417 and $25,107, respectively. We classify available-for-sale investments as current based on the nature of the investments and their availability to provide cash for use in current operations, if needed.
7. Derivatives
Corporate Risk Management Activities
We use exchange-traded futures to manage price risk of fluctuating Chicago Board of Trade prices related to forecasted purchases and sales of soybeans and soybean related products in the normal course of business. These risk management activities are actively monitored for compliance with our risk management policies.
As of September 30, 2023, we held financial futures related to a portion of our forecasted purchases of soybeans for an aggregate notional volume of 8,870 bushels of soybeans; 6,965 bushels of the aggregate notional volume will settle in 2023 with the remaining 1,905 bushels settling in 2024. As of September 30, 2023, we held financial futures related to a portion of our forecasted sales of soybean oil for an aggregate notional volume of 403 pounds of soybean oil; 385 pounds of soybean oil will settle in 2023 with the remaining settling in 2024. As of September 30, 2023, we held financial futures related to a portion of our forecasted sales of soybean meal for an aggregate notional volume of 67 tons of soybean meal; 61 tons of soybean meal will settle in 2023 with the remaining settling in 2024.

Benson Hill, Inc.
Notes to the Condensed Consolidated Financial Statements (continued)
(Unaudited)
(In Thousands, Except Per Share Data)
Tabular Derivatives Disclosures
We have master netting agreements with our counterparties, which allow for the settlement of contracts in an asset position with contracts in a liability position in the event of default or termination. Such netting arrangements reduce our credit exposure related to these counterparties. As all of our derivative contracts are centrally cleared and therefore are cash-settled on a daily basis, the fair value approximates zero. Our derivative contracts were as follows:

	September 30, 2023		December 31, 2022
	Asset Derivative	Liability Derivative	Asset Derivative	Liability Derivative
Soybeans	$4,121	$2,578	$1,112	$1,925
Soybean oil	635	737	533	73
Soybean meal	1,282	70	400	2,414
Effect of daily cash settlement	(6,038)	(3,385)	(2,045)	(4,412)
Net derivatives as classified in the balance sheet	$—	$—	$—	$—
We had a current asset representing excess cash collateral posted to a margin account of $2,336 and $2,714 as of September 30, 2023 and December 31, 2022, respectively. These amounts are not included with the derivatives presented in the table above and are included in prepaid expenses and other current assets in the condensed consolidated balance sheets.
Currently, we do not seek cash flow hedge accounting treatment for our derivative financial instruments and thus changes in fair value are reflected in current earnings.
The tables below show the amounts of pre-tax gains and losses related to our derivatives:

	Three Months Ended September 30, 2023			Three Months Ended September 30, 2022
	Gain (loss) realized on derivatives	Unrealized gain (loss) on derivatives	Total gain (loss) recognized in income	Gain (loss) realized on derivatives	Unrealized gain (loss) on derivatives	Total gain (loss) recognized in income
Soybeans	$(2,573)	$2,705	$132	$(1,988)	$(1,927)	$(3,915)
Soybean oil	48	1,112	1,160	2,078	1,074	3,152
Soybean meal	968	(217)	751	(1,846)	2,065	219
Total	$(1,557)	$3,600	$2,043	$(1,756)	$1,212	$(544)

	Nine Months Ended September 30, 2023			Nine Months Ended September 30, 2022
	Gain (loss) realized on derivatives	Unrealized gain (loss) on derivatives	Total gain (loss) recognized in income	Gain (loss) realized on derivatives	Unrealized gain (loss) on derivatives	Total gain (loss) recognized in income
Soybeans	$(3,820)	$2,357	$(1,463)	$(8,219)	$(716)	$(8,935)
Soybean oil	2,548	(563)	1,985	(5,327)	1,281	(4,046)
Soybean meal	894	3,227	4,121	(2,091)	2,837	746
Total	$(378)	$5,021	$4,643	$(15,637)	$3,402	$(12,235)
Our soybean positions are designed to hedge risk related to inventory purchases, therefore the gains and losses on soybean instruments are recorded in cost of sales in the condensed consolidated statements of operations. Our soybean oil and soybean meal positions are designed to hedge risk related to sales transactions therefore the gains and losses on soybean oil and soybean meal instruments are recorded in revenues in the condensed consolidated statements of operations.
We classify the cash effects of our derivatives within the “Cash Flows from Operating Activities” section of the condensed consolidated statements of cash flows.

Benson Hill, Inc.
Notes to the Condensed Consolidated Financial Statements (continued)
(Unaudited)
(In Thousands, Except Per Share Data)
8. Inventories, Net
Inventories, net consist of the following:

	September 30, 2023	December 31, 2022
Raw materials and supplies	$12,070	$37,483
Work-in-process	5,804	4,977
Finished goods	12,545	19,650
Total inventories	$30,419	$62,110
Work-in-process inventory consists of seed provided to contracted seed producers and growers with which we hold a purchase option for, or are required to purchase the future harvested seeds or grains. It also includes crops under production which represent the direct costs of land preparation, seed, planting, growing, and maintenance.
9. Debt

	September 30, 2023	December 31, 2022
DDB Term loan, due April 2025	$6,541	$7,393
DDB Equipment loan, due July 2024	700	1,225
Convertible Notes Payable, due March 2024	112,700	110,700
Equipment Financing, due March 2025	585	873
Notes Payable, varying maturities through June 2026	66	81
Less: unamortized debt discount and debt issuance costs	(11,415)	(14,039)
	109,177	106,233
Less: current maturities of long-term debt	(35,581)	(2,242)
Long-term debt	$73,596	$103,991
Term Loan, Equipment Loan and Revolver
In April 2019, our wholly-owned subsidiary, Dakota Dry Bean, Inc. (“DDB”) entered into a Credit Agreement comprised of a $14,000 aggregate principal amount of floating rate, five-year term loan (“DDB Term Loan”), a $3,500 floating rate, five-year loan to be used for facility expansion (“DDB Equipment Loan”), and a $6,000 floating rate revolving credit facility (“DDB Revolver”), which is renewed annually (together the “Credit Agreement”). In the fourth quarter of 2022, the DDB Revolver maturity date was extended to November 2023. In the second quarter of 2023, the DDB Term Loan maturity date was extended to April 2025. As of September 30, 2023, the interest rate is U.S. prime rate plus 0.75% on the DDB Term Loan and DDB Equipment Loan, and U.S. prime rate plus 0.25% on the DDB Revolver.
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
Under the Credit Agreement, DDB and us must comply with certain financial covenants based on DDB’s operations, including a minimum working capital covenant, a minimum net worth covenant, a funded debt to EBITDA ratio covenant, and a fixed charge coverage ratio covenant.
Benson Hill, Inc., as guarantor, must also comply with a minimum cash covenant. The Credit Agreement also contains various restrictions on our activities, including restrictions on indebtedness, liens, investments, distributions, acquisitions and dispositions, control changes, transactions with affiliates, establishment of bank and brokerage accounts, sale-leaseback transactions, margin stocks, hazardous substances, hedging, and management agreements. During the third quarter of 2023, we were in compliance with the financial covenants under the Credit Agreement.

Benson Hill, Inc.
Notes to the Condensed Consolidated Financial Statements (continued)
(Unaudited)
(In Thousands, Except Per Share Data)
Convertible Notes Payable
In December 2021, we entered into a financing agreement with an investment firm (the “Convertible Loan and Security Agreement”), which included a commitment by the lender to make term loans available to us in an amount of up to $100,000 with $80,000 available immediately. Under the original Convertible Loan and Security Agreement, upon our achievement of certain milestones, a second tranche of $20,000 became available on June 30, 2022 and we could elect to extend the interest-only period from 12 to 24 months and the maturity date by six months as of September 30, 2022.
We executed term notes with the lender in December 2021 in the aggregate amount of $80,000 with an initial term of 36 months payable in interest only, at the greater of (a) the prime rate of interest as published in the Wall Street Journal or (b) 3.25% per annum, plus 5.75% per annum for the first 12 months and principal and interest payments for the remaining 24 months. The term notes are secured by substantially all of our assets.
In June 2022, we amended the Convertible Loan and Security Agreement (“First Amendment”), which changed the definition of gross margin, and modified the Conversion Price and the Exercise Price. The change to the definition of gross margin removed the impact of derivative hedging gains or losses related to future periods and resulted in our achievement of the milestones required to draw on the second tranche. We drew on the full $20,000 available under the second tranche upon entering into this amendment.
In November 2022, we entered into a second amendment to the Convertible Loan and Security Agreement (“Second Amendment”), which, among other things, changed the definition of Outstanding Shares based on the updated definition of Market Cap Threshold I. Additionally, the required minimum liquidity covenant requirement was reduced from six months to four months. The Second Amendment also increased the designated interest rate by 25 basis points. Pursuant to the Second Amendment, we achieved the milestones required to extend the interest-only period from 12 to 24 months and extend the maturity date by six months. This extended the interest-free period through 2023 and the maturity date to June 2025.
In March 2023, we entered into a third amendment to the Convertible Loan and Security Agreement (“Third Amendment”), which, among other things, extended the interest-only period for six months through the second quarter of 2024 and allowed the restricted cash to be counted towards the required minimum liquidity covenant calculation. In addition, the Third Amendment increased the final balloon payment by 200 basis points and reset the prime rate floor from 5.75% to 7.75%.
In October 2023, we entered into a fourth amendment to the Convertible Loan and Security Agreement (“Fourth Amendment”) with the lender. Refer to Note 16, Subsequent Events for further details.
As of September 30, 2023, upon maturity or other satisfaction of the term notes, a final payment (in addition to other payments of principal and interest) equal to $12,700 is payable by us to the lenders. In the event the term notes are prepaid, a prepayment fee is due, ranging from 1% to 6% of the principal amount of the term notes, based upon the time from the initial closing to the prepayment date.
At any time after six months and before 42 months from the closing date of the initial term notes, up to $20,000 of the principal amount of the term loans then outstanding may be converted (at the lender’s option) into shares of our common stock.
The conversion option is subject to: (a) the closing sales price of our common stock for each of the seven consecutive trading days immediately preceding the conversion, being greater than or equal to the conversion price; (b) the shares of our common stock issued in connection with any such conversion not exceeding 20% of the total trading volume of our common stock for the 22 consecutive trading days immediately prior to and including the effective date of the conversion; and (c) all lenders’ pro forma shares of our common stock resulting from the conversion option, when added to all lenders’ pro forma shares of our common stock resulting from the exercise of the warrants, not exceeding 2.5% of the number of shares of our common stock outstanding at the time of the conversion.
As of September 30, 2023, the lender has not yet exercised their conversion option for any portion of the outstanding principal. The fair value of the conversion option, an estimated $8,783 at issuance, was recorded as a debt discount, which is amortized over the life of the term notes using the effective interest method and recorded as interest expense.
Under the terms of the Convertible Loan and Security Agreement, we must comply with certain affirmative, negative, and financial covenants. These covenants are primarily restrictions on our activities, including restrictions on indebtedness, liens, dividends, and significant business changes. We are required to maintain, at all times, a minimum remaining months liquidity

Benson Hill, Inc.
Notes to the Condensed Consolidated Financial Statements (continued)
(Unaudited)
(In Thousands, Except Per Share Data)
equal to or greater than six months. We were in compliance with the financial covenants under the Convertible Loan and Security Agreement during the nine months ended September 30, 2023.
Equipment Financing
In March 2022, we entered into a sale-leaseback transaction relating to certain of our equipment. We evaluated whether the transaction qualified as a sale under ASC 606 and ultimately determined that as the leases are classified as financing leases under ASC 842, the transaction did not qualify as a sale and therefore control of the equipment was not transferred. Therefore, the proceeds from the sales of $1,160 were recorded as a financing liability in 2022. We will make monthly payments of $33 under the financing arrangement for a term of 36 months.
10. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

	September 30, 2023	December 31, 2022
Payroll and employee benefits	$6,960	$12,306
Insurance premiums	55	4,687
Professional services	1,532	2,842
Research and development	608	924
Inventory	—	530
Interest	170	167
Contract liability	6,706	9,965
Other	2,608	2,014
	$18,639	$33,435
11. Income Taxes
Our effective tax rate was 0% for the three and nine months ended September 30, 2023 and 2022. The 2023 and 2022 effective tax rates differed from the statutory rate of 21% primarily due to the fact that we recorded no income tax benefit on our pretax losses as we recorded a full valuation allowance globally. The tax benefit recorded in 2023 relates primarily to the reversal of deferred tax liabilities due to the impairment of goodwill.
12. Comprehensive Income
Our other comprehensive income (loss) (“OCI”) consists of unrealized gains and losses on marketable debt securities classified as available for sale and foreign currency translation adjustments from our subsidiaries in Brazil and Canada.
The following table shows changes in accumulated other comprehensive income (“AOCI”) by component for the three and nine months ended September 30, 2023 and 2022:

Benson Hill, Inc.
Notes to the Condensed Consolidated Financial Statements (continued)
(Unaudited)
(In Thousands, Except Per Share Data)

	Cumulative Foreign Currency Translation	Unrealized Gains/(Losses) on Marketable Securities	Total
Balance as of June 30, 2023	$(385)	$(3,186)	$(3,571)
Other comprehensive income before reclassifications	—	395	395
Amounts reclassified from AOCI	—	14	14
Other comprehensive income	—	409	409
Balance at September 30, 2023	$(385)	$(2,777)	$(3,162)

Balance at December 31, 2022	$(385)	$(6,710)	$(7,095)
Other comprehensive income before reclassifications	—	875	875
Amounts reclassified from AOCI	—	3,058	3,058
Other comprehensive income	—	3,933	3,933
Balance at September 30, 2023	$(385)	$(2,777)	$(3,162)

Balance as of June 30, 2022	$(421)	$(6,657)	$(7,078)
Other comprehensive income (loss) before reclassifications	(1)	(1,759)	(1,760)
Amounts reclassified from AOCI	—	(97)	(97)
Other comprehensive income (loss)	(1)	(1,856)	(1,857)
Balance at September 30, 2022	$(422)	$(8,513)	$(8,935)

Balance at December 31, 2021	$(376)	$(727)	$(1,103)
Other comprehensive loss before reclassifications	(46)	(9,918)	(9,964)
Amounts reclassified from AOCI	—	2,132	2,132
Other comprehensive loss	(46)	(7,786)	(7,832)
Balance at September 30, 2022	$(422)	$(8,513)	$(8,935)
Amounts reclassified from AOCI were reported within “Other (income) expense, net” on the condensed consolidated statements of operations. The Company’s accounting policy is to release the income tax effects (if applicable) from AOCI when the individual units of account are sold.
13. Loss Per Common Share
We compute basic net income (loss) per common share using the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is computed using the weighted average number of common shares and the effect of potentially dilutive securities outstanding during the period. Potentially dilutive securities may consist of warrants, stock options and restricted stock units. The dilutive effect of outstanding warrants, stock options and restricted stock units are reflected in diluted earnings per share by application of the treasury stock method. The weighted average share impact of warrants, stock options and restricted stock units that were excluded from the calculation of diluted shares outstanding due to us incurring a net loss for the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Anti-dilutive common share equivalents:
Warrants	—	—	—	25
Stock options	485	3,804	840	4,112
Restricted stock units	9,299	5,116	8,414	4,444
Total anti-dilutive common share equivalents	9,784	8,920	9,254	8,581

Benson Hill, Inc.
Notes to the Condensed Consolidated Financial Statements (continued)
(Unaudited)
(In Thousands, Except Per Share Data)
The following table sets forth the computation for basic and diluted net loss from continuing operations per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net loss from continuing operations	$(19,243)	$(26,415)	$(73,203)	$(68,937)
Denominator:
Weighted average common shares outstanding, basic and diluted	188,223	186,097	187,691	177,539
Net loss from continuing operations per common share, basic and diluted	$(0.10)	$(0.14)	$(0.39)	$(0.39)
14. Commitments and Contingencies
Litigation
We accrue for cost related to contingencies when a loss is probable, and the amount is reasonably determinable. Disclosure of contingencies is included in the condensed consolidated financial statements when it is at least reasonably possible that a material loss or an additional material loss in excess of amounts already accrued may be incurred. For all litigation matters, the accruals were immaterial as of September 30, 2023 and December 31, 2022.
Other Commitments
As of September 30, 2023, we have committed to purchase from seed producers and growers at dates throughout 2023 and 2025 at fixed prices aggregating to $82,418 based on commodity futures or market prices, other payments to growers, and estimated yields per acre, of which $81,185 are due within one year. In addition to the obligations for which the price is fixed or determinable, we have committed to purchase from seed producers and growers 2,125 bushels throughout 2023 and 2024 for which the pricing is currently variable. These amounts are not recorded in the condensed consolidated financial statements because we have not taken delivery of the grain or seed as of September 30, 2023 and due to the fact that the grain or seed are subject to specified quality standards prior to delivery.
15. Segment Information
In December 2022, we divested our Fresh segment and reclassified the related financial information to discontinued operations for all periods presented. As we divested our Fresh segment, we re-evaluated our operating and reportable segments and concluded that we operate under one operating segment and one reportable segment, Ingredients, as our chief operating decision maker (“CODM”) reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources and evaluating financial performance. Our current business delivers healthy food ingredients derived from soybean seeds, meal and oil and processed yellow peas. Although the CODM assesses performance and allocates resources on a consolidated basis, we have relevant product level revenue disaggregation. Specifically, our revenue can be disaggregated into the following product categories: Proprietary and Non-Proprietary. Proprietary revenue is defined as any sale of a proprietary bean, byproduct from crushing a proprietary bean, or a blend of proprietary byproducts with commodity grade byproducts. Non-Proprietary revenue is all other revenue from non-Proprietary sources. Revenues and operating results for the three and nine months ended September 30, 2023 and 2022 are as follows:

Benson Hill, Inc.
Notes to the Condensed Consolidated Financial Statements (continued)
(Unaudited)
(In Thousands, Except Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues
Domestic	$112,681	$115,503	$322,231	$271,207
International	385	6,793	34,516	10,846
Total Revenues	$113,066	$122,296	$356,747	$282,053

Point in time	$110,854	$120,295	$351,698	$279,913
Over time	2,212	2,001	5,049	2,140
Total Revenues	$113,066	$122,296	$356,747	$282,053

Proprietary	$33,122	$26,036	$77,046	$52,298
Non-Proprietary	79,944	96,260	279,701	229,755
Total Revenues	$113,066	$122,296	$356,747	$282,053
The CODM uses Adjusted EBITDA to review and assess our operating performance. We define Adjusted EBITDA as net loss from continuing operations excluding income taxes, interest, depreciation, amortization, stock-based compensation, changes in fair value of warrants and conversion options, realized (gains) losses on marketable securities, goodwill and long-lived asset impairment, restructuring-related costs (including severance costs) and the impact of significant non-recurring items. Adjustments to reconcile net loss from continuing operations to Adjusted EBITDA for the three and nine months ended September 30, 2023 and 2022 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss from continuing operations, net of income taxes	$(19,243)	$(26,415)	$(73,203)	$(68,937)
Interest expense, net	7,179	6,200	20,425	16,030
Income tax expense (benefit)	6	13	(117)	30
Depreciation and amortization	5,460	5,052	16,056	14,992
Stock-based compensation	867	4,412	(392)	15,771
Changes in fair value of warrants and conversion option	(12,001)	(4,036)	(30,661)	(41,676)
Impairment of goodwill	—	—	19,226	—
Severance	386	185	1,624	474
Other	3,187	(95)	6,061	3,489
Total Adjusted EBITDA	$(14,159)	$(14,684)	$(40,981)	$(59,827)
16. Subsequent Events
Sale of Seymour, Indiana Soybean Crush Facility
On October 31, 2023, we entered into an asset purchase agreement (the “Asset Purchase Agreement”) with White River Soy Processing, LLC (“White River”), pursuant to which, among other things, on October 31, 2023, we sold our soybean processing facility located in Seymour, Indiana, together with certain related assets, for approximately $36,000 of total gross proceeds, which includes $25,900 for the facility assets and the remainder for net working capital, subject to certain adjustments, including an adjustment for inventory and other working capital. We will also provide certain administrative support services to White River for a six-month period. We are currently assessing the accounting impact of this transaction.

Benson Hill, Inc.
Notes to the Condensed Consolidated Financial Statements (continued)
(Unaudited)
(In Thousands, Except Per Share Data)
Amendment to Convertible Notes Payable
In October 2023, we entered into a fourth amendment to the Convertible Loan and Security Agreement (the “Fourth Amendment”), which, among other things: changed the maturity date to March 1, 2024; changed the prepayment fee to be equal to 1% of any prepayment of Loans (as defined in the Convertible Loan and Security Agreement) for any prepayments made prior to January 14, 2024; increased the “final payment” from 12.70% to 17.70% of the original Commitment amount of $100,000; within one business day after closing of certain sales of our equity securities, we must pay as a prepayment the lesser of (i) 100% of the net closing proceeds or (ii) the outstanding principal of the Obligations (as defined in the Convertible Loan and Security Agreement); within one business day of the closing of certain asset sales, we must pay as a prepayment the net closing proceeds from such asset sales; within one business day of either November 15, 2023 or the closing of certain asset sales, we must pay as a prepayment the lesser of (i) all cash in the Blocked Account (as defined in the Convertible Loan and Security Agreement) or (ii) the outstanding principal and pro rata portion of fees due, the financial covenant to maintain at all times a minimum liquidity equal to or greater than four or six months will be removed effective upon the lender’s receipt of net closing proceeds from certain asset sales and all cash in the Blocked Account and following such removal we will instead be required to maintain $20,000 of unrestricted cash at all times, and the Warrants (as defined in the Convertible Loan and Security Agreement) must be repriced based on the trailing 5-day VWAP immediately prior to the date of the Fourth Amendment.

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
Generally, statements that are not historical facts, including statements concerning possible or assumed future actions, business strategies, events or results of operations, are forward-looking statements. These statements may be preceded by, followed by or include the words “believe,” “estimate,” “expect,” “intend,” “project,” “forecast,” “may,” “will,” “should,” “could,” “would,” “seek,” “plan,” “scheduled,” “anticipate,” “intend,” or similar expressions, as well as the negative of such statements. Forward-looking statements contained in this report include, but are not limited to, statements about our ability to:
•complete and achieve the anticipated benefits of our transition to an asset-light business model with a focused expansion into broadacre animal feed markets, which transition contemplates the sale of our processing assets, the payoff of our senior debt, and our entry into strategic partnerships and/or licensing arrangements;
•complete the actions associated with, and achieve the anticipated benefits of, the execution of the Liquidity Improvement Plan and other cost-saving measures in a timely manner, or at all;
•repay our current high-cost debt in a timely manner, or at all;
•comply with the covenants of our debt financing agreements;
•continue as a going concern;
•maintain our listing on the New York Stock Exchange;
•obtain from the issuance of equity and/or non-dilutive sources the amount of additional capital that we believe may be needed to achieve our financial objectives;
•identify, evaluate and consummate strategic opportunities in ways that maximize stockholder value;
•realize the anticipated benefits of the divestiture of our Fresh business;
•execute our business strategy, including our business transition and monetization of services provided and expansions in and into existing and new lines of business;
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
Forward-looking statements represent our estimates and assumptions only as of the date of this report. You should understand that the following important factors, in addition to those discussed under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022 and in Part II, Item 1A of this report, as well as elsewhere in this report, could affect our future results, and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements in this report:
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
These and other factors that could cause actual results to differ from those implied by the forward-looking statements in this report are more fully described under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022 and in Part II, Item 1A of this report, as well as elsewhere in this report. Other sections of this report describe additional factors that could adversely affect our business, financial condition or results of operations. New risk factors emerge from time to time and it is not possible to predict all such risk factors, nor can we assess the impact of all such risk factors on our business, or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Except as otherwise required by law, we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained in this report to reflect any change in our expectations or any change in events, conditions or circumstances on which any of our forward-looking statements are based. We qualify all of our forward-looking statements by these cautionary statements.
OVERVIEW
Benson Hill is a food and feed technology company on a mission to lead the pace of innovation in food. We have a vision to build a healthier and happier world by unlocking the natural genetic diversity of plants with the leading technology platform, CropOS®. Starting with consumer demand, we leverage CropOS® and advanced breeding techniques to design food that’s better from the beginning: more nutritious, more functional, and more accessible while enabling efficient production and delivering novel sustainability benefits to food and feed customers. We are headquartered in St. Louis, Missouri, where most of our research and development activities are managed. We operate a soy-crushing and food-grade white flake and soy flour manufacturing operation in Creston, Iowa, and we process dry peas in North Dakota. We recently sold our soy crushing facility in Seymour, Indiana. We sell our products throughout North America, in Europe and in several countries globally.
To date, we have had an integrated go-to-market approach, leveraging the existing parts of the supply chain to create a feedback loop between consumers, farmers, and our seed innovations that has been lacking across the siloed agri-food value chain. We are working on designing products with the consumer in mind, contract with farmers to grow and buy back the harvest, preserve the product identity through manufacturing and ultimately sell ingredients, soybean meal, and oil products directly and indirectly to food companies, feed formulators, retailers, and others. We believe the integration and control of the product throughout the entire supply chain has helped to enable us to link data to outcomes in our CropOS® platform with the purpose of fueling the next generation of innovative products. Additionally, we believe this product information linkage will work to optimize environmental and social impacts, as well as traceability throughout the supply chain.
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
We partner with farmers, ingredient companies, and plant-based food and feed customers to commercialize our proprietary innovations in soybean, and in the near future yellow pea, for broad market applications in human food ingredients, edible oils, pet food, and aquafeed. In particular, our Ultra-High Protein (“UHP”) soy-based ingredients have the potential to eliminate costly water- and energy-intensive ingredient processing steps associated with producing soy protein concentrate (“SPC”) products for the food and feed markets, which can alleviate supply constraints in North America and elsewhere. In the future, we plan to enter the animal feed market through an asset-light business model and secure partnership and licensing agreements to scale our product innovations. The change requires the divestiture of certain of our processing assets to provide the necessary liquidity runway. The emergence of significant market headwinds in the food, aquaculture, and specialty oil markets is a factor in the decision to reshape the business to best position the current proprietary product portfolio and future product pipeline for significant growth. Our proprietary portfolio today includes soy flake, soy grits, soy meal and soy flour for established food markets such as snacks, baked goods, and meat extensions, and a functional alternative to traditional SPC for plant-based protein alternatives to meat, dairy, and other emerging categories.

RECENT DEVELOPMENTS
The execution of our transition to an asset-light business model and our expanded Liquidity Improvement Plan, both described below, are subject to significant business, financial, operational, timing, market and other risks. We can provide no assurance that we will be able to successfully execute our plans. Please see Part II, Item 1A of this report, for a description of risk factors that may impact our ability to execute our plans.
Business Transition
On October 31, 2023, we announced plans to improve our financial position and accelerate our transition to an asset-light business model with a focused expansion into broadacre animal feed markets, intended to complement our accomplishments in human food ingredients. Under this transition plan, we intend to serve the animal feed market through an asset-light business model and secure partnership and licensing agreements to scale our product innovations. Execution of this transition plan, and of our Liquidity Improvement Plan described below, requires the divestiture of certain of our processing assets, the proceeds of which we believe will help provide us with sufficient liquidity while we seek to secure partnership and licensing agreements to help us execute on our long-term strategy.
Expansion of Liquidity Improvement Plan
On March 27, 2023, our Board of Directors committed to a Liquidity Improvement Plan (the “Liquidity Improvement Plan”) intended to improve liquidity by an estimated $65 million to $85 million by the end of 2024. We are executing the Liquidity Improvement Plan to create a more cost-efficient organization and enhance our capital structure to execute on our strategic priorities. We recently announced an expansion of the Liquidity Improvement Plan to include the divestiture of certain of our processing assets in connection with our transition to an asset-light business model. On October 31, 2023, we sold our soy processing facility located in Seymour, Indiana for $36 million of total gross proceeds, subject to certain adjustments. Through the combination of cash on hand, savings driving by our expanded Liquidity Improvement Plan, and net proceeds from our completed and anticipated asset dispositions, we expect to have approximately $170 million to $200 million to retire our current high-cost term loan debt by its maturity date and help create approximately 12 months of liquidity. We plan to use this anticipated liquidity runway while we seek to secure partnership and licensing agreements to help us execute our long-term strategy.
We have commenced the actions associated with our expanded Liquidity Improvement Plan, and expect the execution of the Liquidity Improvement Plan to be substantially complete by the end of the first quarter of 2024. As expanded, the Liquidity Improvement Plan is expected to include improving operating efficiencies by reducing certain operating costs, restructuring certain parts of our organization, divesting assets, and reducing our working capital requirements. We estimate that we will incur approximately $5.7 million in one-time expenses in connection with the Liquidity Improvement Plan. Included in this amount are approximately $3.6 million in costs attributable to our sale of our Seymour, Indiana facility, and approximately $2.1 million of expenses we expect to incur relating to employee severance and benefits costs. For the three and nine months ended September 30, 2023, we incurred charges of $0.4 million and $1.8 million, respectively, within selling, general and administrative expenses on the Condensed Consolidated Statement of Operations associated with the Liquidity Improvement Plan.
Sale of Seymour
In connection with our execution of the Liquidity Improvement Plan, on October 31, 2023, we entered into an asset purchase agreement (the “Asset Purchase Agreement”) with White River Soy Processing, LLC (“White River”), pursuant to which, among other things, on October 31, 2023, we sold our soybean processing facility located in Seymour, Indiana, together with certain related assets, for approximately $36 million of total gross proceeds, which includes $25.9 million for the facility assets and the remainder for net working capital, subject to certain adjustments, including an adjustment for inventory. We will also provide certain administrative support services to White River for a six-month period. We are currently assessing the accounting impact of this transaction.
This transaction represents the completion of an expected milestone as we implement cost and operational improvements as part of our expanded Liquidity Improvement Plan. We intend to use the proceeds to improve our liquidity position, by paying down debt, and reduce operating and working capital costs, while maintaining relationships with farmer partners in Indiana. See Item 1.01 of our Current Report on Form 8-K filed with the SEC on October 31, 2023 for additional information.
Convertible Notes Payable
Pursuant to the Convertible Loan and Security Agreement, we and certain of our directly or indirectly wholly-owned subsidiaries have borrowed an aggregate principal sum of $100.0 million. The additional proceeds from the Convertible Loan and Security Agreement provided us liquidity to fund our business. In March 2023, we entered into a third amendment to the

Convertible Loan and Security Agreement, which, among other things, extended the interest-only period for six months through the second quarter of 2024 and allowed the restricted cash to be counted towards the required minimum liquidity covenant calculation. In addition, the terms of this amendment increased the final balloon payment by 200 basis points, reset the prime rate floor from 5.75% to 7.75%, and amended the exercise price of the Convertible Notes Payable Warrants to be the lower of (i) $2.47; (ii) the 5-day VWAP determined as of March 10, 2023, where “5-day VWAP” means the volume-weighted average price of our common stock, determined for the five consecutive trading days ending on the last trading day immediately preceding the applicable date; and (iii) the effective price per share of any bona fide equity offering prior to March 10, 2024. Fees associated with the amendment were 2% of the outstanding balance, or $2 million (see Note 9, Debt in the notes to the condensed consolidated financial statements of this Form 10-Q for further discussion).
In October 2023, we entered into a fourth amendment to the Convertible Loan and Security Agreement, which, among other things: changed the maturity date to March 1, 2024; changed the prepayment fee to be equal to 1% of any prepayment of loans under the Convertible Loan and Security Agreement for any prepayments made prior to January 14, 2024; increased the “final payment” from 12.70% to 17.70% of the original Commitment amount of $100.0 million; within one business day after closing of certain sales of our equity securities, we must pay as a prepayment the lesser of (i) 100% of the net closing proceeds or (ii) the outstanding principal of the Obligations (as defined in the Convertible Loan and Security Agreement); within one business day of the closing of certain asset sales, we must pay as a prepayment the net closing proceeds from such asset sales; within one business day of either November 15, 2023 or the closing of certain asset sales, we must pay as a prepayment the lesser of (i) all cash in the Blocked Account (as defined in the Convertible Loan and Security Agreement) or (ii) the outstanding principal and pro rata portion of fees due, the financial covenant to maintain at all times a minimum liquidity equal to or greater than four or six months will be removed effective upon the lender’s receipt of net closing proceeds from certain asset sales and all cash in the Blocked Account and following such removal we will instead be required to maintain $20 million of unrestricted cash at all times, and the Convertible Notes Payable Warrants must be repriced based on the trailing 5-day VWAP immediately prior to the date of the fourth amendment. See Item 2.03 of our Current Report on Form 8-K filed with the SEC on October 31, 2023 for additional information.
Notice of Delisting
On September 13, 2023, we received notice (the “Notice”) from the New York Stock Exchange (the “NYSE”) that as of September 12, 2023, we were not in compliance with the continued listing standard set forth in Section 802.01C of the NYSE’s Listed Company Manual (“Section 802.01C”) because the average closing price of our common stock was less than $1.00 over a consecutive 30 trading-day period. The Notice had no immediate impact on the listing of our common stock on the NYSE, subject to our compliance with the NYSE’s other continued listing requirements.
We intend to consider a number of available alternatives to cure our non-compliance with the applicable price criteria in the NYSE’s continued listing standards. Pursuant to Section 802.01C, we have a period of six months following receipt of the Notice to regain compliance with the minimum share price requirement. We may regain compliance with the minimum share price requirement at any time during the six-month cure period if, on the last trading day of any calendar month during the cure period, or on the last day of the cure period, we have (i) a closing share price of at least $1.00, and (ii) an average closing share price of at least $1.00 over the 30 trading-day period ending on the last trading day of that month, or on the last day of the cure period, as applicable.
Section 802.01C requires us to notify the NYSE, within 10 business days of receipt of the Notice, of our intent to cure this deficiency. On September 26, 2023, we notified the NYSE of our intent to regain compliance with the requirements of Section 802.01C in a timely manner.
The Notice does not affect our business operations or our reporting obligations with the Securities and Exchange Commission (the “SEC”).
OTHER DEVELOPMENTS
Divestiture of J&J Produce, Inc.
On December 29, 2022, we entered into the Stock Purchase Agreement to sell J&J Produce, Inc. and all of the outstanding equity securities of J&J’s subsidiaries for aggregate cash consideration of $3,000, subject to certain adjustments (the “Stock Sale”). On June 30, 2023, we closed the Stock Sale. For more information, please see Note 4, Discontinued Operations in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q, which is hereby incorporated by reference herein.
Collaboration Agreement with ADM

On August 5, 2022, we entered into an exclusive collaboration and marketing rights agreement (the “Collaboration Agreement”) with Archer-Daniels-Midland Company (“ADM”) to commercialize certain high-protein soy ingredients for the human food and nutrition market in North America based on certain of our proprietary commercial soybean seed genetics (“Proprietary Soy Genetics”). Pursuant to the terms of the Collaboration Agreement, we have agreed to collaborate with ADM to engage soybean growers in certain parts of the United States to source production and supply of grain grown from Proprietary Soy Genetics (“Proprietary Soy Grain”) for processing by ADM into soy protein ingredients. We received an upfront cash payment and expect to receive annual technology access fees and value-sharing payments on all soy protein ingredients sold by ADM that are processed from the Proprietary Soy Grain supplied by us. We are eligible to receive milestone payments upon the achievement of certain objectives. Unless earlier terminated, the Collaboration Agreement will remain in effect until December 31, 2027, or until December 31, 2030 if extended pursuant to its terms. See Item 1.01 of our Current Report on Form 8-K filed with the SEC on August 8, 2022 for additional information.
PIPE Investment
On March 24, 2022, we entered into definitive subscription agreements with certain investors providing for the private placement of an aggregate of 26,150 units at a price of $3.25 per unit (the “PIPE Investment”). Each unit consists of (i) one share of our common stock, par value $0.0001 per share, and (ii) a warrant to purchase one-third of one share of common stock, for an aggregate purchase price of approximately $85.0 million. In connection with the PIPE Investment, we incurred transactions costs of $4.2 million. The net proceeds of $80.8 million provided us liquidity to fund our business.
RESULTS OF CONTINUING OPERATIONS
Comparison of the Three Months Ended September 30, 2023 and 2022
The following table shows the amounts from our condensed consolidated statements of operations, with the corresponding percentage change from the comparative prior year period:

	Three Months Ended September 30,
(USD in Thousands)	2023	2022	Change	% Change
Revenues	$113,066	$122,296	$(9,230)	(8)%
Cost of sales	108,927	116,365	(7,438)	(6)%
Gross profit (loss)	4,139	5,931	(1,792)	(30)%
Operating expenses:
Research and development	10,525	11,438	(913)	(8)%
Selling, general and administrative expenses	17,874	18,912	(1,038)	(5)%
Impairment of goodwill	—	—	—	100%
Total operating expenses	28,399	30,350	(1,951)	(6)%
Loss from operations	(24,260)	(24,419)	159	(1)%
Other (income) expense:
Interest expense, net	7,179	6,200	979	16%
Changes in fair value of warrants and conversion option	(12,001)	(4,036)	(7,965)	197%
Other expense, net	(201)	(181)	(20)	11%
Total other (income) expense, net	(5,023)	1,983	(7,006)	(353)%
Net loss from continuing operations before income taxes	(19,237)	(26,402)	7,165	(27)%
Income tax expense (benefit)	6	13	(7)	(54)%
Net loss from continuing operations, net of income taxes	$(19,243)	$(26,415)	$7,172	(27)%
The following table shows our revenue disaggregated into Proprietary and Non-Proprietary product categories, with the corresponding percentage change from the comparative prior year period:

	Three Months Ended September 30,
(USD in Thousands)	2023	2022	Change	% Change
Proprietary	$33,122	$26,036	$7,086	27%
Non-Proprietary	79,944	96,260	(16,316)	(17)%
Total Revenues	$113,066	$122,296	$(9,230)	(8)%

Revenues
Revenue for the three months ended September 30, 2023 was $113.1 million, a decrease of $9.2 million as compared to the same period in 2022. Included within revenue are the results of exchange-traded futures used to manage the risk of fluctuating Chicago Board of Trade prices related to forecasted ingredient sales entered into in the normal course of business. These economic hedges resulted in gains of $1.9 million for the three months ended September 30, 2023. For the three months ended September 30, 2022, revenues included gains of $3.4 million associated with hedging activities. After accounting for all hedging activity, the year-over-year revenue decrease was primarily driven by an approximate 17 percent decline in non-proprietary revenues due to record-level crush margins in the third quarter of 2022. Proprietary revenues increased by approximately 27 percent, driven by greater availability of product and the sale of proprietary soybeans into the commodity market. This was somewhat offset by partnerships and licensing agreements that contributed positively during the three months ended September 30, 2023 compared to the same period in 2022.
Gross Profit (Loss)
For the three months ended September 30, 2023, we reported a gross profit of $4.1 million, as compared to a gross profit of $5.9 million for the same period in 2022. Included within gross profit for the three months ended September 30, 2023 were $2.0 million in gains associated with hedging activities, as compared to losses of $0.5 million associated with hedging activities for the same period in 2022. The overall decrease in reported gross profit was driven by the sale of proprietary products into the commodity markets at unfavorable margins and non-recurring factors affecting the supply chain, including logistics and unscheduled maintenance costs at our processing facilities. This was somewhat offset by partnerships and licensing agreements that contributed positively to the gross profit during the three months ended September 30, 2023 compared to the same period in 2022.
Research and Development Expenses
Research and development expenses for the three months ended September 30, 2023 were $10.5 million, a decrease of $0.9 million as compared to the same period in 2022. We continue to invest in technology costs, facilities expenses (primarily related to the Crop Accelerator facility), and workforce-related expenses as we did in 2022 to continue to drive innovation in food with our CropOS® technology platform.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended September 30, 2023 were $17.9 million, a decrease of $1.0 million as compared to the same period in 2022. The decrease was primarily due to a decrease in non-cash stock-based compensation expense driven by the overall decline in the current share price of our common stock and stock award modifications during the three months ended September 30, 2023 compared to the same period in 2022. We incurred approximately $2.5 million of non-recurring expenses in the quarter related to the the evolution of our company to an asset-light business model and entry into the established and growing domestic animal feed markets.
Total Other (Income) Expense, Net
Total other (income) expense, net for the three months ended September 30, 2023 was $5.0 million, a decrease of $7.0 million as compared to the same period in 2022. The decrease was largely due to a $8.0 million reduction in the valuation of warrant and conversion option liabilities driven by the fluctuation in the share price of our common stock and equity volatility for the three months ended September 30, 2023 compared to the same period in 2022.
Income Tax (Benefit) Expense
No net income tax benefit for net operating losses incurred in the U.S. has been recorded due to uncertainty in realizing a benefit from these items. The tax expense recorded for the three month period ended September 30, 2023 relates to minor state and foreign taxes.

Comparison of the Nine Months Ended September 30, 2023 and 2022
The following table shows the amounts from our condensed consolidated statements of operations, with the corresponding percentage change from the comparative prior year period:

	Nine Months Ended September 30,
(USD in Thousands)	2023	2022	Change	% Change
Revenues	$356,747	$282,053	$74,694	26%
Cost of sales	340,117	279,315	60,802	22%
Gross profit (loss)	16,630	2,738	13,892	507%
Operating expenses:
Research and development	33,480	35,739	(2,259)	(6)%
Selling, general and administrative expenses	44,892	59,448	(14,556)	(24)%
Impairment of goodwill	19,226	—	19,226	100%
Total operating expenses	97,598	95,187	2,411	3%
Loss from operations	(80,968)	(92,449)	11,481	(12)%
Other (income) expense:
Interest expense, net	20,425	16,030	4,395	27%
Changes in fair value of warrants and conversion option	(30,661)	(41,676)	11,015	(26)%
Other expense, net	2,588	2,104	484	23%
Total other (income) expense, net	(7,648)	(23,542)	15,894	(68)%
Net loss from continuing operations before income taxes	(73,320)	(68,907)	(4,413)	6%
Income tax expense (benefit)	(117)	30	(147)	(490)%
Net loss from continuing operations, net of income taxes	$(73,203)	$(68,937)	$(4,266)	6%
The following table shows our revenue disaggregated into Proprietary and Non-Proprietary product categories, with the corresponding percentage change from the comparative prior year period:

	Nine Months Ended September 30,
(USD in Thousands)	2023	2022	Change	% Change
Proprietary	$77,046	$52,298	$24,748	47%
Non-Proprietary	279,701	229,755	49,946	22%
Total Revenues	$356,747	$282,053	$74,694	26%
Revenues
Revenue for the nine months ended September 30, 2023 was $356.7 million, an increase of $74.7 million as compared to the same period in 2022. Included within revenue are the results of exchange-traded futures used to manage the risk of fluctuating Chicago Board of Trade prices related to forecasted ingredient sales entered into in the normal course of business. These economic hedges resulted in gains of $6.1 million for the nine months ended September 30, 2023. For the nine months ended September 30, 2022, revenues included losses of $3.3 million associated with hedging activities. After accounting for all hedging activity, the year-over-year revenue increase was primarily driven by operational performance improvement, compared to the start up period at both soy crush facilities in the first half of 2022. Partially offsetting the positive performance was an unfavorable comparison to peak pricing in the third quarter of 2022 for non-proprietary products, and the market headwinds affecting demand for our proprietary products. Revenue performance also benefited from increased shipments of proprietary non-GMO soybeans, soy flours, aquafeed ingredients and high oleic oil products.
Gross Profit (Loss)
For the nine months ended September 30, 2023, we reported gross profit of $16.6 million, as compared to $2.7 million for the same period in 2022. Included within gross profit for the nine months ended September 30, 2023 were $4.6 million in gains associated with hedging activities, as compared to losses of $12.2 million associated with hedging activities for the same period in 2022. The overall increase in profitability was driven by operational efficiency gains and commercial activities associated with the second year operating the closed-loop business model and go-to-market strategy compared to the prior year period, which drove favorable performance in both proprietary and non-proprietary soy and yellow pea revenues. These benefits were partially offset by ongoing cost pressure and the negative pricing impacts from market headwinds beginning in the third quarter of this year.
Research and Development Expenses
Research and development expenses for the nine months ended September 30, 2023 were $33.5 million, a decrease of $2.3 million as compared to the same period in 2022. We continue to invest in technology costs, facilities expenses (primarily related to the Crop Accelerator facility) and workforce-related expenses as we did in 2022 to continue to drive innovation in food with our CropOS® technology platform.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the nine months ended September 30, 2023 were $44.9 million, a decrease of $14.6 million compared to the same period in 2022. The decrease was primarily due to a decrease in non-cash stock-based compensation expense driven by the overall decline in the current share price of our common stock and a $6.2 million decrease to stock-based compensation expense due to equity award modifications as a result of the separation of the former Chief Executive Officer during the nine months ended September 30, 2023 compared to the same period in 2022. We incurred approximately $4.3 million of non-recurring expenses in the quarter related to the the evolution of our company to an asset-light business model and entry into the established and growing domestic animal feed markets.
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
Total Other (Income) Expense, Net
Total other income, net for the nine months ended September 30, 2023, was $7.6 million, a decrease of $15.9 million as compared to the same period in 2022. The decrease was largely due to a change of $11.0 million in the valuation of warrant and conversion option liabilities driven by the fluctuation in the share price of our common stock and equity volatility and an increase of $4.3 million in interest expense, net for the nine months ended September 30, 2023 compared to the same period in 2022.
Income Tax (Benefit) Expense
No net income tax benefit for net operating losses incurred in the U.S. has been recorded due to uncertainty in realizing a benefit from these items. The tax benefit recorded for the nine month period ended September 30, 2023 relates primarily to the reversal of deferred tax liabilities due to the impairment of goodwill.
Adjusted EBITDA
Adjusted EBITDA is a financial measure of performance not presented in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). Among other financial metrics, our management reviews results of operations based upon Adjusted EBITDA. We calculate Adjusted EBITDA as consolidated net loss from continuing operations before net interest expense, income tax provision and depreciation and amortization, further adjusted to exclude stock-based compensation, changes in fair value of warrants and conversion option, realized (gains) losses on marketable securities, goodwill and long-lived asset impairment, restructuring-related costs (including severance costs) and the impact of significant non-recurring items.
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
Because of these limitations, Adjusted EBITDA should be considered along with other operating and financial performance measures presented in accordance with U.S. GAAP. Adjusted EBITDA for the three and nine months ended September 30, 2023 and 2022 are presented below. A reconciliation of our consolidated net loss from continuing operations to Adjusted EBITDA is also presented below.

	Three Months Ended September 30,		Nine Months Ended September 30,
(USD in Thousands)	2023	2022	2023	2022
Adjustments to reconcile net loss from continuing operations to Adjusted EBITDA
Net loss from continuing operations, net of income taxes	$(19,243)	$(26,415)	$(73,203)	$(68,937)
Interest expense, net	7,179	6,200	20,425	16,030
Income tax expense (benefit)	6	13	(117)	30
Depreciation and amortization	5,460	5,052	16,056	14,992
Stock-based compensation	867	4,412	(392)	15,771
Changes in fair value of warrants and conversion option	(12,001)	(4,036)	(30,661)	(41,676)
Impairment of goodwill	—	—	19,226	—
Severance	386	185	1,624	474
Other	3,187	(95)	6,061	3,489
Total Adjusted EBITDA	$(14,159)	$(14,684)	$(40,981)	$(59,827)
Adjusted EBITDA for the three months ended September 30, 2023 was a loss of $14.2 million, which represents a change in loss of $0.5 million as compared to the same period in 2022. The change in loss for 2023 was driven by a decrease in our year-over-year net loss from continuing operations of $7.2 million, a change of $8.0 million in the fair value of our warrants and conversion option and a decrease of $3.5 million in stock-based compensation expense, both driven by the fluctuation in the share price of our common stock and equity volatility, offset by an increase of $3.3 million in other non-recurring costs during the three months ended September 30, 2023 when compared to the same period in 2022.
Adjusted EBITDA for the nine months ended September 30, 2023 was a loss of $41.0 million, which represents a reduction in loss of $18.8 million as compared to the same period in 2022. The improvement for 2023 was driven by a change of $11.0 million in the fair value of our warrants and conversion option and a decrease of $9.9 million in stock-based compensation expense, both driven by the fluctuation in the share price of our common stock and equity volatility, a $6.2 million decrease to stock-based compensation expense due to equity award modifications as a result of the separation of the former Chief Executive Officer, offset by the impairment of goodwill of $19.2 million during the nine months ended September 30, 2023 when compared to the same period in 2022.
Liquidity and Capital Resources
Liquidity describes our ability to access sufficient cash flows to meet the cash requirements of our business operations, including working capital needs, debt service, acquisitions, contractual obligations, and other commitments. We assess liquidity in terms of our ability to access cash flows from sales of assets, operations, marketable securities, and available credit facilities and their sufficiency to fund our operating, investing and financing activities. To meet our payment service obligations, we must have sufficient highly liquid assets and be able to move funds on a timely basis.
Since inception, our primary sources of liquidity have been equity and debt financings. On September 30, 2023, our liquidity was comprised of cash and marketable securities of $65.6 million and restricted cash of $20.4 million from continuing operations, and cash of $0.2 million from discontinued operations.
We have multiple debt instruments (see Note 9, Debt), including term loans, notes payable, and a revolving line of credit. As of September 30, 2023, our commitments include term debt and notes payable outstanding of $109.2 million, access to a revolving credit facility of up to $6.0 million, as capped by a defined borrowing base that could result in availability that is less than this amount, and lease liabilities of $87.1 million.
Certain of our debt instruments require adherence to financial covenants, including maintaining minimum liquidity and maintenance of a minimum cash balance. If we breach these covenants, the holder of the debt may declare all amounts immediately due and payable. In March 2023, we entered into a third amendment to our existing term loan credit facility, which, among other things, extended the interest-only period for six months through the second quarter of 2024 and allowed the restricted cash to be counted towards the required minimum liquidity covenant calculation. In October 2023, we entered into a fourth amendment to our existing term loan credit facility, which among other things: changed the maturity date to March 1, 2024; changed the prepayment fee to be equal to 1% of any prepayment of Loans (as defined in the Convertible Loan and Security Agreement) for any prepayments made prior to January 14, 2024; increased the “final payment” from 12.70% to 17.70% of the original Commitment amount of $100,000; within one business day after closing of certain sales of our equity securities, we must pay as a prepayment the lesser of (i) 100% of the net closing proceeds or (ii) the outstanding principal of the Obligations (as defined in the Convertible Loan and Security Agreement); within one business day of the closing of certain asset sales, we must pay as a prepayment the net closing proceeds from such asset sales; within one business day of either November 15, 2023 or the closing of certain asset sales, we must pay as a prepayment the lesser of (i) all cash in the Blocked Account (as defined in the Convertible Loan and Security Agreement) or (ii) the outstanding principal and pro rata portion of fees due, the financial covenant to maintain at all times a minimum liquidity equal to or greater than four or six months will be removed effective upon the lender’s receipt of net closing proceeds from certain asset sales and all cash in the Blocked Account and following such removal we will instead be required to maintain $20,000 of unrestricted cash at all times, and the Warrants (as defined in the Convertible Loan and Security Agreement) must be repriced based on the trailing 5-day VWAP immediately prior to the date of the Fourth Amendment. See Note 16, Subsequent Events in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for more information. In June 2023, our wholly-owned subsidiary entered into a twelfth amendment to its existing credit agreement, which, among other things, extended certain maturity dates of term loans available under the credit agreement, and allowed our subsidiary to repay up to $2.7 million of subordinated debt without penalty.
In addition, our commitments include capital expenditures to manufacture soy flour texturization ingredients, associated operating costs supporting the sale of products, and general administrative expenses. For the nine months ended September 30, 2023, we incurred a net loss from continuing operations of $73.2 million and use of cash flows from operating activities of $73.9 million.
Our business prospects are subject to risks and uncertainties frequently encountered by emerging growth companies, including access to capital. We have incurred significant losses since inception, primarily due to investments to enhance our technological capabilities and costs associated with the early-stage commercialization of products. Specifically, the Convertible Notes Payable becomes due and payable in full on March 1, 2024 and there is a risk that we may be unable to repay in full the Convertible Notes Payable by such date. Further, there is a risk to our compliance with the financial covenants under the Convertible Notes Payable. These factors, coupled with expected capital expenditures, indicated that, without further action, our forecasted cash flows would not be sufficient for us to meet our contractual commitments and obligations as they came due in the ordinary course of business for 12 months after the date the condensed consolidated financial statements are issued. Therefore, there is substantial doubt about our ability to continue as a going concern.
Our liquidity plans and operating budget include further actions that we believe are probable to be achieved in the 12 months after the date the condensed consolidated financial statements are issued. These actions include improving operating efficiencies by reducing certain operating costs and restructuring certain parts of our organization, divesting our processing assets, exploring strategic alternatives, supplementing cash needs by selling additional shares of our common stock or securities convertible into common stock, to the public through our shelf registration statement, or otherwise, or obtaining alternative forms of financing. There are no guarantees that we will achieve any of these plans, which involve risks and uncertainties, or that our achievement of any of these plans will sufficiently address our substantial doubt about our ability to continue as a going concern.

Through the combination of cash on hand, savings driven by our expanded liquidity improvement plan, and net proceeds from our completed and anticipated asset dispositions, we expect to have available approximately $170 million to $200 million to retire our current high-cost term loan debt by its maturity date and help create approximately 12 months of liquidity. We plan to use this anticipated liquidity runway while we seek to secure partnership and licensing agreements to help us execute our long-term strategy.
To grow our business, we expect we will need to secure additional capital, which could be debt or equity financing and may lead to dilution of our common stockholders. We believe that our liquidity plans and operating budget described above will supplement our future strategic growth initiatives and our longer-term capital needs. We are continuously assessing our business plans and capital structure. We may also require additional capital in the future to fund capital expenditures, acquisitions or other investments. These capital requirements could be substantial. The amount and timing of our future funding requirements will depend on many factors, including the success of the commercialization of certain of our products, our ability to continue to satisfy our financial covenants under our financing facilities, our ability to repay or refinance our indebtedness as it becomes due, and our success at implementing our Liquidity Improvement Plan and other cost-saving measures. We could potentially use our available financial resources sooner than we currently expect. Our failure to raise capital as and when needed could have significant negative consequences for our business, financial condition and results of consolidated operations. We cannot guarantee that we will be able to satisfy our repayment obligations, meet existing financial covenants or obtain new financing on favorable terms, if at all. Our future capital requirements and the adequacy of available funds will depend on many factors, including those more fully described under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022, and in Part II, Item 1A of this Quarterly Report on Form 10-Q.
Summary of Cash Flows
A summary of our cash flows from operating, investing and financing activities is presented in the following table:

	Nine Months Ended September 30,
(USD in Thousands)	2023	2022
Net cash used in operating activities	$(73,868)	$(64,387)
Net cash provided by (used in) investing activities	72,237	(83,481)
Net cash (used in)/provided by financing activities	(9,053)	98,929
Effect of exchange rate changes on cash	—	(46)
Net decrease in cash and cash equivalents	(10,684)	(48,985)
Cash, cash equivalents and restricted cash, beginning of period	43,321	78,963
Cash, cash equivalents and restricted cash, end of period	$32,637	$29,978
Operating Activities
On a consolidated basis, net cash flows used by operating activities were $73.9 million and $64.4 million for the nine months ended September 30, 2023 and 2022, respectively. The increase in cash outflows of $9.5 million for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 was primarily due to a higher use of cash on payments of accounts payable and accrued expenses partially offset by a lower use of cash on purchases on inventory.
Net cash flows provided by operating activities from discontinued operations were $2.3 million for the nine months ended September 30, 2023 compared to $0.6 million of net cash flows used in operating activities for the same period in 2022. The increase in cash inflows of $2.9 million from operating activities for the nine months ended September 30, 2023 as compared to the same period in 2022 was primarily driven by changes in working capital.
Investing Activities
On a consolidated basis, net cash flows provided by investing activities were $72.2 million for the nine months ended September 30, 2023 compared to a use of cash of $83.5 million for the nine months ended September 30, 2022, representing an increase in cash inflow of $155.7 million for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. The increase in cash inflow was driven by lower purchases of marketable securities of $262.7 million partially offset by a decrease in maturities and sales of marketable securities of $113.7 million during the nine months ended September 30, 2023.
There was $2.4 million net cash inflow from investing activities from discontinued operations for the nine months ended September 30, 2023 compared to a net use of cash of $4.3 million for the nine months ended September 30, 2022. The increase in cash inflows of $6.7 million from investing activities was attributable to $2.4 million in proceeds from the close of the Stock Sale offset by a decrease in payments for property and equipment of $4.3 million.
Financing Activities
On a consolidated basis, net cash flows used in financing activities were $9.1 million for the nine months ended September 30, 2023 compared to a source of cash of $98.9 million for the nine months ended September 30, 2022, representing a decrease of $108.0 million of cash inflows from financing activities. The decrease in net cash flows from financing activities is primarily attributable to the PIPE Investment, which resulted in gross proceeds of $80.8 million and proceeds from the issuance of long-term debt of $24.1 million during the nine months ended September 30, 2022 that did not recur during the nine months ended September 30, 2023.
Net cash flows used in financing activities from discontinued operations were $3.2 million for the nine months ended September 30, 2023 compared to a source of cash of $2.8 million for the nine months ended September 30, 2022. The decrease in net cash flows from financing activities for the nine months ended September 30, 2023 is attributable to repayments of debt compared to financing activities resulting in proceeds from an issuance of debt of $2.8 million during the nine months ended September 30, 2022.
Commitments and Contingencies
The information set forth in Note 14, Commitments and Contingencies in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q is incorporated herein by reference.
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
Emerging Growth Company
See Note 2, Summary of Significant Accounting Policies in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for a description of our emerging growth company status.
Recent Accounting Guidance
From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that are adopted by us as of the specified effective date. Unless otherwise discussed, we believe that the impact of recently issued standards that are not yet effective will not have a material impact on our financial position or results of operations upon adoption. See Note 2, Summary of Significant Accounting Policies in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for more information about recent accounting pronouncements, the timing of their adoption and our assessment, to the extent we have made one, of their potential impact on our financial condition and results of operations.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our quantitative and qualitative disclosures about market risk are described under the heading “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2022. In the nine months ended September 30, 2023, there were no material changes to our quantitative and qualitative disclosures about market risk from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2022.
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined under the Exchange Act, as of September 30, 2023, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Interim Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Risk Factors Summary
Risks Relating to Our Business and Industry
•If we fail to successfully manage and execute our transition to an asset-light business model with a focused expansion into broadacre animal feed markets our results of operations could be harmed.
•While our unaudited condensed consolidated financial statements have been prepared on a going concern basis, we believe that our recurring net losses, negative cash flows from operations, accumulated deficit and other factors have raised substantial doubt about our ability to continue as a going concern.
•The actions associated with the execution of the Liquidity Improvement Plan could be insufficient to achieve our financial objectives and could have negative consequences on our business and growth.
•If we are unable to repay our existing debt facility at or prior to maturity and obtain alternative sources of financing, our business and financial condition could be materially adversely affected.
•We have recognized a goodwill impairment charge in the nine months ended September 30, 2023, and we could be required to record additional material impairment charges on intangible assets and long-lived assets in the future.
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
Risks Relating to Ownership of Our Securities
•If securities analysts do not publish research or reports about our business or if they downgrade our common stock or our sector, our common stock price and its trading volume could decline.
•Future sales, or the perception of future sales, by us or our stockholders in the public market could cause the market price of our common stock to decline, and any issuance of additional common stock, or securities convertible into common stock, could dilute common stockholders.
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

Risks Relating to Our Business and Operations
If we fail to successfully manage and execute our transition to an asset-light business model with a focused expansion into broadacre animal feed markets our results of operations could be harmed.
On October 31, 2023, we announced plans to improve our financial position and accelerate our transition to an asset-light business model with a focused expansion into broadacre animal feed markets. Under this business transition plan, we intend to serve the animal feed market through an asset-light business model and secure new partnership and licensing agreements to scale our product innovations. Execution of this transition plan and our expanded Liquidity Improvement Plan, requires the divestiture of our processing assets, the proceeds of which we believe will help provide us with sufficient liquidity while we seek to secure partnership and licensing agreements to help us execute our long-term strategy. However, we cannot assure we will be able to manage and execute these plans successfully or in a timely manner, or that, even if we do, we will have sufficient liquidity to pursue our long-term strategy. Our ability to accomplish these plans is subject to significant business, financial, operational, timing, market, and other risks, including necessary participation of third parties. For example, our plans to divest assets and to accelerate the move to an asset-light model are reliant on us entering into agreements to sell our assets and enter new partnerships and licensing agreements. There is no guarantee we will be able to sell our assets in a timely manner or for sufficient net proceeds to help us pay off our high-cost term loan debt by maturity and still have suffiicent liquidity to pursue our plans. Similarly, there is no assurance that we will be able to secure the necessary partnership and licensing agreements to achieve our acreage goals in the coming years. Our inability to successfully manage and execute any of these plans will have a direct bearing on our ability to generate future revenues and profits.
Our ability to successfully manage and execute this transition plan is subject to a variety of conditions and factors, some of which are beyond our control, including our ability to divest our processing assets on favorable terms and in a timely manner, or at all, our ability to retain effective directors, officers and qualified personnel, our ability to successfully execute our expanded Liquidity Improvement Plan, our ability to secure new partnership and licensing agreements, our ability to repay our current high-cost debt in a timely manner, or at all, our ability to comply with the covenants of our debt financing agreements, and our ability to maintain our listing on the New York Stock Exchange.
If we are unable to successfully manage and execute our transition and liquidity improvement plan, our results of operations could be harmed. Additionally, we may not realize the expected benefits of these plans.
While our unaudited condensed consolidated financial statements have been prepared on a going concern basis, we believe that our recurring net losses, negative cash flows from operations, accumulated deficit and other factors have raised substantial doubt about our ability to continue as a going concern.
There is substantial doubt about our ability to continue as a going concern, as we currently do not have adequate financial resources to meet our forecasted operating costs as they come due in the ordinary course of business for at least twelve months, from the filing of this Form 10-Q. For the three and nine months ended September 30, 2023, we incurred a net loss from continuing operations of $19.2 million and $73.2 million, respectively, and for the nine months ended September 30, 2023, we had negative cash flows from operating activities of $73.9 million and capital expenditures of $10.1 million. As of September 30, 2023, we had cash and marketable securities of $65.6 million and restricted cash of $20.4 million. As of September 30, 2023, we had an accumulated deficit of $485.9 million and term debt and notes payable of $109.2 million, which are subject to repayment terms and covenants further described in Note 9, Debt and in Note 16, Subsequent Events,in the notes to condensed consolidated financial statements of this Form 10-Q. Specifically, the Convertible Notes Payable becomes due and payable in full on March 1, 2024. We have incurred significant losses since our inception, primarily to fund investment into technology and costs associated with early-stage commercialization of products and we expect to continue generating operating losses in the near term. These matters raise substantial doubt about our ability to continue as a going concern.
Our potential inability to continue as a going concern may materially adversely affect our share price and our ability to raise new capital, enter into critical contractual relations with third parties, meet our obligations as they become due and otherwise execute our business strategy. If we are unable to generate sustainable operating profit and sufficient cash flows by divesting processing assets, then our future success will depend on our ability to raise capital. We cannot be certain that additional capital, whether through selling additional debt or equity securities or obtaining a line of credit or other loan, will be available to us or, if available, will be on terms acceptable to us. We currently have no committed sources of financing available to fund the full repayment of Convertible Notes Payable. If we are unable to raise additional financing and increase revenue or reduce expenses, we may be unable to continue to fund our operations, develop our products, realize value from our assets, or discharge our liabilities in the normal course of business. If we become unable to continue as a going concern, we could have to liquidate our assets, and potentially realize significantly less than the values at which they are carried on our financial statements, and stockholders could lose all or part of their investment in our shares.

The actions associated with the execution of the Liquidity Improvement Plan could be insufficient to achieve our financial objectives and could have negative consequences on our business and growth.
On March 27, 2023, our Board of Directors committed to the Liquidity Improvement Plan, which together with subsequent cost-saving measures, is intended to improve liquidity by an estimated $65 million to $85 million by the end of 2024. Through the combination of cash on hand, savings driven by our expanded liquidity improvement plan, and net proceeds from our completed and anticipated asset dispositions, we expect to have available approximately $170 million to $200 million to retire our current high-cost term loan debt by its maturity date and help create approximately 12 months of liquidity. We plan to use this anticipated liquidity runway while we seek to secure partnership and licensing agreements to help us execute our long-term strategy.
While we expect the actions associated with the execution of the Liquidity Improvement Plan to be substantially complete by the end of the first quarter of 2024, there can be no assurance that such actions or any other cost reduction initiatives will be successfully or timely implemented, or that they will materially and positively impact our ability to achieve our financial objectives, or that they will leave us sufficient liquidity to pursue our plans or remain a going concern. Because the Liquidity Improvement Plan involves restructuring certain parts of our organization, the associated cost reductions could adversely impact productivity, product innovations and sales to an extent we have not anticipated. In addition, aspects of the Liquidity Improvement Plan, such as the divestiture of our processing assets and our exploration of strategic alternatives, could adversely impact our ability to generate revenues. Our ability to complete the actions associated with the execution of the Liquidity Improvement Plan and achieve the anticipated benefits within the expected timeframe is subject to estimates and assumptions, and actual results may vary materially from our expectations, including as a result of factors that are beyond our control. Our efforts to create a more cost-efficient organization and enhance our capital structure to execute on our strategic priorities may not be successful. Even if we successfully execute these actions in a timely manner and they generate the anticipated cost savings, the Liquidity Improvement Plan may have other unforeseeable or unintended consequences that could materially adversely impact our profitability and business, including our research and development initiatives and our ability to commercialize our product candidates. To the extent that we do not achieve the intended benefits of the actions associated with the execution of the Liquidity Improvement Plan, or suffer negative consequences as a result of its implementation, our business and results of operations may be materially adversely affected.
If we are unable to repay or retire our existing debt facility at or prior to maturity and obtain alternative sources of financing, our business and financial condition could be materially adversely affected.
We currently intend to retire our existing Convertible Notes Payable by their maturity date on March 1, 2024 and obtain alternative sources of financing. We can make no assurances that we will be able to retire our Convertible Notes Payable in a timely manner, or at all, or that we will be able t secure any new source of financing, or that the terms of any new source of financing will be more favorable to us than our existing indebtedness. If we are unable to repay our existing Convertible Notes Payable in a timely manner and obtain alternative sources of financing on terms acceptable or favorable to us, in an amount sufficient to meet our liquidity needs, or within the anticipated timeframe, our business, financial condition, results of operations, prospects, and ability to continue as a going concern could be adversely affected.
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
Any unwaived or uncured default by us under our existing debt facility could result in our lenders declaring all amounts borrowed from them to be due and payable, together with accrued and unpaid interest, or could cause our lenders to foreclose on their security interests and liquidate some or all of our assets. This could result in a material adverse effect on our business, our financial condition and results of operations and could require us to reduce or cease operations.
We have recognized a goodwill impairment charge in the nine months ended September 30, 2023, and we could be required to record additional material impairment charges on intangible assets and long-lived assets in the future.
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
Each quarter, we assess whether events or changes in circumstances have occurred that indicate the carrying value of intangible assets and long-lived asset groups may not be recoverable. If we determine that the carrying value of intangible assets and long-lived asset groups are not recoverable, we will be required to record impairment charges relating to those assets. We cannot accurately predict the amount and timing of any impairment of intangible assets or long-lived assets. Any additional impairment charges that we may take in the future could be material to our results of operations and financial position.
We have a limited operating history, which makes it difficult to evaluate our current business and prospects and may increase the risk of investment.
We are an early-stage food and feed technology company with a limited operating history that to date has been focused primarily on research and development, software development, conducting field trials, pursuing initial commercialization efforts, building our management team and increasing our manufacturing capability. Investment in food and feed technology development is a highly speculative endeavor. It entails substantial upfront research and development investment and, to the extent gene editing technology may be employed, there is significant risk that we will not be able to edit the genes in a particular plant to express a desired trait, or, once edited, we will not be able to replicate that trait across entire crops in order to commercialize the product candidate. Moreover, the regulatory pathway for our product candidates can be uncertain and could add significant additional cost and time to development.
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
Further, we intend to transition to an asset-light business model with a focused expansion into broadacre animal feed markets, designed to complement our accomplishments in human food ingredients. Under this transition plan, we intend to enter the animal feed market through an asset-light business model and secure partnership and licensing agreements to scale our product innovations.The risks outlined above are exacerbated by our current plans, which require execution of an accelerated shift in business model, disposition of assets in a timely manner and for sufficient net proceeds, the repayment of debt by March 1, 2024, the satisfactory performance of our expanded liquidity improvement plans, and additional long-term liquidity. In addition, as previously announced, we are exploring a broad range of strategic alternatives for our business, which could include joint venture opportunities, partnerships with strategic and financial investors, asset sales, licensing opportunities or other business, merger, or acquisition transactions, which may make evaluation of our business and prospects more challenging and may increase the risk of investment.
We have a history of net losses and we may not achieve or maintain profitability.
Our net losses from continuing operations were $73.2 million for the nine months ended September 30, 2023 and $99.7 million for the year ended December 31, 2022. As of September 30, 2023 and December 31, 2022, we had an accumulated deficit of $485.9 million and $408.5 million, respectively. We will need to generate significant revenues to achieve profitability, and we may not be able to achieve and maintain profitability in the near future or at all, which may depress our stock price. Our future success will depend, in part, on our ability to grow revenue by expanding into broadacre animal feed markets through an asset-light business model and secure partnership and licensing agreements to scale our product innovations, licensing of our intellectual property and our ability to market and sell additional products from our pipeline of product candidates.
The net losses we incur may fluctuate significantly from year-to-year and quarter-to-quarter, such that a period-to-period comparison of our results of operations may not be a reliable indication of our future performance, and it should not be considered such.
We may not be successful in our efforts to increase revenues, successfully commercialize products, generate revenue from partnership and licensing arrangements, or attain and maintain profitable operations. If we are unsuccessful in these efforts, our cash balances and operating cash flow alone will be insufficient to fund our longer-term capital and liquidity needs. To fund our longer-term capital and liquidity needs, we expect we will need to secure additional capital. Our business plan and financing needs are subject to change depending on, among other things, the success of our efforts to grow revenue and our efforts to continue to effectively manage expenses.
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
As of September 30, 2023, we had cash and cash equivalents of $12.2 million, marketable securities of $53.5 million, restricted cash of $20.4 million, term debt and notes payable of $109.2 million, and an accumulated deficit of $485.9 million. For the nine months ended September 30, 2023, we incurred a net loss from continuing operations of $73.2 million and had negative cash flows from operating activities of $73.9 million. As described in Note 9, Debt and in Note 16, Subsequent Events, in the notes to condensed consolidated financial statements of this Form 10-Q, and in Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources of this Form 10-Q, in October 2023, we entered into a fourth amendment to our existing term loan credit facility, which among other things, changed the maturity date to March 1, 2024, the prepayment fee, increased the final payment from 12.70% to 17.70% of the original Commitment amount of $100.0 million, changed the prepayment terms, removed net closing proceeds from certain asset sales and all cash in the Blocked Account (as defined in the Convertible Loan and Security Agreement) from the required minimum liquidity covenant calculation, and requires us to maintain $20 million of unrestricted cash at all times. There is substantial doubt about our ability to continue as a going concern, as we currently do not have adequate financial resources to meet our forecasted operating costs as they come due in the ordinary course of business for at least twelve months from the filing of this Form 10-Q.
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
Attaining and maintaining profitable operations is also dependent upon future events, including obtaining adequate financing to complete and commercialize our research and development activities, obtaining adequate grower and strategic partner relationships, building our customer base, successfully executing our business and marketing strategy and hiring appropriate personnel.
We do not expect that we will be able to fund our longer-term capital and liquidity needs based on our current cash balances and operating cash flow alone. To the extent we continue to incur losses, our liquidity needs could increase. To fund our longer-term capital and liquidity needs, we expect we will need to secure additional capital. However, our business plan and financing needs are subject to change depending on, among other things:
•the extent and timing of our implementation of our business model shift and expanded liquidity improvement plans;

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
We are continuously assessing our business plans and capital structure. In order to fund our longer-term capital and liquidity needs and grow our business, we expect we will need to secure additional capital, which could be debt or equity financing and may lead to dilution of our common stockholders. We have and may continue to seek to obtain additional funds through public or private equity or debt financings or other sources, such as strategic collaborations. We also have the ability to sell up to $400 million of additional shares of our common stock, or securities convertible into common stock, to the public through our shelf registration statement, including approximately $100 million through our at-the-market facility. We may use our shelf registration statement (which may include our at-the-market facility), or alternative equity financing, to raise additional capital to supplement our projected cash needs. Any sales under our shelf registration statement are likely to result in dilution to our existing stockholders, and other types of equity financing may also result in dilution to our existing stockholders.
Although we may seek to obtain additional financing through non-dilutive means, we may be unable to do so. For example, we have announced that we are required to repay in full our current existing debt facility by March 2024, and we may replace it with a conventional, lower cost lending facility. We can make no assurances that we will be able to retire our existing debt early on the required timeframe, or at all, or that we will be able to later enter into a conventional, lower cost lending facility, or any facility, on favorable terms, in a timely manner, or at all. If we are successful in our endeavors to retire our existing debt or enter into a new facility, we cannot assure that we will be able to realize the benefits anticipated with any such new facility.
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
The market for plant-based products is highly competitive, and we face significant direct and indirect competition in several aspects of our business. Mergers and acquisitions in the plant science, specialty food and feed ingredient, and agricultural biotechnology and seed industries may result in the further concentration of resources among a smaller number of our competitors.
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
We have entered into and intend to enter into additional collaboration arrangements with third parties for the development or commercialization of our products. To the extent that we decide to enter additional collaboration arrangements, we will face significant competition in seeking appropriate partners, and we will likely have limited control over the amount and timing of resources that any future collaborators dedicate to the development or commercialization of our product candidates. In addition, future collaborators may have significantly greater financial resources than we do and may compete with our business, which could enable such competitors to use our technologies to develop their own products that would compete with our products. Our ability to generate revenue from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them. If our collaborations do not result in the successful development and commercialization of products, or if any of our collaborators terminates its agreement with us, we may not receive any milestone or royalty or other payments under the collaborations. If we do not receive the payments we expect under these agreements, our development of product candidates could be delayed and we may need additional resources to develop our product candidates. In addition, if any collaborator terminates its agreement with us, we may find it more difficult to attract new collaborators and our reputation among the business and financial communities could be adversely affected.
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
Development of successful agricultural products using gene editing technologies requires significant levels of investment in research and development, including laboratory, greenhouse and field testing, to demonstrate product effectiveness and can take several years or more. We incurred research and development expenses of $33.5 million for the nine months ended September 30, 2023 and of $47.5 million in the year ended December 31, 2022. We must commit significant resources and may incur obligations (such as royalty obligations or milestone fees) to develop new products before knowing whether our investments will result in products the market will accept and without knowing the levels of revenue, if any, that may be derived from these products.
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
In order to increase revenues, we continue to need production acreage with the appropriate nutrient profile. The costs of contracting acreage have recently increased and, if this persists, we will be challenged to balance our need for planned inventory levels against our future forecasts. We cannot assure that we will be able to obtain the acreage and nutrient profile we need in order to expand our production in a timely or cost-effective manner, or at all. Even if we are able to increase the number of acres under contract and/or to move production into new geographical locations and realize our nutrient profile targets, we may face challenges that can impede our ability to produce as much inventory as we anticipated. For example, when we move production into new geographical locations, we may find it difficult to identify growers with the expertise to grow our seed crops, and we may not have sufficient company personnel available in such new locations to provide production advice on a timely basis. Our prediction methods for identifying the right planting location may not generate the desired nutrient profile. If we are unable to secure the acreage we need at the appropriate nutrient profile to meet our planned production for the crop year, our results of operations could suffer, as could our reputation. We plan to accelerate the move to an asset-light business model that is reliant on partnerships and licensing agreements instead of a closed-loop manufacturing strategy. A robust acre acquisition strategy requiring licensing of the Company’s germplasm and direct seed sales are required to diversify into the U.S. animal feed markets. There is no guarantee that we can secure the necessary partnership and licensing agreements to achieve our stated acre goals in the coming years. This will have a direct bearing on our ability to generate future revenues and profits.
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
In order to maintain and improve the effectiveness of our internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs and significant management oversight. Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting until after we are no longer an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed, or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting could adversely affect our business and operating results and could cause a decline in the price of our securities.
Our risk management strategies may not be effective.
Our business includes contracting with farmers to plant and harvest our proprietary seeds. While our proprietary seeds are not commodities, we purchase crops using a commodity base price. Therefore, we can be affected by fluctuations in agricultural commodity prices. Also, our business is affected by fluctuations in agricultural commodity prices to the extent we purchase commodity seeds for processing at our processing facilities. The legacy, non-proprietary commodity processing business of our Creston, Iowa facility further exposes us to commodity-based price fluctuations. From time to time, we engage in hedging transactions to manage risks associated with the fluctuation of commodity prices. Continued commodity volatility is expected and our commodity hedging activities may not sufficiently offset this volatility.
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
Our success and future growth depend largely upon the technical skills and continued service of our executive officers as well as other key employees. These executives and key employees have been primarily responsible for determining the strategic direction of the business and executing our growth strategy and are integral to our brand, culture and reputation with distributors and others in the industry. From time to time, there may be changes in our executive management team or other key employees resulting from the hiring or departure of these personnel. The loss of one or more executive officers or the failure by the executive team to effectively work with employees and lead us could harm our business.
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
Our current headquarters and research and development facilities, which include an office, laboratories, greenhouses, field testing acreage and a demonstration test kitchen, are primarily located in St. Louis, Missouri. In addition, we acquired an established food grade white flake and soy flour manufacturing operation in Creston, Iowa in December 2021, and a soy crushing facility in Seymour, Indiana in September 2021 (which we sold in October 2023), and in October 2021, we opened our Crop Accelerator, a state-of-the-art, controlled environment research facility located near our St. Louis headquarters. Our seed production, field-testing and production and research take place primarily in the U.S., with concentration in certain geographic regions. Third party warehousing for seed storage, and our limited number of processing partners (e.g., storage, transportation, crushers and refiners) are predominantly located in the U.S. We take precautions to safeguard our facilities, including through insurance coverage and by implementing health and safety protocols, however our insurance may not cover certain losses or our losses may exceed our coverage limits. A natural disaster, such as a hurricane, drought, fire, flood, tornado, earthquake, or other intentional or negligent acts, including acts of vandalism, could damage or destroy our equipment, inventory, development projects, field trials or data, and cause us to incur significant additional expenses to repair or replace the damaged physical facilities, which in the case of seed production may be the result of years of development work that is not easily or quickly reproduced, and could lengthen the development schedule for our pipeline of product candidates.
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
Management’s strategic focus on global opportunities across our ingredients business led to the decision to divest the Fresh business and related assets in a two-part transaction pursuant to the Purchase and Sale Agreement and the Stock Purchase Agreement. The transactions contemplated under the Purchase and Sale Agreement closed on December 29, 2022, and the transactions contemplated under the Stock Purchase Agreement closed on June 30, 2023. The divestiture of the Fresh business presents ongoing risks and challenges that could negatively impact our business, financial condition and the results of operations. In addition, the divestiture of the Fresh business has and will continue to present risks relating to the availability and use of proceeds that we have and expect to realize as a result of the divestiture of the Fresh business in light of contractual restrictions under the Stock Purchase Agreement and the Purchase and Sale Agreements, as well as under the instruments governing our existing debt facilities. We may also encounter challenges relating to the separation of operations, products, services or personnel, and as a result of any future liabilities we may retain after completing the divestiture of the Fresh business. Any difficulties that we face in connection with completing the divestiture of the Fresh business may result in management’s attention being diverted from our continuing business operations. The occurrence of any of the foregoing could result in significant harm to our business and financial conditions, and our results of operations could be materially adversely affected as a result.
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
Complying with the regulatory requirements outside the U.S. will be costly and time-consuming, and there is no guarantee we will be able to commercialize our products outside the U.S.
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
We are also subject to the food safety regulations of the jurisdictions where our facilities are located and our products are distributed, and failure to comply with such food safety regulations can result in substantial fines and penalties. Specifically, we are subject to the FSMA, which enhances the FDA’s ability to regulate the growing, harvesting, manufacturing, processing, labeling, packaging, distributing and marketing of food in the U.S. The FDA has been active in implementing the requirements of the FSMA by issuing regulations to reduce the risk of contamination in food manufacturing. These regulations affect our daily operations, particularly our processing facilities, and in order to remain in compliance with these regulations we may be required to modify our operations, purchase new equipment or make capital improvements. Any such modifications, improvements, fines or penalties could have an adverse effect on our business, financial condition and results of operations.
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
Risks Relating to Outstanding Warrants
Our outstanding warrants are exercisable for common stock, which would increase the number of shares eligible for future resale in the public market and result in dilution to stockholders.
The outstanding Private Placement Warrants and Public Warrants to purchase an aggregate of 16.6 million shares of our common stock are exercisable as of January 8, 2023. Each such warrant entitles the holder thereof to purchase one share of common stock at a price of $11.50 per whole share, subject to adjustment. These warrants may be exercised only for a whole number of shares of common stock. In addition, we issued additional private warrants in connection with the issuance of certain notes payable in February 2020 and December 2021, and in connection with a private placement that was completed in March 2022 (see Note 15 to the audited consolidated financial statements under the headings “Notes Payable Warrants,” “Convertible Notes Payable Warrants” and “PIPE Investment Warrants” included in our Annual Report on Form 10-K for the year ended December 31, 2022). To the extent such warrants are exercised, additional shares of common stock will be issued, which will result in dilution to the then existing holders of common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our common stock.
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
We have the ability to redeem outstanding Public Warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any twenty (20) trading days within a thirty (30) trading-day period commencing once the Public Warrants become exercisable and ending on the third trading day prior to the date on which we give proper notice of such redemption and provided certain other conditions are met. If and when the Public Warrants become redeemable by us, we may not exercise our redemption right if the issuance of shares of common stock upon exercise of the Public Warrants is not exempt from registration or qualification under applicable state blue sky laws or we are unable to effect such registration or qualification. We will use our best efforts to register or qualify such shares of common stock under the blue sky laws of the state of residence in those states in which the Public Warrants were offered. Redemption of the outstanding Public Warrants could force warrant holders (i) to exercise their Public Warrants and pay the exercise price therefore at a time when it may be disadvantageous to do so, (ii) to sell their Public Warrants at the then-current market price when a warrant holder might otherwise wish to hold its Public Warrants or (iii) to accept the nominal redemption price which, at the time the outstanding Public Warrants are called for redemption, is likely to be substantially less than the market value of the Public Warrants. The Public Warrants are currently listed on the NYSE under the symbol “BHIL WS.”
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
Risks Relating to Avenue Capital Loan
On December 29, 2021 we and certain of our subsidiaries (collectively, the “Borrowers”), entered into a Loan and Security Agreement (the “Loan Agreement”) with Avenue Capital Management II, L.P. (the “Agent”), as administrative agent and collateral agent for several funds managed by the Agent (the “Lenders”), pursuant to which the Lenders loaned to the Borrowers the aggregate sum of $80 million and committed to loan to the Borrowers an additional aggregate sum of $100 million (the “Avenue Capital Loan”). The Loan Agreement was subsequently amended on each of June 30, 2022, November 8, 2022, March 10, 2023 and October 31, 2023. For more information about the March 10, 2023 and October 31, 2023 amendments to the Loan Agreement, please see the section of this report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments – Convertible Notes Payable.”
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
Among the affirmative covenants is a covenant on the part of the Borrowers to maintain at all times unrestricted cash of at least $20 million in controlled accounts pursuant to the terms provided in the Loan Agreement, a covenant requiring the Borrowers to pay as a prepayment the net closing proceeds from certain asset sales within one business day of the closing under such asset sales, and a covenant requiring the Borrowers to pay as a prepayment the lesser of 100% of the net closing proceeds received upon the closing of certain sales of our equity securities or the outstanding principal of the obligations within one business day after the closing of such sales of our equity securities. Among the negative covenants are covenants requiring the Borrowers to obtain the Agent’s and/or the Lenders’ consent, subject to certain specified exceptions, prior to undertaking certain actions, including to: enter into a new business line; liquidate or dissolve, enter into any change of control transaction, or acquire another entity; sell, transfer, lease or license any assets other than in the ordinary course of business; make any loans, guarantees, advances or investments; prepay any indebtedness; repay any subordinated indebtedness; pay or declare dividends; take on any new indebtedness; create or incur any new liens; enter into any new personal property lease with an aggregate value of more than $1.5 million annually; make material changes to our insurance policies; or give material discounts, credits or rebates on an existing right to receive payment. These covenants may impede our ability to execute our business plan in the most efficient and effective manner.
The Avenue Capital Loan currently becomes due and payable in full on March 1, 2024. We may be unable to generate sufficient liquidity or revenue to comply with certain covenants of the Loan Agreement, including, but not limited to, our ability to effect the scheduled repayment and our ability to maintain our compliance with the $20 million unrestricted cash requirement. A breach of any such covenants could result in a default under the Loan Agreement, which could cause all of the outstanding indebtedness under such loan to become immediately due and payable. These covenants could also limit our ability to seek capital through the incurrence of new indebtedness or, if we are unable to meet our obligations, require us to repay any outstanding amounts with sources of capital we may otherwise use to fund our business, operations and strategy. Additionally, a default on another agreement could potentially result in or constitute a cross-default under the Loan Agreement.

If the Avenue Capital Loan covenants are breached, we plan to attempt to secure a waiver of those covenants or an amendment that modifies the covenants, but there are no assurances that we will be able to comply with our future covenants without such a waiver or amendment, or that we will be successful in obtaining a waiver or an amendment. Additionally, certain of these covenants are non-curable.
Our stockholders may experience dilution as a result of the Avenue Capital Loan
At any time after six months from the initial closing of the Avenue Capital Loan and before the 42-month anniversary of the initial closing of the Avenue Capital Loan, up to $20 million of the principal amount of the Loan then outstanding may be converted (at a Lender’s option) into shares of our common stock (the “Conversion Option”), as further discussed in Note  14 to the audited consolidated financial statements under the heading “Convertible Notes Payable” included in our Annual Report on Form 10-K for the year ended December 31, 2022.
As additional consideration for the Avenue Capital Loan, the Lenders received warrants (the “Convertible Notes Payable Warrants”) exercisable or exchangeable (at a Lender’s option) for shares of our common stock, as further discussed in Note 15 to the audited consolidated financial statements under the heading “Convertible Notes Payable Warrants” included in our Annual Report on Form 10-K for the year ended December 31, 2022.
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
The trading market for our common stock relies in part on the research and reports that industry or financial analysts publish about us or our business. We do not control these analysts. There is no guarantee that analysts will cover our common stock. If analysts do not cover our common stock, the lack of research coverage may adversely affect our market price. In addition, some financial analysts may have limited expertise with our model and operations. Furthermore, if one or more of the analysts who do cover our business downgrade our common stock or industry, or the stock of any of our competitors, or publish inaccurate or unfavorable research about our business, the price of our common stock could decline. If one or more of these analysts ceases coverage of us or fails to publish reports on it regularly, we could lose visibility in the market, which in turn could cause our stock price or trading volume to decline.
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
In addition, the shares of our common stock reserved for future issuance under our equity incentive plans will become eligible for sale in the public market once those shares are issued, subject to provisions relating to various vesting agreements, lock-up agreements and, in some cases, limitations on volume and manner of sale applicable to affiliates under Rule 144, as applicable. We have filed registration statements on Form S-8 under the Securities Act to register shares of our common stock issuable pursuant to our equity incentive plan and our employee stock purchase plan, and may in the future file one or more additional registration statements on Form S-8 for the same or similar purposes. Any such Form S-8 registration statements will automatically become effective upon filing. Accordingly, shares registered under such registration statements will be available for sale in the open market.
Additionally, we may issue additional common stock, or securities convertible into common stock, pursuant to our shelf registration statement (including our at-the-market facility), upon exercise of outstanding warrants, for additional financing purposes, in connection with strategic transactions such as acquisitions or collaboration agreements, or otherwise, any of which could result in dilution to existing stockholders. We have the ability to sell up to $400 million of additional shares of our common stock, or securities convertible into common stock, to the public through our shelf registration statement, including approximately $100 million through our at-the-market facility. Any sales under our shelf registration statement are likely to result in dilution to our existing stockholders, and other types of equity financing may also result in dilution to our existing stockholders. Although we may obtain additional financing through non-dilutive means, we may be unable to do so. In the future, we may also issue our securities in connection with investments or acquisitions. The amount of shares of our common stock issued in connection with an investment or acquisition could constitute a material portion of our then-outstanding shares of common stock. Any issuance of additional securities may result in additional dilution to our stockholders.
The NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.
We are currently listed on the NYSE, a national securities exchange. The NYSE requires companies to maintain certain ongoing listing criteria including minimum stock price, total value of public float, and total stockholders’ equity and global average market capitalization. Our failure to maintain such applicable listing criteria could cause us to be delisted from the NYSE. In the event we are unable to have our shares traded on the NYSE, our common stock could potentially trade on the OTCQX, the OTCQB, or the “pink sheets,” each of which is generally considered less liquid and more volatile than the NYSE that we cannot assure this.
On September 13, 2023, we received notice from the NYSE that as of September 12, 2023, we were not in compliance with the continued listing standard set forth in Section 802.01C of the NYSE’s Listed Company Manual because the average closing price of our common stock was less than $1.00 over a consecutive 30 trading-day period. On September 26, 2023, we notified the NYSE of our intent to cure the stock price deficiency to regain compliance with the NYSE continued listing standard. Pursuant to Section 802.01C, we have a period of six months following receipt of the notice to regain compliance with the minimum share price requirement. We may regain compliance with the minimum share price requirement at any time during the six-month cure period if, on the last trading day of any calendar month during the cure period, or on the last day of the cure period, we have (i) a closing share price of at least $1.00, and (ii) an average closing share price of at least $1.00 over the 30 trading-day period ending on the last trading day of that month, or on the last day of the cure period, as applicable. We intend to consider a number of available alternatives to cure our non-compliance with the applicable price criteria in the NYSE’s continued listing standards.
Our common stock could also be delisted if (i) our average market capitalization over a consecutive 30 trading-day period is less than $15 million, or (ii) our common stock trades at an “abnormally low” price, in the determination of the NYSE. In either case, our common stock would be suspended from trading on the NYSE immediately, without an opportunity to cure, and the NYSE would begin the process to delist our common stock. Additionally, the NYSE considers a listed company to be out of compliance with its continued listing standards if the company’s average global market capitalization over a 30 consecutive trading-day period is less than $50.0 million and, at the same time, the company’s stockholders’ equity is less than $50.0 million. If any of these were to occur, there is no assurance that we would be able to appeal, or that any appeal we undertake in these or other circumstances would be successful, nor is there any assurance that we will remain in compliance with the other NYSE continued listing standards.
If the NYSE delists our common stock due to our failure to regain compliance with the NYSE minimum price requirement or because we are fail to comply with another continued listing standard, and we are unable to obtain listing on another national securities exchange, we could face significant material adverse consequences, including:
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
•such delisting may constitute a breach of certain of our contractual obligations or agreements we have entered into; and
•a decreased ability to issue additional securities or obtain additional financing in the future.
The market price of our common stock is highly volatile, which could lead to losses by investors and costly securities litigation.
The market price for our common stock is highly volatile. For example, since we consummated the Merger, the closing sales price of our common stock has fluctuated from a high of $9.87 per share on September 29, 2021, the day we consummated the Merger, to a low of $0.15 per share on October 30, 2023. The stock market recently has experienced extreme volatility. This volatility often has appeared to be unrelated or disproportionate to the operating performance of particular companies. You may not be able to resell your shares of our common stock at an attractive price due to a number of factors such as those listed in “Risks Relating to Our Business and Industry” and the following:
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
In the past, following periods of market volatility, stockholders have instituted securities class action litigation against other companies. If we were involved in securities litigation, it could have a substantial cost and divert resources and the attention of executive management from our business regardless of the outcome of such litigation.
We qualify as an “emerging growth company” within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, it could make our securities less attractive to investors and may make it more difficult to compare our performance to the performance of other public companies.
We qualify as an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act. As such, we are eligible for, take advantage of, and intend to continue taking advantage of, certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies for as long as we continue to be an emerging growth company, including, but not limited to: (a) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, (b) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and (c) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We will remain an emerging growth company until the earliest of (a) December 31, 2026, (b) the last date of our fiscal year in which we have total annual gross revenue of at least $1.235 billion, (c) the date on which we are deemed to be a “large accelerated filer” under the rules of the SEC with at least $700.0 million of outstanding securities held by non-affiliates or (d) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the previous three years. Investors may find our securities less attractive because we rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.
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
Almost all of our outstanding warrants are accounted for as liabilities and the changes in value of the warrants could have a material effect on our financial results.
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

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(c)
During the three months ended September 30, 2023, none of our directors or officers adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit	Description
4.1*	Form of Benson Hill, Inc Omnibus Amended and Restated Stock Purchase Warrants
10.1
Asset Purchase Agreement by and between White River Soy Processing, LLC and Benson Hill Ingredients, LLC, dated October 31, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 31, 2023)

10.2
Fourth Amendment to Loan Documents, dated October 31, 2023, by and among the Company, certain of the Company’s direct and indirect wholly-owned subsidiaries, the Agent and Lenders (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 31, 2023)

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

November 9, 2023