Form 10-K
period 2023-12-31
Benson Hill, Inc.
filed 2024-03-15
CIK 1830210

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-K
__________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                  to
Commission file number 001-39835
__________________________
Benson Hill, Inc.
__________________________
(Exact name of Registrant as specified in its Charter)

Delaware			85-3374823
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

1001 North Warson Rd, Ste 300	St. Louis,	Missouri	63132
(Address of Principal Executive Offices)			(Zip Code)
(314) 222-8218
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value	BHIL	The New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: Warrants, exercisable for one share of Common Stock, $0.0001 par value per share.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No ☒
The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $247 million based on the closing sales price of $1.30 per share of the registrant’s common stock as reported by the New York Stock Exchange. For purposes of this calculation, shares of common stock beneficially owned by each executive officer, director, and beneficial owner of more than 10% of the registrant’s common stock have been excluded to reflect that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of March 12, 2024, 211,099,359 shares of the registrant’s common stock, $0.0001 par value, were issued and outstanding.
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
Generally, statements that are not historical facts, including statements concerning possible or assumed future actions, business strategies, events or results of operations, are forward-looking statements. These statements may be preceded by, followed by or include the words “believe,” “estimate,” “expect,” “intend,” “project,” “forecast,” “may,” “will,” “should,” “could,” “would,” “seek,” “plan,” “scheduled,” “anticipate,” “intend,” or similar expressions, as well as the negative of such statements. Forward-looking statements contained in this report include, but are not limited to, statements about our ability to:
•complete and achieve the anticipated benefits of our transition to an asset-light business model with a focused expansion into broadacre animal feed markets, which transition contemplates the sale of our soy processing assets, the payoff of our senior debt, our entry into strategic partnerships and/or licensing arrangements, and procuring additional financing;
•complete the actions associated with, and achieve the anticipated benefits of, the execution of our expanded Liquidity Improvement Plan and other cost-saving measures in a timely manner, or at all;
•continue as a going concern;
•comply with the covenants of our debt financing agreements;
•obtain from the issuance of equity and/or non-dilutive sources the amount of additional capital that we believe may be needed to achieve our financial objectives;
•identify, evaluate and consummate strategic opportunities in ways that maximize stockholder value;
•realize the anticipated benefits of the divestiture of the Seymour, Indiana and Creston, Iowa facilities;
•execute our business strategy, including our business transition and monetization of services provided and expansions in and into existing and new lines of business;
•meet future liquidity requirements and comply with restrictive covenants related to long-term indebtedness;
•maintain our listing on the New York Stock Exchange;
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
•comply with laws and regulations applicable to our business, including laws and regulations related to data privacy and intellectual property;
•anticipate the impact of, and respond to applicable new accounting standards;
•respond to fluctuations in commodity prices and foreign currency exchange rates and political unrest and regulatory changes in international markets from various events;
•navigate volatile interest rate environments;
•anticipate the significance and timing of contractual obligations;
•maintain key strategic relationships with partners and distributors;
•respond to uncertainties associated with product and service development and market acceptance;
•finance operations on an economically viable basis;
•anticipate the impact of new U.S. federal income tax laws, including the impact on deferred tax assets;
•successfully defend litigation; and
•access, collect and use personal data about consumers.
Forward-looking statements represent our estimates and assumptions only as of the date of this report. Factors that could cause actual results to differ materially from those implied by the forward-looking statements in this report are more fully described under the heading “Risk Factors” and elsewhere in this report. The risks described under the heading “Risk Factors” are not exhaustive. Other sections of this report describe additional factors that could adversely affect our business, financial condition or results of operations. New risk factors emerge from time to time and it is not possible to predict all such risk factors, nor can we assess the impact of all such risk factors on our business, or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Except as otherwise required by law, we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained in this report to reflect any change in our expectations or any change in events, conditions or circumstances on which any of our forward-looking statements are based. We qualify all of our forward-looking statements by these cautionary statements.
Item 1. Business
Overview
Benson Hill is an ag-tech company on a mission to lead the pace of innovation in soy protein through differentiated and advantaged genetics. Leveraging downstream insights and demand, we utilize our CropOS® technology platform to design and deliver food and feed that’s better from the beginning: more nutritious, and more functional, while enabling efficient production and delivering novel sustainability benefits to food and feed customers. We are headquartered in St. Louis, Missouri, where most of our research and development activities are managed. In February 2024, as part of our acceleration to an asset-light business model, we divested our soy-crushing and food-grade white flake and soy flour manufacturing operation in Creston, Iowa, which followed the October 2023 divestiture of our soy crushing facility in Seymour, Indiana. We continue to process dry peas in North Dakota through our Dakota ingredients facility, and we sell our products throughout North America, in Europe and in several countries globally.
We believe that moving to an asset-light business model should enable us to focus on our research and development competitive advantage while participating across the value chain through partnerships that are more efficient to scale acreage, require less operating expense and are more capital efficient. This model maintains our ability to solve end user challenges with seed innovation. As we analyze the asset-light business model across the value chain, we have identified three opportunities to monetize Benson Hill’s technology. First, by licensing our germplasm to seed companies. Second, by direct seed and grain sales to farmers. And third, through technology access fees and value-based royalties from seed companies, processors and end users. In the future, we plan to enter the animal feed market and secure partnerships and licensing agreements to scale our product offerings.
The emergence of significant market headwinds in the food, aquaculture, and specialty oil markets is a factor in our decision to reshape our business to best position our proprietary product portfolio and future product pipeline for significant growth. Recent advances in our soybean breeding program will drive significant expansion of our seed portfolio offer by 2025. The latest field evaluations on our third generation of Ultra High Protein Low Oligosaccharides (“UHP-LO”), non-GMO soybean varieties showed protein gains of two percent over the previous generation and achieved a yield gap of only three to five bushels per acre, compared with commodity GMO soybeans. Our herbicide-tolerant Ultra High Protein (“UHP”) soybean varieties are on track for commercial release in 2025, with acreage and further portfolio expansion expected in 2026. This is a major step in providing farmers with options for weed control and enabling lower-cost, broadacre production of already advantaged UHP soybeans for the animal feed industry.
Evolving Food and Feed Industry
By combining proprietary data with artificial intelligence (“AI”) capabilities, coupled with advances in plant genomics and our asset-light strategy, we believe we can accelerate the development and delivery of better food and feed options from the beginning—with a focus on both quantity and quality. Genomics has been used for decades to develop crops for our food and feed system, but most agricultural companies have focused almost exclusively on increasing the yield of a few crops, resulting in commodity ingredients. While focus on quantity is important, it often comes with trade-offs in areas such as nutrient density.
By leveraging deep insights on our proprietary soybean germplasm, Benson Hill is strategically positioned to drive seed innovation in broadacre opportunities for the aquaculture, pet food, swine and poultry markets – some 90 percent of the soy market. These steps allow for speed to market with solution-based products, allowing us to recommoditize soybeans for animal feed and food.
Business Transition
On October 31, 2023, we announced plans to improve our financial position and accelerate our transition to an asset-light business model with a focused expansion into broadacre animal feed markets, intended to complement our accomplishments in human food ingredients. Under this transition plan, we intend to serve the animal feed market through an asset-light business model and secure partnership and licensing agreements to scale our product innovations. In connection with this transition plan, and of our expanded Liquidity Improvement Plan as described in Part II, Item 7 in this report, we divested certain of our soy processing assets, the proceeds of which improved our liquidity position while we seek to secure partnership and licensing agreements to help us execute on our long-term strategy. The execution of our transition to an asset-light business model and our expanded Liquidity Improvement Plan are subject to significant business, financial, operational, timing, market and other risks. We can provide no assurance that we will be able to successfully execute our plans. Please see Part I, Item 1A of this report for a description of our “Risk Factors” that may impact our ability to execute our plans.
Sale of Seymour, Indiana and Creston, Iowa Facilities
In connection with the execution of our transition to an asset-light business model and our expanded Liquidity Improvement Plan, on October 31, 2023, we entered into an asset purchase agreement (the “Asset Purchase Agreement”) with White River Soy Processing, LLC (“White River”), pursuant to which, among other things, on October 31, 2023, we sold our soybean processing facility located in Seymour, Indiana, together with certain related assets, for approximately $35.4 million of total gross proceeds, which includes $25.9 million for the facility assets and the remainder for net working capital, subject to certain adjustments, including an adjustment for inventory (the “Seymour Sale”). See Item 1.01 of our Current Report on Form 8-K filed with the SEC on October 31, 2023 for additional information.
On February 13, 2024, we entered into a membership interest purchase agreement (the “MIPA”) with an affiliate of White River, pursuant to which, among other things, we sold all of our interests in our wholly-owned subsidiary, Benson Hill Ingredients, LLC (“Ingredients”), for approximately $52.5 million, plus a working capital adjustment estimated to be approximately $19.5 million, subject to certain deferred payments, holdbacks and other adjustments (the “Creston Sale”).
The Creston Sale and the Seymour Sale (collectively, the “Transactions”) represent the completion of an expected milestone as we implement cost and operational improvements as part of our expanded Liquidity Improvement Plan. These actions align with Benson Hill’s commitment to disciplined liquidity management and asset efficiency as we transition to an asset-light business model backed by world-class soybean germplasm and competitively advantaged technology. We used the proceeds from the Transactions to improve our liquidity position, by fully retiring our high cost debt, and reducing our operating and working capital costs. Refer to Note 25—Subsequent Events in this report for further details on the Creston Sale and see Item 1.01 of our Current Report on Form 8-K filed with the SEC on February 14, 2024 for additional information.
The Transactions were separately marketed, negotiated, executed, and closed, and neither of the Transactions was conditioned upon the other. The Transactions were executed to leverage our core competencies as a technology-enabled seed innovation company as we transition from a vertically integrated business model to an asset-light business model with an expanded focus on animal feed markets. Exiting the soybean processing business is intended to strengthen our balance sheet as we seek to continue to commercialize our core business and intellectual property assets through partnerships and licensing arrangements to scale our product innovations. Following the Creston Sale, we exited the ownership and operation of soybean processing assets and, therefore, the Transactions collectively met the criteria for transactions required to be accounted for as discontinued operations.
Our Strengths and Solution: Technology and CropOS® Platform
Navigating the pressures on our food and feed system will require innovation. Technology is an essential enabler as innovation cycles in food and feed are not measured in weeks or months; they’re measured in years.
At our core Benson Hill is a leader in AI driven seed innovation utilizing proprietary genetics. Our CropOS® innovation engine is a proprietary, continuously learning and expanding product design and development platform that uses predictive breeding and other advanced tools like CRISPR gene editing technology to tap into the vast potential within the genome. We believe that the combination of our world-leading proprietary soy and yellow-pea protein germplasm, the predictive capability of the CropOS® platform, the precision of our genomic tools, our Crop Accelerator (a controlled environment research facility), and our extensive field-testing network will further enable us to develop differentiated products with targeted attributes much more quickly and cost effectively than traditional methods.
We are developing products leveraging our CropOS® platform through a three-step, iterative “Design, Build, Test” process that improves in precision and intelligence with each turn of the flywheel. The key inputs to our approach are twofold. The first is an unparalleled data library comprising genotypic, phenotypic, and agronomic data on our crops, consumer insight data on our ingredients, and environmental data on our growing sites. The second is a robust machine learning capability, which leverages our data library to design before we build. We believe this combination of relevant data and advanced simulation lets us get our products to market more efficiently, faster, and on timelines that can more effectively respond to evolving consumer preferences and farmer needs.
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
Through our Crop Accelerator, opened in October 2021, in St. Louis, Missouri, the Build step of our process is sped up within our controlled environment, indoor product development facility. This 47,000-square-foot facility features dynamically adaptive Conviron® growth houses and chambers, equipped with sophisticated sensor and environmental controls, including multi-channel LEDs, imaging capabilities, additive carbon dioxide, and temperature, humidity, and lighting controls. The Crop Accelerator enables rapid testing and target candidate selection over multiple growth cycles. Insights and data points gathered during each growing cycle further enhance the predictive capabilities of the CropOS® platform. We believe this cycle of feedback will accelerate our ability to develop new offerings, including continued expansion of our proprietary portfolio of soy ingredients.
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
Environmental, Social and Governance Strategy
Environmental and social impact strategy guides our work and is a competitive advantage that helps to inform decisions and work across our company. We believe our ESG strategy is fundamental to achieving our vision and long-term profitability. We are striving to optimize the environmental impact of our operations, and we recognize the greatest potential for impact is through our product development process of designing seeds, ingredients, and food that generates social and environmental benefit throughout the food value chain for all stakeholders.
At the farm level, we help identify additional revenue opportunities for farmers through potential input efficiencies and regenerative farming practices through industry partners. At the manufacturing level, we are designing products that we believe will reduce water and energy intensive processing steps. At the seed level, we believe we can enable improved scaling, accessibility, and adoption of end products with environmental and social benefits, with markets ranging from broadacre animal feed and aquaculture to plant-based protein and pet food.
Benson Hill has developed an internal strategy including foundational policies and processes to manage and assess our ESG success and impact. As an organization, some of our primary ESG goals are the following:
Develop seed innovations that deliver nutrient-rich and sustainable protein options for food and feed manufacturers. Driven by growing consumer demand and climate-related risks, many manufacturers have set ESG measurement and reporting programs, such as reporting on their own greenhouse gas (“GHG”) emission production. Benson Hill is positioned to assist in meeting feed and food manufacturers’ goals of reducing GHG emissions in their scope 3 supply chains by developing genetic innovations/seed innovations with reduced environmental impact. For example, Benson Hill has conducted a consultant-led life cycle assessment of an ingredient derived from our UHP soybeans, and our results show a significant reduction in required GHG emissions and water use due to the reduction, or elimination, of a protein-concentration processing step that is used to create commodity soy protein concentrate today. The reduction or elimination of this concentration step is possible due to the high protein in the soybeans before processing, leading to a high protein ingredient with less processing. We believe this reduction in GHG emissions and water, among other environmental impact indicators, will support downstream ESG objectives.
Improve farm cost-effectiveness and sustainability. Our farmer partners are critical to our success, and we value these relationships greatly. Benson Hill’s on-farm ESG strategy is to directly collect agronomic performance data from the farm and provide recommendations for regenerative practices, as well as enable profitable opportunities through input reduction or alternative revenue streams. Agronomic data collection can inform data-driven decision making in our product life cycle assessments, GHG emissions assessments, product development and other business functions.
Recruit and retain purpose-driven talent. Current research suggests employees are increasingly interested in working for companies that have an integrated ESG mission and purpose. Benson Hill has developed processes and internal programs for our team, such as employee-led committees, that promote working together and re-thinking how we do business within our company, with our partners, and across the supply chain. We are working to develop teams that are grounded in a spirit of diversity, equality, and inclusion, and encouraged to think more innovatively, boldly, and transparently. Our goal is a workplace that is not just productive, but also one of mutual respect and an environment for team members to continuously develop as professionals.
Benson Hill’s ESG strategy and business objectives will continue to progress and evolve based on industry shifts and stakeholders’ needs. We believe our long-term profitability goals and our ESG strategy are mutually inclusive concepts.
Business Segments, Growth Strategies, and Products
Our business is comprised of one operating and reportable segment, Benson Hill, Inc., which combines seed innovation through our world-leading proprietary soy and yellow-pea germplasm, our CropOS® platform which aggregates proprietary protein, genomic, and strategic data layers for predictive breeding using AI and machine learning (“ML”) and our Crop Accelerator, an indoor year-round speed breeding and rapid prototyping facility. The result is a complete and market leading toolbox that will deliver our seed innovations in the future. We are currently developing a diversified seed portfolio spanning the following key markets—protein ingredients, aquaculture and specialty animal feed, and vegetable oils. For each product, our research and development efforts are focused on quality-centric traits, such as nutrient density, carbohydrate profiles, functionality, amino acid content, and sustainability, as well as yield potential and agronomic improvements.
Our partnerships with farmers are an essential part of our supply chain. Within the traditional agriculture industry, farmers typically sell to elevators or processors who operate a high volume/low margin business to store commodity crops and convert them into largely aquaculture and specialty animal feed and industrial products. Benson Hill’s UHP non-GMO soybeans have the potential to transform farmers’ operations and are a key ingredient in transforming our food system.
Our historic growth strategy, or “growth playbook,” was developed as a repeatable process to enable us to remain at the forefront of agriculture innovation.
•Step 1: Create the foundation — At this initial step, we focused on entering the market through owned or controlled channels, selling non-proprietary products to agrifood manufacturers, food and ingredient companies, aquaculture and specialty animal feed customers, and retailers. We used this time to build relationships across the value chain and invest in the data to inform our CropOS® platform with low capital investment.
•Step 2: Integrated route to market — We introduced our proprietary products in the channel to prove the product concept, scale, and catalyze customer demand for our differentiated products. This stage included the use of owned or third-party processing capabilities, and exploring strategic partnerships that could further expand production capacities.
•Step 3: Broad adoption — This is our current and most asset-light step of our strategy where we intend to focus on maximizing the benefit and scale of our proprietary seed portfolio by building partnerships and licensing relationships. In this step, it is envisioned that we will grow beyond our proving ground acreage and eventually increase commercial and supply chain efficiencies by leveraging others’ existing infrastructure.
In 2024, we will begin the shift towards 100% proprietary products through an asset-light business model. Accessing the animal feed markets requires an acre acquisition strategy. As our acre acquisition targets grow in the coming years towards an estimated 6.5 million acres by 2030, we expect broadacre licensing of our germplasm to be the catalyst to get us there. Other sources of future revenues and margins will include direct seed sales and technology access fees from soy ingredient processors and customers.
Yellow Pea Seed Innovations
We are in Step 1 of our growth playbook for yellow pea, and over the near term we expect to enter Step 2 with the start of commercialization of our first proprietary yellow pea protein ingredient products through our existing supply chain infrastructure, including premium texturized and un-texturized yellow pea protein concentrates.
Despite being one of the fastest growing protein ingredients for plant-based meats, yellow pea has received comparatively little genomic innovation to date. The pea-based protein ingredient primarily used today by many plant-based companies, is pea protein isolate (“PPI”). The PPI production process, similar to soy protein concentrate, is expensive as well as water- and energy-intensive; however, such processing is necessary to concentrate protein to higher levels and help ameliorate native off-putting flavors of yellow peas.

We have sequenced and assembled a reference genome for yellow pea—a high resolution “genomic map”—that, in combination with our CropOS® platform, is enabling us to accelerate our yellow pea breeding program. As a result, we believe we will develop differentiated varieties of yellow pea for first commercial plantings in the near term. We are working on a pipeline of products that has the potential to significantly reduce off-flavors, increase the protein content of the plant, and ultimately reduce or displace the need for expensive, water- and energy-intensive processing steps typically required for ingredients used in plant-based meat alternatives.
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
Our proprietary and non-proprietary revenues were as follows for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
(In Thousands USD)	2023	2022	2021
Proprietary	$109,984	$72,578	$38,043
Non-Proprietary	363,352	308,655	52,902
Total Revenues	$473,336	$381,233	$90,945
Competitors
We believe that our technology platform coupled with our proprietary germplasm is unique to Benson Hill and sets us apart from others in the agriculture and food markets, but we do compete with others in certain areas of our business. For example, we compete with seeds and trait companies as well as smaller biotechnology and ag-tech companies, particularly for grower contracting and access to acres. Key competitors in this space include Bayer, Corteva, Syngenta, and Pairwise. For our ingredients that are commercialized, we compete with food and feed ingredient companies. Key competitors in these industries include Archer-Daniels-Midland Company (“ADM”), CHS, Inc., and Cargill, Inc. In addition, advancements in fields such as gene editing, biologics, digital agriculture, data science, and artificial intelligence may enable disruptive technology that could alter the competitive landscape for food and agriculture.
Intellectual Property
Our success depends in part on our ability to obtain and maintain intellectual property and proprietary protection for our product candidates and technology related to our business, defend and enforce our intellectual property rights, in particular, our patent rights, preserve the confidentiality of our trade secrets, and operate without infringing valid and enforceable intellectual property rights of others. We seek to protect our proprietary position by, among other things, licensing and filing U.S. and certain non-U.S. patents and patent applications related to our technology, products and product candidates, and improvements that are important to the development of our business, where patent protection is available. We also rely on trade secrets, plant breeders’ rights, and/or contractual provisions to develop and maintain our proprietary position and protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection. We seek to protect our proprietary technologies, in part, by confidentiality agreements with our employees, consultants, scientific advisors, and contractors. Notwithstanding these efforts, we cannot be sure that patents will be granted with respect to any patent applications we have licensed or filed or may license or file in the future, and we cannot be sure that any patents we have licensed or patents that may be licensed or granted to us in the future will not be challenged, invalidated, or circumvented or that such patents will be commercially useful in protecting our product candidates and technology. Moreover, trade secrets can be difficult to protect. While we have confidence in the measures we take to protect and preserve our trade secrets, such measures can be breached, and we may not have adequate remedies for any such breach. In addition, our trade secrets may otherwise become known or be independently discovered by competitors. For more information regarding the risks related to our intellectual property, please see “Risk Factors—Risks Relating to Our Intellectual Property in this report.
As of December 31, 2023, we have approximately 245 pending or issued patents. Approximately 94 of those are for plant varieties, 81% of which have issued. Approximately 81 are product-related, 33% of which have issued. Approximately 70 are enabling technologies, 14% of which have issued. All patents or applications filed on our plant varieties are in the U.S., while 29% and 35% of the product-related or enabling technology patents are in the U.S., respectively. We also have approximately 54 pending applications for plant breeders’ rights on our plant varieties, divided among the U.S. and other countries. In addition to these patents and patent applications, we also hold licenses from other parties related to certain products and activities.

These patents expire at varying times depending on the jurisdiction and filing date. Individual patent terms extend for varying periods of time, depending upon the date of filing of the patent application, the date of patent issuance, and the legal term of patents in the countries in which they are obtained. In most countries in which patent applications are filed, including the U.S., the patent term is 20 years from the date of filing of the first non-provisional application to which priority is claimed. Under certain circumstances, a patent term can be extended. For example, in the U.S., a patent’s term may be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the U.S. Patent and Trademark Office in reviewing and granting a patent or may be shortened if a patent is terminally disclaimed over an earlier-filed patent. However, the actual protection afforded by a patent varies on a product-by-product basis, from country-to-country, and depends upon many factors, including the type of patent, the scope of its coverage, the availability of legal remedies in a particular country, and the validity and enforceability of the patent.
As of December 31, 2023, we had 18 U.S. trademarks, six pending U.S. trademark applications, 99 registered non-U.S. trademarks, and five pending non-U.S. trademark applications.
Benson Hill is a registered trademark of Benson Hill, Inc. Other trademarks, logos, and slogans registered or used by Benson Hill and our subsidiaries include, but are not limited to, the following: CropOS® and Veri™.
All other brand names or trademarks appearing in this report are the property of their respective owners. Benson Hill’s use or display of other parties’ trademarks, trade dress or products in this report does not imply that Benson Hill has a relationship with, or endorsement or sponsorship of, the trademark or trade dress owners.
Research and Development
As of December 31, 2023, we had approximately 118 employees dedicated to our product and platform development. This team has technical expertise in data science, ML software, genome engineering, molecular biology, biochemistry, genetics and genetic engineering, plant physiology, and plant breeding. The activities of this team are conducted principally at our St. Louis, Missouri facilities. We have made, and will continue to make, substantial investments in this capability. Our research and development expenses were $40.3 million, $47.5 million and $40.6 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Employees
As of December 31, 2023, we employed approximately 270 full-time employees.
Regulatory
We are subject to laws and regulations in the jurisdictions in which we operate. This includes laws and regulations governing biotechnology and food companies related to the development, approval, manufacturing, import, marketing, and sale of our products.
Regulation of Plant Biotechnology Products
The three primary agencies with responsibility for regulation of plant biotechnology products in the U.S. are the U.S. Department of Agriculture’s (“USDA”) Animal and Plant Health Inspection Services (“APHIS”), the U.S. Environmental Protection Agency (“EPA”), and the U.S. Food and Drug Administration (“FDA”). The APHIS regulates plant biotechnology products to ensure that they do not pose a plant pest risk under the Plant Protection Act (“PPA”). The EPA regulates pesticides (including plant-incorporated protectants) pursuant to the Federal Insecticide, Fungicide, and Rodenticide Act (“FIFRA”). The FDA regulates food and animal feed under the Federal Food, Drug, and Cosmetic Act (“FDCA”).
Plant gene editing uses relatively new technology and the regulatory landscape continues to evolve in this area. Under the USDA’s recently revised regulations, certain categories of our products currently in development using gene editing may be exempt from certain regulations related to genetic engineering under the PPA because they could otherwise have been developed through conventional breeding techniques, which may include gene edited soybeans or yellow peas. Other plant biotechnology products currently in development may be subject to certain regulations related to genetic engineering under the PPPA in the future. The FDA offers a voluntary consultation process to determine whether foods derived from plant biotechnology products would require regulatory review and approval before marketing such products.
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
Among other things, the facilities in which our products are grown, packed or processed may be required to register with the FDA, and comply with regulatory schemes including the Food Safety Modernization Act (“FSMA”), among other laws and regulations implemented by the FDA, the USDA, and other regulators. We are also subject to parallel state and local food safety regulations, including registration and licensing requirements for our facilities, enforcement of standards and label registration for our products and facilities by state and local health agencies, and regulation of our trade practices in connection with selling our products. We are also subject to labor and employment laws, laws governing advertising, privacy laws, safety regulations and other laws, including consumer protection regulations that regulate retailers or govern the promotion and sale of merchandise.
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
Available Information
Our internet website address is www.bensonhill.com. Through our website, we make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, as well as proxy statements, and, from time to time, other documents as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. These SEC reports can be accessed through the investor relations section of our website. The information found on our website is not part of this or any other report we file with or furnish to the SEC.
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
Risk Factors Summary
Risks Relating to Our Business
•While our audited consolidated financial statements have been prepared on a going concern basis, we believe that our recurring net losses, negative cash flows from operations, accumulated deficit and other factors have raised substantial doubt about our ability to continue as a going concern.
•If we fail to successfully manage and execute our transition to an asset-light business model with a focused expansion into broadacre animal feed markets, which will require us to secure partnership and licensing agreements to generate and scale our product innovations, our results of operations could be harmed.

•We will need to raise additional capital in the future to fund our operations and we may be unable to raise such funds when needed and on acceptable terms.
•The actions associated with the execution of our expanded Liquidity Improvement Plan could be insufficient to achieve our financial objectives and could have negative consequences on our business and growth.
•We cannot assure you that our evaluation of potential strategic alternatives to enhance value for stockholders will be successful; and there may be negative impacts on our business and stock price as a result of the process of exploring strategic alternatives.
•Any collaboration arrangements that we have or may enter into may not be successful, which could adversely affect our anticipated revenues and our ability to develop and commercialize our product candidates.
•The divestiture of assets presents risks and challenges that could negatively impact our business, financial condition, and results of operations.
•We have a history of net losses and we may not achieve or maintain profitability.
•We face significant competition and many of our competitors have substantially greater financial, technical and other resources than we do.
•To compete effectively, we must introduce new products that achieve market acceptance.
•If we are unable to effectively apply our CropOS® platform, effectively obtain and integrate new technologies into the platform or to create new platforms, our results of operations, client relationships, and growth could be adversely affected.
•Our ability to contract for sufficient acreage with the appropriate nutrient profile on a cost-effective basis presents challenges.
•Cybersecurity vulnerabilities, threats and more sophisticated and targeted computer crimes pose a risk to our systems, networks, products and data.
•We have recognized goodwill and long-lived asset impairment charges for the year ended December 31, 2023, and we could be required to record additional material impairment charges on intangible assets and long-lived assets in the future.
•We have a limited operating history, which makes it difficult to evaluate our current business and prospects and may increase the risk of investment.
•If we are unable to identify and remediate any material weaknesses in our internal control over financial reporting or otherwise fail to maintain an effective system of internal control over financial reporting, this may result in material misstatements of our consolidated financial statements or failure to meet our periodic reporting obligations.
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
•If we fail to manage our future growth effectively, our business could be materially adversely affected.
•If our early testing of pipeline products is unsuccessful, we may be unable to complete the development of product candidates on a timely basis or at all.
•The successful commercialization of our products depends on our ability to produce high-quality products cost-effectively on a large scale and to accurately forecast demand for our products, and we may be unable to do so.
•Products that we develop, and food and feed containing our products, may fail to meet standards established by third-party non-GMO verification organizations, which could reduce the value of our products to customers.
•If we are sued for defective products and if such lawsuits were determined adversely, we could be subject to substantial damages, for which insurance coverage is not available.
•Our risk management strategies may not be effective.
•We rely on information technology systems and any inadequacy, failure, interruption or security breaches of those systems may harm our ability to effectively operate our business.
•We use artificial intelligence in our business, and challenges with properly managing its use could result in reputational harm, competitive harm, and legal liability, and adversely affect our results of operations.
•We depend on key management personnel and attracting, training and retaining other qualified personnel, and our business could be harmed if we lose key management personnel or cannot attract, train and retain other qualified personnel.
•We incur substantial costs as a result of operating as a public company and our management devotes substantial time to maintaining compliance with applicable rules and regulations.
•Disruptions in the worldwide economy may adversely affect our business, results of operations and financial condition.
Risks Relating to Our Capital Structure
•We have borrowed and may be required to borrow funds in the future.

•Failure to obtain capital when needed on acceptable terms, or at all, may force us to delay, limit, reduce or terminate our product development efforts or other operations.
Risks Relating to Our Common Stock
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
•The market price of our common stock is highly volatile, which could lead to losses by investors and costly securities litigation.
•If securities analysts do not publish research or reports about our business or if they downgrade our common stock or our sector, our common stock price and its trading volume could decline.
•We qualify as an “emerging growth company” within the meaning of the Securities Act, and because we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, it could make our securities less attractive to investors and may make it more difficult to compare our performance to the performance of other public companies.
•Because there are no current plans to pay cash dividends on our common stock for the foreseeable future, you may not receive any return on your investment unless you sell your common stock for a price greater than that which you paid for it.
•Anti-takeover provisions in our organizational documents could delay or prevent a change of control.
Risks Relating to Our Outstanding Warrants
•Our outstanding warrants are exercisable for common stock, which would increase the number of shares eligible for future resale in the public market and result in dilution to stockholders.
•We may amend the terms of the Public Warrants in a manner that may be adverse to holders of Public Warrants with the approval by the holders of at least 65% of the then-outstanding Public Warrants.
•We may redeem unexpired Public Warrants prior to their exercise at a time that is disadvantageous to you, thereby making the Public Warrants worthless.
•Holders of our warrants will have no rights as a common stockholder until such holders exercise their warrants and acquire our common stock.
•Almost all of our outstanding warrants are accounted for as liabilities and the changes in value of the warrants could have a material effect on our financial results.
•The NYSE has delisted our Public Warrants from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.
Risks Relating to Our Intellectual Property
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
•Third parties may assert rights to inventions we develop or otherwise regard as our own.
•We may be unsuccessful in developing, licensing or acquiring intellectual property that may be required to develop and commercialize our product candidates.
Risks Relating to Regulatory and Legal Matters
•The regulatory environment in the U.S. for our current and future products is uncertain and evolving.
•The regulatory environment outside the U.S. varies greatly from jurisdiction to jurisdiction and there is less certainty how our products will be regulated.
•Government policies and regulations, particularly those affecting the agricultural sector and related industries, could adversely affect our operations and profitability.
•We are subject to numerous environmental, health and safety laws and regulations relating to our use of biological materials and our food production operations. Compliance with such laws and regulations could be time consuming and costly.
•Litigation or legal proceedings could expose us to significant liabilities and have a negative impact on our reputation or business.
•Our ability to use net operating loss carryforwards and other tax attributes may be limited in connection with the Merger or other ownership changes.

Risks Relating to Our Business
While our audited consolidated financial statements have been prepared on a going concern basis, we believe that our recurring net losses, negative cash flows from operations, accumulated deficit and other factors have raised substantial doubt about our ability to continue as a going concern.
There is substantial doubt about our ability to continue as a going concern, as we currently do not have adequate financial resources to meet our forecasted operating costs as they come due in the ordinary course of business for at least twelve months from the filing of this report. For the year ended December 31, 2023, we incurred a net loss from continuing operations of $111.2 million, negative cash flows from operating activities of $73.1 million and capital expenditures of $11.8 million. As of December 31, 2023, we had cash and cash equivalents and marketable securities of $48.7 million. As of December 31, 2023, we had an accumulated deficit of $523.8 million and term debt and notes payable of $60.5 million, which are subject to repayment terms and covenants further described in Note 14—Debt in this report. We have incurred significant losses since our inception, primarily to fund investment into technology and costs associated with early-stage commercialization of products and we expect to continue generating operating losses in the near term. These matters raise substantial doubt about our ability to continue as a going concern.
Our potential inability to continue as a going concern may materially adversely affect our share price and our ability to raise new capital, enter into agreements with third parties, meet our obligations as they become due and otherwise execute our business strategy. If we are unable to generate sustainable operating profit and sufficient cash flows, then our future success will depend on our ability to raise capital. We cannot be certain that additional capital, whether through selling additional debt or equity securities or obtaining a line of credit or other loan, will be available to us or, if available, will be on terms acceptable to us. If we are unable to raise additional financing and increase revenue or reduce expenses, we may be unable to continue to fund our operations, develop our products, realize value from our assets, or discharge our liabilities in the normal course of business. If we become unable to continue as a going concern, we could have to liquidate our assets, and potentially realize significantly less than the values at which they are carried on our financial statements, and stockholders could lose all or part of their investment in our shares.
If we fail to successfully manage and execute our transition to an asset-light business model with a focused expansion into broadacre animal feed markets, which will require us to secure partnership and licensing agreements to generate revenue and scale our product innovations, our results of operations could be harmed.
On October 31, 2023, we announced plans to improve our financial position and accelerate our transition to an asset-light business model with a focused expansion into broadacre animal feed markets. We cannot provide any assurance that we will be able to manage and execute these plans successfully or in a timely manner, or that, even if we do, we will have sufficient liquidity to pursue our long-term strategy. Our ability to accomplish these plans is subject to significant business, financial, operational, timing, market, and other risks, including necessary participation of third parties. For example, execution of our asset-light business model and our expanded Liquidity Improvement Plan resulted in the divestiture of our processing assets, as a result of which our ability to generate revenue from product sales has been substantially diminished. We must secure new partnership and licensing agreements to generate revenues and scale our product innovations. There is no assurance that we will be able to secure the necessary partnership and licensing agreements to generate revenues or achieve our acreage goals in the coming years. If we are unable to identify and realize new sources of revenue, including from collaborative arrangements, joint operating activities, partnerships and licensing opportunities, our ability to execute our long-term strategy will be harmed. We may not be successful in our efforts to execute our transition to an asset-light business model, generate revenue from partnership and licensing arrangements, or attain and maintain profitable operations. Our ability to successfully manage and execute this transition is subject to a variety of conditions and factors, some of which are beyond our control, including our ability to secure new partnership and licensing agreements. If we are unsuccessful in these efforts, our cash balances and operating cash flow alone will be insufficient to fund our longer-term capital and liquidity needs.
If we are unable to successfully manage and execute our transition to an asset-light business model and our expanded Liquidity Improvement Plan, we may not realize the expected benefits of these plans, and our results of operations could be harmed.
The actions associated with the execution of our expanded Liquidity Improvement Plan could be insufficient to achieve our financial objectives and could have negative consequences on our business and growth.
On March 27, 2023, our Board committed to the Liquidity Improvement Plan, which together with subsequent cost-saving measures, is intended to improve liquidity by an estimated $65 million to $85 million by the end of 2024. We subsequently expanded our cost-cutting efforts under the Liquidity Improvement Plan. Through the combination of cash on hand, savings driven by our expanded Liquidity Improvement Plan, and net proceeds from our completed and any future asset dispositions, and securing additional financing, we expect to improve our liquidity position. We plan to use this anticipated liquidity runway while we seek to secure partnership and licensing agreements to help us execute our long-term strategy.
While we expect the actions associated with the execution of our expanded Liquidity Improvement Plan to be substantially complete by the end of the fourth quarter of 2024, there can be no assurance that such actions or any other cost reduction initiatives will be successfully or timely implemented, or that they will materially and positively impact our ability to achieve our financial objectives, or that they will leave us sufficient liquidity to pursue our plans or remain a going concern. Because the Liquidity Improvement Plan involves restructuring certain parts of our organization, the associated cost reductions could adversely impact productivity, product innovations and sales to an extent we have not anticipated. In addition, divestiture of our processing assets and our exploration of strategic alternatives, could adversely impact our ability to generate revenues. Our ability to complete the actions associated with the execution of our expanded Liquidity Improvement Plan and achieve the anticipated benefits within the expected timeframe is subject to estimates and assumptions, and actual results may vary materially from our expectations, including as a result of factors that are beyond our control. Our efforts to create a more cost-efficient organization and enhance our capital structure to execute on our strategic priorities may not be successful. Even if we successfully execute these actions in a timely manner and they generate the anticipated cost savings, our expanded Liquidity Improvement Plan may have other unforeseeable or unintended consequences that could materially adversely impact our profitability and business, including our research and development initiatives and our ability to commercialize our product candidates. To the extent that we do not achieve the intended benefits of the actions associated with the execution of our expanded Liquidity Improvement Plan or suffer negative consequences as a result of its implementation, our business and results of operations may be materially adversely affected.
We will need to raise additional capital in the future to fund our operations and we may be unable to raise such funds when needed and on acceptable terms.
We fully repaid the Convertible Notes Payable on February 13, 2024. We currently intend to obtain new financing. We can make no assurances that we will be able to secure any new financing, or that the terms of any new financing will be more favorable to us than our prior indebtedness. If we are unable to obtain new financing on favorable terms, in a timely manner, or at all, in an amount sufficient to meet our liquidity needs, our business, financial condition, results of operations, prospects, and ability to continue as a going concern could be adversely affected.
If we elect to raise additional funds or additional funds are required, we may raise such funds from time to time through public or private equity offerings, debt financings, corporate collaboration and licensing arrangements or other financing alternatives. Additional equity or debt financing or corporate collaboration and licensing arrangements may not be available on acceptable terms, if at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we will be prevented from pursuing licensing, development, acquisition and commercialization efforts and our ability to generate revenues and achieve or sustain profitability will be substantially harmed.
If we raise additional funds by issuing equity securities, our stockholders will experience dilution. Debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any debt financing or additional equity that we issue may contain terms, such as liquidation preferences, superior voting rights or the issuance of derivative securities, which could have a further dilutive effect on or subordinate the rights of our current investors. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish valuable rights to our technologies, future revenue streams or product candidates or to grant licenses on terms that may not be favorable to us. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, our business, operating results, financial condition and prospects could be materially and adversely affected and we may be unable to continue our operations.
We cannot guarantee that we will be able to meet existing financial covenants or that any new financing will be available to us on favorable terms, in a timely manner, or at all, and the failure to procure any new financing we obtain may make it more difficult for us to operate our business, implement our growth plans, or achieve our financial objectives. If this were to occur, we could be required to delay, limit, reduce or terminate our manufacturing, research and development activities, growth and expansion plans, establishment of strategic partnership and licensing relationships, sales and marketing capabilities or other activities that may be necessary to generate revenue and achieve profitability, any of which could have significant negative consequences for our business, financial condition and results of consolidated operations.

We cannot assure you that our evaluation of potential strategic alternatives to enhance value for stockholders will be successful; and there may be negative impacts on our business and stock price as a result of the process of exploring strategic alternatives.
On August 9, 2023, our Company announced the commencement of a process to explore strategic alternatives, which could include, but not be limited to, a sale of all or parts of our Company, a merger, joint venture, or other transaction. Our Board of Directors (“Board”) has not set a timetable for the completion of this review process and there can be no assurance that it will result in any transaction or outcome. Whether the process will result in any additional transactions, will depend on numerous factors, some of which are beyond our control. Such factors include the interest of potential acquirers or strategic partners in a potential transaction, the value potential acquirers or strategic partners attribute to our businesses and their respective prospects, our stock price, market conditions, interest rates and industry trends.
Our stock price may be adversely affected if the evaluation does not result in additional transactions or if one or more transactions are agreed to or consummated on terms that investors view as unfavorable to us. Even if one or more additional transactions are completed, there can be no assurance that any such transactions will be successful or have a positive effect on stockholder value. Our Board may also determine that no additional transaction is in the best interest of our stockholders. In addition, our financial results and operations could be adversely affected by the strategic process and by the uncertainty regarding its outcome. The attention of management and our Board could be diverted from our core business operations. We have diverted capital and other resources to the process that otherwise could have been used in our business operations, and we intend to do so. We could incur substantial expenses associated with identifying and evaluating potential strategic alternatives, including those related to employee retention payments, equity compensation, severance pay and legal, accounting and financial advisor fees. In addition, the process could lead us to lose or fail to attract, retain and motivate key employees, and to lose or fail to attract strategic partners, licensees, customers, suppliers or other business partners. Furthermore, it could expose us to litigation. The public announcement of a strategic alternative may also yield a negative impact on our stock price and operating results if prospective or existing counter-parties are reluctant to commit to new or renewal contracts or if existing customers decide to move their business to a competitor. We do not intend to disclose developments or provide updates on the progress or status of the strategic process until our Board deems further disclosure is appropriate or required. Accordingly, speculation regarding any developments related to the review of strategic alternatives and perceived uncertainties related to the future of our Company could cause our stock price to fluctuate significantly.
Any collaboration arrangements that we have or may enter into may not be successful, which could adversely affect our anticipated revenues and our efforts to commercialize our product candidates.
We have entered into collaboration arrangements with third parties for the development or commercialization of our products, such as our collaboration agreement with ADM, and intend to enter in additional such agreements in the future. To the extent that we decide to enter additional collaboration arrangements, we will face significant competition in seeking appropriate partners, and we will likely have limited control over the amount and timing of resources that any future collaborators dedicate to the development or commercialization of our product candidates. In addition, future collaborators may have significantly greater financial resources than we do and may compete with our business, as ADM does, which could enable such competitors to use our technologies to develop their own products that would compete with our products. Our ability to generate revenue from these arrangements depends in part on our collaborators’ abilities to successfully perform the functions assigned to them and our ability to work together. If our collaborations do not result in the successful development and commercialization of products, or if any of our collaborators terminates its agreement with us, we may not receive some of all of any milestone, royalty or other payments provided for under the collaboration agreements. If we do not receive the payments we expect under these agreements, our development of product candidates could be delayed and we may need additional resources to develop our product candidates. In addition, if any collaborator terminates its agreement with us, our revenue generation efforts would be harmed, and we may find it more difficult to attract new collaborators and our reputation among the business and financial communities could be adversely affected. Macroeconomic trends, including those that played a factor in our decision to transition to an asset-light business model, also impact our ability to realize the anticipated benefits of, and to maintain, our collaboration agreements, and could impact our ability to enter into new collaboration agreements. These macroeconomic trends include, without limitation, the emergence of significant market headwinds in the food, aquaculture, and specialty oil markets, and acreage acquisition costs.
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

The divestiture of assets presents risks and challenges that could negatively impact our business, financial condition and results of operations.
Following the divestiture of the Creston and Seymour processing facilities, our ability to generate revenue from product sales has been substantially diminished. As of December 31, 2023, we had cash and marketable securities of $48.7 million from continuing operations, and cash of $0.3 million from discontinued operations. We have had recurring net losses from operations and an accumulated deficit of $524 million as of December 31, 2023. Given our net losses and with only these funds, we will need to seek significant additional funds in the future through equity or debt financings, or strategic alliances with third parties, either alone or in combination, to fund our business plan and to complete our transition to an asset-light operating company. In addition, our transition to an asset-light business model requires that we secure new partnership and licensing agreements to generate revenues and scale our product innovations. There is no assurance that we will be able to secure the necessary partnership and licensing agreements to generate revenues or achieve our acreage goals in the coming years. If we are unable to sufficiently and timely license, sell-to-market or otherwise monetize our intellectual property and food and feed inventory, we may fail to generate enough revenue to continue as a going concern, including making required debt service payments and paying our general and administrative expenses.
These divestitures present risks relating to the availability and use of proceeds generated from the divestitures in light of contractual restrictions under the transaction documents. We may also encounter challenges relating to the separation of operations, products, services or personnel, and as a result of any future liabilities we may retain after completing the divestitures. Any difficulties that we face in connection with the divestitures may result in management’s attention being diverted from our continuing business operations. Significant time and expenses have been incurred to divest the assets described above, which may adversely affect operations as dispositions have required and may in the future require our continued financial involvement, such as through transition service agreements, guarantees, and indemnities or other current or contingent financial obligations and liabilities.
We have a history of net losses and we may not achieve or maintain profitability.
Our net losses from continuing operations were $111.2 million for the year ended December 31, 2023, $99.7 million for the year ended December 31, 2022 and $122.2 million for the year ended December 31, 2021. As of December 31, 2023 and December 31, 2022, we had an accumulated deficit of $523.8 million and $408.5 million, respectively. We will need to generate significant revenues to achieve profitability, and we may not be able to achieve and maintain profitability in the near future or at all, which may depress our stock price. Our future success will depend, in part, on our ability to grow revenue by expanding into broadacre animal feed markets through an asset-light business model and secure partnership and licensing agreements to scale our product innovations, licensing of our intellectual property and our ability to market and sell additional products from our pipeline of product candidates.
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
The market for agriculturally derived feed ingredients is highly competitive, and we face significant direct and indirect competition in several aspects of our business. Mergers and acquisitions in the plant science, specialty food and feed ingredient, and agricultural biotechnology and seed industries may result in the further concentration of resources among a smaller number of our competitors.
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
Development of successful agricultural products using gene editing technologies requires significant levels of investment in research and development, including laboratory, greenhouse and field testing, to demonstrate product effectiveness and can take several years or more. We incurred research and development expenses of $40.3 million, $47.5 million and $40.6 million, respectively, for the years ended December 31, 2023, 2022 and 2021. We must commit significant resources and may incur obligations (such as royalty obligations or milestone fees) to develop new products before knowing whether our investments will result in products the market will accept and without knowing the levels of revenue, if any, that may be derived from these products.
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
If we are unable to effectively apply our CropOS® platform, effectively obtain and integrate new technologies into the platform or to create new platforms, our results of operations, client relationships and growth could be adversely affected.
Our future success depends, in part, on our ability to apply our CropOS® platform and respond effectively to new developments in technology. These may include new AI products which we will seek to leverage and integrate into our current platform. We may be exposed to competitive risks related to the adoption and application of new technologies by our competitors or by new entrants. If we fail to develop, implement and keep pace with rapid and continuing changes in technology, industry standards, client preferences and internal control standards, our operating efficiency could be adversely affected. We may not be successful in anticipating or responding to these developments on a timely and cost-effective basis and our platform may not be accepted in the marketplace. Additionally, the effort to gain technological expertise and develop new technologies in our business requires us to incur significant expenses, including employee training. Our ability to build out our CropOS® platform or any other similar platform depends on obtaining necessary capital when needed and on acceptable terms, which we may not be able to secure. Additionally, the effort to integrate new technologies into our business requires us to incur significant expenses, including employee training. If we cannot offer new technologies as quickly as our competitors, or if our competitors develop more cost-effective technologies or product offerings, we could experience a material adverse effect on our results of operations, client relationships, growth and compliance programs.
Our ability to contract for sufficient acreage with the appropriate nutrient profile on a cost-effective basis presents challenges.
In order to increase revenues, we continue to need production acreage with the appropriate nutrient profile. The costs of contracting acreage have recently increased and, if this persists, we will be challenged to balance our need for planned inventory levels against our future forecasts. We cannot assure that we will be able to obtain the acreage and nutrient profile we need in order to expand our production in a timely or cost-effective manner, or at all, either independently or through strategic partnerships. Even if we are able to increase the number of acres under contract and/or to move production into new geographical locations and realize our nutrient profile targets, we may face challenges that can impede our ability to produce as much inventory as we anticipated. For example, when we move production into new geographical locations, we may find it difficult to identify growers with the expertise to grow our seed crops, and we may not have sufficient Company personnel available in such new locations to provide production advice on a timely basis. Our prediction methods for identifying the right planting location may not generate the desired nutrient profile. If we are unable to secure the acreage we need at the appropriate nutrient profile to meet our planned production for the crop year, our results of operations could suffer, as could our reputation. We recently moved to an asset-light business model that is reliant on partnerships and licensing agreements instead of a closed-loop manufacturing strategy which will require broadacre licensing of our germplasm if we are to successfully diversify into the U.S. animal feed markets. There is no guarantee that we can secure the necessary partnership and licensing agreements to achieve our stated acre goals in the coming years. This will have a direct bearing on our ability to generate future revenues and profits.
Cybersecurity vulnerabilities, threats and more sophisticated and targeted computer crimes pose a risk to our systems, networks, products and data.
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
Although we have programs in place related to information security to maintain the confidentiality, integrity, and availability of systems, business applications, and customer information, we may not be able to anticipate or implement effective preventive measures against all potential cybersecurity threats, especially because the techniques used change frequently and because attacks can originate from a wide variety of sources, both domestic and foreign. Cybersecurity risk is increasingly difficult to identify and quantify and cannot be fully mitigated because of the rapidly evolving nature of the threats, targets, and consequences.
We have recognized a goodwill and long-lived asset impairment charge for the year ended December 31, 2023, and we could be required to record additional material impairment charges on intangible assets and long-lived assets in the future.
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
The impairment charge reflects an ongoing assessment of current market conditions and potential strategic investments to continue commercializing our proprietary products and pursue other strategic investments in the industry. Refer to Note 11—Goodwill and Intangible Assets in this report for further details.
In December 2023, the Company recorded a non-cash impairment charge of approximately $18.5 million to reduce the carrying amounts of long-lived assets, which consists of property and equipment, intangible assets, and lease right-of-use assets, of our Creston facility. As part of our transition to an asset-light business model, our Company performed an impairment assessment which indicated the carrying values of our Creston facility asset group is not recoverable. Refer to Note 2—Summary of Significant Accounting Policies in this report for further details.
Each quarter, we assess whether events or changes in circumstances have occurred that indicate the carrying value of intangible assets and long-lived asset groups may not be recoverable. If we determine that the carrying value of intangible assets and long-lived asset groups are not recoverable, we will be required to record impairment charges relating to those assets. We are currently executing a transition of our business model which could further result in us being unable to recover all or a portion of the carrying value of our long-lived assets. The amount and timing of any impairment charge would depend on a number of factors including the structure, timing, and scope of any assets disposed in any future transactions. We cannot accurately predict the amount and timing of any impairment of intangible assets or long-lived assets. Any additional impairment charges that we may take in the future could be material to our results of operations and financial position.
We have a limited operating history, which makes it difficult to evaluate our current business and prospects and may increase the risk of investment.
We are an early-stage food and feed ag-tech company with a limited operating history that to date has been focused primarily on research and development, software development, conducting field trials and pursuing initial commercialization efforts of our product candidates. Investment in food and feed ag-tech development is highly speculative. It entails substantial upfront research and development investment and, to the extent gene editing technology may be employed, there is significant risk that we will not be able to edit the genes in a particular plant to express a desired trait, or, once edited, we will not be able to replicate that trait across entire crops in order to commercialize the product candidate. Moreover, the regulatory pathway for our product candidates can be uncertain and could add significant additional cost and time to development.
Our limited operating history may make it difficult to evaluate our current business and our prospects. We have encountered, and will continue to encounter, risks and difficulties frequently experienced by growing companies in rapidly developing and changing industries, including challenges in forecasting accuracy, determining appropriate investments of our limited resources, gaining market acceptance of the products made using our gene editing and speed breeding platform and through our crop prototyping process, managing a complex regulatory landscape and developing new product candidates. These risks are exacerbated by the additional requirements and associated costs of compliance we face as a publicly traded company. We may also face challenges in scaling our supply chain in a cost-effective manner, as we will rely on contracting with seed production companies, seed distributors, farmers, crushers, millers, refiners, food companies and retailers, and logistics and transportation providers, in order to get our products to market. We may not be able to fully implement or execute on our business strategy or realize, in whole or in part within our expected timeframes, the anticipated benefits of our growth strategies. You should consider our business and prospects in light of the risks and difficulties we face as an early-stage company focused on developing products in the field of food and feed ag-tech.
Further, we intend to transition to an asset-light business model with a focused expansion into broadacre animal feed markets, designed to complement our accomplishments in human food ingredients. Under this transition plan, we intend to participate in the animal feed market through an asset-light business model and secure partnership and licensing agreements to scale our product innovations. The risks outlined above are exacerbated by our current plans, which require execution of an accelerated shift in business model, the satisfactory performance of our expanded Liquidity Improvement Plan, and additional long-term liquidity. In addition, as previously announced, we are exploring a broad range of strategic alternatives for our business, which could include joint venture opportunities, partnerships with strategic and financial investors, asset sales, licensing opportunities or other business, merger, or acquisition transactions, which may make evaluation of our business and prospects more challenging and may increase the risk of investment.

If we are unable to identify and remediate any material weaknesses in our internal control over financial reporting or otherwise fail to maintain an effective system of internal control over financial reporting, this may result in material misstatements of our consolidated financial statements or failure to meet our periodic reporting obligations.
As a public company, we are required to provide management’s attestation on internal control over financial reporting. Management may not be able to effectively and timely implement controls and procedures that adequately respond to the increased regulatory compliance and reporting requirements that apply to us as a public company. If we are not able to implement and maintain compliance with the additional requirements of Section 404(a) of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) in a timely manner, we may not be able to assess whether our internal control over financial reporting is effective, which may subject us to adverse regulatory consequences and could harm investor confidence and the market price of our securities.
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
We have grown rapidly since inception and anticipate further growth. For example, our revenues from continuing operations increased from $90.9 million in 2021 to $381.2 million in 2022 to $474.4 million in 2023. This growth has and is likely to continue to place significant demands on our management, financial, operational, technological and other resources. The anticipated growth and expansion of our business and our product offerings will continue to require significant additional resources to meet our needs, which may not be available in a cost-effective manner, or at all. If we do not effectively manage our growth, we may not be able to execute on our business plan, respond to competitive pressures, take advantage of market opportunities, satisfy customer requirements or maintain high-quality product offerings, any of which could harm our business, brand, results of operations and financial condition.
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
Products that we develop, and food and feed containing our products, may fail to meet standards established by third-party non-GMO verification organizations, which could reduce the value of our products to customers.
Certain third-party organizations offer verification programs that seek to identify non-GMO products to consumers. These organizations verify the status of products (such as foods and feed, beverages and vitamins) as non-GMO based on independently developed standards, and often authorize the display of specific markers or labels illustrating such status on the verified product’s packaging. Standards established by such third-party organizations for the verification of non-GMO status may differ from applicable regulatory legal standards applied by U.S. regulators. As a result, notwithstanding a determination as to the non-regulated status of a product pursuant to the regulatory procedures of the USDA’s APHIS (or a similar determination in other jurisdictions), our products, and third-party products that utilize our gene-edited products as ingredients, may fail to meet more restrictive or non-scientific standards imposed by these independent verification organizations, which could result in reduced sales of such products and have an adverse effect on our revenues.
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
Our business includes contracting with farmers to plant and harvest our proprietary seeds. While our proprietary seeds are not commodities, we purchase crops using a commodity base price. Therefore, we can be affected by fluctuations in agricultural commodity prices. Also, our business is affected by fluctuations in agricultural commodity prices to the extent we purchase commodity seeds for processing at our processing facilities. The legacy, non-proprietary commodity processing business further exposes us to commodity-based price fluctuations. From time to time, we engage in hedging transactions to manage risks associated with the fluctuation of commodity prices. Continued commodity volatility is expected and our commodity hedging activities may not sufficiently offset this volatility.
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
We use artificial intelligence in our business, and challenges with properly managing its use could result in reputational harm, competitive harm, and legal liability, and adversely affect our results of operations.
We currently incorporate AI solutions into our CropOS® platform to access, combine, curate and analyze information and these applications are important to our operations and growth strategy. Our competitors or other third parties may incorporate AI into their products and offerings more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations. Additionally, if the content, analyses, or recommendations that AI provides are or are alleged to be inaccurate, deficient, or biased, our business, financial condition and results of operations may be adversely affected. Our use of AI may also lead to novel cybersecurity or privacy risks which may adversely affect our operations and reputation. AI also presents emerging ethical issues and if our use of AI becomes controversial, we may experience brand or reputational harm, competitive harm, or legal liability. For example, our use of AI could expose us to intellectual property claims or mandatory compliance with open-source software terms. The rapid evolution of AI, including potential government regulation of AI and its various uses, may require significant resources to develop, test and maintain our CropOS® platform to help us implement AI ethically in order to minimize unintended, harmful impact.
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

We incur substantial costs as a result of operating as a public company and our management devotes substantial time to maintaining compliance with applicable rules and regulations.
As a public company, we incur significant legal, accounting and other expenses that we would not incur as a private company, and these expenses may increase even more after we are no longer an “emerging growth company,” as defined in Section 2(a)(19) of the Securities Act. As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules adopted, and to be adopted, by the SEC and the NYSE. Our management and other personnel devote a substantial amount of time to maintaining compliance with these rules and regulations. Moreover, these rules and regulations have substantially increased our legal and financial compliance costs and made some activities more time-consuming and costly. These compliance costs contribute to our net loss. For example, certain rules and regulations make it more difficult and more expensive to obtain director and officer liability insurance, compared to when we were a private company, and we may be forced to accept reduced policy limits or incur substantially higher costs to maintain the same or similar coverage. We cannot predict or estimate the amount or timing of any additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.
Disruptions in the worldwide economy may adversely affect our business, results of operations and financial condition.
The global economy can be negatively impacted by a variety of factors such as the spread or fear of spread of contagious diseases (such as the recent COVID-19 pandemic) in locations where our products are sold, man-made or natural disasters, actual or threatened war (such as the current conflict in Ukraine), terrorist activity, political unrest, civil strife, adverse developments impacting financial institutions, and other geopolitical uncertainty. Such adverse and uncertain economic conditions may impact distributor, retailer, food service and consumer demand for our products. In addition, our ability to manage normal commercial relationships with our suppliers, co-manufacturers, distributors, retailers, restaurant and food service customers and consumers and creditors may suffer. Consumers may shift purchases to lower-priced or other perceived value offerings during economic downturns as a result of various factors, including job losses, inflation, higher taxes, reduced access to credit, change in federal economic policy and recent international trade disputes. In particular, consumers may reduce the amount of plant-based food products that they purchase where there are conventional animal-based protein offerings, which generally have lower retail prices. In addition, consumers may choose to purchase private label products rather than branded products because they are generally less expensive. A decrease in consumer discretionary spending may also result in consumers reducing the frequency and amount spent on food prepared away from home. Distributors, retailers and food service customers may become more conservative in response to these conditions and seek to reduce their inventories. Our results of operations depend upon, among other things, our ability to maintain and increase sales volume with our existing distributors, retailer and food service customers, our ability to attract new consumers, the financial condition of our consumers and our ability to provide products that appeal to consumers at the right price. Decreases in demand for our products without a corresponding decrease in costs would put downward pressure on margins and would negatively impact our financial results. Prolonged unfavorable economic conditions or uncertainty may have an adverse effect on our sales and profitability and may result in consumers making long-lasting changes to their discretionary spending behavior on a more permanent basis. In addition, adverse developments that affect financial institutions, transactional counterparties, or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems, which could have material adverse impacts on our business, financial condition, or results of operations. Even after any adverse geopolitical event or economic condition resolves or concludes, such event or condition may have caused or accelerated an ongoing or permanent adverse change to consumer preferences, business practices, our operations or the operations of our suppliers, distributors, retailers, customers and creditors.
Risks Relating to Our Capital Structure
We have borrowed and may be required to borrow funds in the future.
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
The FNBO Loans require DDB to comply with financial covenants, for which DDB will likely require financial support from us to remain in compliance. The FNBO Loans also require us to maintain a minimum cash balance. If DDB or we breach any of these FNBO Loan covenants, FNBO may declare all amounts immediately due and payable and exercise its rights with respect to the security for those debt financings. If the FNBO Loan covenants are breached, we plan to attempt to secure a waiver of those covenants or an amendment that modifies the covenants, but there is no assurance that we will be able to comply with our covenants without such a waiver or amendment, or that we will be successful in obtaining a waiver or an amendment.
If we incur other indebtedness, a portion of our cash flow will have to be dedicated to the payment of principal and interest on such indebtedness. Typical loan agreements also might contain restrictive covenants, which may impair our operating flexibility. Such loan agreements would also provide for default under certain circumstances, such as failure to meet certain financial covenants. A default under a loan agreement could result in the loan becoming immediately due and payable and, if unpaid, a judgment in favor of such lender which would be senior to the rights of our stockholders. A judgment creditor would have the right to foreclose on any of our assets resulting in a material adverse effect on our business, operating results or financial condition.
Currently, we have limited assets which could be used as collateral in obtaining future borrowings. Our inability to provide lenders with collateral and a limited history of successful operations may cause us to be unsuccessful in our efforts to obtain additional funds though borrowings and as a result we may not be able to fund required costs of operations.
Failure to obtain capital when needed on acceptable terms, or at all, may force us to delay, limit, reduce or terminate our product development efforts or other operations.
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
As of December 31, 2023, we had cash and cash equivalents and marketable securities of $48.7 million, term debt and notes payable of $60.5 million, and an accumulated deficit of $523.8 million. For the year ended December 31, 2023, we incurred a net loss from continuing operations of $111.2 million and had negative cash flows from operating activities of $73.1 million. As described in Note 14—Debt and in Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources, both in this report, there is substantial doubt about our ability to continue as a going concern, as we currently do not have adequate financial resources to meet our forecasted operating costs as they come due in the ordinary course of business for at least twelve months from the filing of this report.
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
We do not expect that we will be able to fund our longer-term capital and liquidity needs based on our current cash balances and operating cash flow alone. To the extent we continue to incur losses, our liquidity needs could increase. To fund our liquidity needs, we expect we will need to secure additional capital. However, our business plan and financing needs are subject to change depending on, among other things:
•the extent and timing of our implementation of our business model shift and expanded Liquidity Improvement Plan;
•the number and characteristics of any additional products we develop or acquire to serve new or existing markets;
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
We are continuously assessing our business plans and capital structure. In order to fund our longer-term capital and liquidity needs and grow our business, we expect we will need to secure additional capital, which could be debt or equity financing and may lead to dilution of our common stockholders. Although we may seek to obtain additional financing through non-dilutive means, we may be unable to do so. We have and may continue to seek to obtain additional funds through public or private equity or debt financings or other sources, such as strategic collaborations. Furthermore, even if we are successful in obtaining additional financing, we cannot provide any assurance that we will be able to realize the benefits anticipated with any new financing.
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
Risks Relating to Our Common Stock
The NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.
Our common stock is currently listed on the NYSE, a national securities exchange. The NYSE requires companies to maintain certain ongoing listing criteria including minimum stock price, total value of public float, and total stockholders’ equity and global average market capitalization. Our failure to maintain such applicable listing criteria could cause us to be delisted from the NYSE. In the event we are unable to have our shares traded on the NYSE, our common stock could potentially trade on the OTCQX, the OTCQB, or the “pink sheets,” each of which is generally considered less liquid and more volatile than the NYSE that we cannot assure this.
On September 13, 2023, we received notice from the NYSE that as of September 12, 2023, we were not in compliance with the continued listing standard set forth in Section 802.01C of the NYSE’s Listed Company Manual because the average closing price of our common stock was less than $1.00 over a consecutive 30 trading-day period. On September 26, 2023, we notified the NYSE of our intent to cure the stock price deficiency to regain compliance with the NYSE continued listing standard. Under applicable NYSE rules, if we determine that in order to cure the minimum price condition it is necessary to take an action that requires stockholder approval, we may obtain stockholder approval by no later than our next annual meeting and implement the action promptly thereafter. The minimum price condition will be deemed cured if the price promptly exceeds $1.00 per share, and the price remains above the level for at least the following 30 trading days.
Our Board of Directors has approved the inclusion of a reverse stock split proposal in the proxy statement for our 2024 annual meeting of stockholders (the “Annual Meeting”), in order to cure our noncompliance with the minimum price condition. The Annual Meeting is currently planned for August 13, 2024. There can be no assurance that the reverse stock split proposal will be approved by our stockholders, or that our Board will not exercise its rights to abandon the reverse stock split, even if so approved. Further, even if the reverse stock split is approved by our stockholders and implemented, there can be no assurance that the trading price of our common stock will trade at prices that allow us to regain compliance with the NYSE minimum price condition. Our common stock will continue to be listed and trade on the NYSE during this period, subject to our compliance with the NYSE’s other continued listing requirements.

Our common stock could also be delisted if (i) our average market capitalization over a consecutive 30 trading-day period is less than $1 million, or (ii) our common stock trades at an “abnormally low” price, in the determination of the NYSE. In either case, our common stock would be suspended from trading on the NYSE immediately, without an opportunity to cure, and the NYSE would begin the process to delist our common stock. Additionally, the NYSE considers a listed company to be out of compliance with its continued listing standards if the company’s average global market capitalization over a 30 consecutive trading-day period is less than $50.0 million and, at the same time, the company’s stockholders’ equity is less than $50.0 million. If any of these were to occur, there is no assurance that we would be able to appeal, or that any appeal we undertake in these or other circumstances would be successful, nor is there any assurance that we will remain in compliance with the other NYSE continued listing standards.
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
The market price for our common stock is highly volatile. For example, since we consummated the Merger, the closing sales price of our common stock has fluctuated from a high of $9.87 per share on September 29, 2021, the day we consummated the Merger, to a low of $0.14 per share on December 20, 2023. The stock market recently has experienced extreme volatility. This volatility often has appeared to be unrelated or disproportionate to the operating performance of particular companies. You may not be able to resell your shares of our common stock at an attractive price due to a number of factors such as those listed in “Risk Factors — Risks Relating to Our Business” and the following:
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
•changes in accounting standards, policies, guidelines, interpretations or principles; and
•other events or factors, including those resulting from natural disasters, war, or the threat of war, in particular, the current conflicts in Ukraine and Israel, acts of terrorism or responses to these events.
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
We qualify as an “emerging growth company” within the meaning of the Securities Act, and because we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, it could make our securities less attractive to investors and may make it more difficult to compare our performance to the performance of other public companies.
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
We intend to retain future earnings, if any, for future operations, expansion and debt repayment and there are no current plans to pay any cash dividends for the foreseeable future. The declaration, amount and payment of any future dividends on shares of our common stock will be at the sole discretion of our Board. Our Board may take into account general and economic conditions, our financial condition and results of operations, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax, and regulatory restrictions, implications on the payment of dividends by us to our stockholders or by our subsidiaries to us and such other factors as our board of directors may deem relevant. In addition, our ability to pay dividends is limited by covenants of our existing and outstanding indebtedness and may be limited by covenants of any future indebtedness we incur. As a result, you may not receive any return on an investment in our common stock unless you sell our common stock for a price greater than that which you paid for it.
Anti-takeover provisions in our organizational documents could delay or prevent a change of control.
Certain provisions of our second amended and restated certificate of incorporation and our second amended and restated bylaws have an anti-takeover effect and may delay, defer or prevent a merger, acquisition, tender offer, takeover attempt or other change of control transaction that a stockholder might consider in its best interest, including those attempts that might result in premium over the market price for the shares held by our stockholders.
These provisions, among other things:
•authorize our Board to issue new series of preferred stock without stockholder approval and create, subject to applicable law, a series of preferred stock with preferential rights to dividends or our assets upon liquidation, or with superior voting rights to our existing common stock;

•eliminate the ability of stockholders to fill vacancies on our Board;
•establish advance notice requirements for nominations for election to our Board or for proposing matters that can be acted upon by stockholders at our annual stockholder meetings;
•permit our Board to establish the number of directors, provided that the Board must consist of at least five and no more than fifteen directors;
•provide that our Board is expressly authorized to make, alter or repeal our amended and restated bylaws;
•require, prior to the third anniversary of the closing of the Merger, the affirmative vote of at least 66 2∕3% of the voting power of the outstanding shares of capital stock entitled to vote thereon, voting together as a single class, to amend our second amended and restated bylaws and specific provisions of our second amended and restated certificate of incorporation; and
•limit the jurisdictions in which certain stockholder litigation may be brought.
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
Risks Relating to Our Outstanding Warrants
Our outstanding warrants are exercisable for common stock, which would increase the number of shares eligible for future resale in the public market and result in dilution to stockholders.
The outstanding Private Placement Warrants and Public Warrants to purchase an aggregate of 16.6 million shares of our common stock are exercisable as of January 8, 2023. Each such warrant entitles the holder thereof to purchase one share of common stock at a price of $11.50 per whole share, subject to adjustment. These warrants may be exercised only for a whole number of shares of common stock. In addition, we issued additional private warrants in connection with the issuance of certain notes payable in February 2020 and December 2021, and in connection with a private placement that was completed in March 2022 (refer to Note 15—Warrant Liabilities to the consolidated financial statements under the headings “Notes Payable Warrants,” “Convertible Notes Payable Warrants” and “PIPE Investment Warrants” in this report). To the extent such warrants are exercised, additional shares of common stock will be issued, which will result in dilution to the then existing holders of common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our common stock.
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
The NYSE has delisted our Public Warrants from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.
On December 19, 2023, our Public Warrants were suspended from trading on the NYSE due to “abnormally low” trading price levels pursuant to Section 802.01D of the NYSE Listed Company Manual. On January 5, 2024, the NYSE filed a Form 25 with the SEC to report the removal of the warrants from listing. On January 5, 2024, the delisting of the warrants became effective. Our Public Warrants remain tradable over-the-counter on the Pink Sheets under the symbol “BHILW”. Such delisting may have the following negative effects on our Public Warrants: a limited availability of market quotations, reduced liquidity, a decreased ability to obtain financing in the future and a decreased ability to issue additional securities, among other things.
Risks Relating to Our Intellectual Property
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
Risks Relating to Regulatory and Legal Matters
The regulatory environment in the U.S. for our current and future products is uncertain and evolving.
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
In addition, we use artificial intelligence in connection with our CropOS® platform. Accordingly, we expect to be subject to laws and regulations with respect to the use of such technologies. Such regulations may restrict our ability to use artificial intelligence or may require increased expenditures. For example, in 2023, an Executive Order was published by the Biden Administration establishing new standards for artificial intelligence safety and security and measures to protect individuals' privacy.

The regulatory environment outside the U.S. varies greatly from jurisdiction to jurisdiction and there is less certainty how our products will be regulated.
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
We have incurred losses during our history and do not expect to become profitable in the near future and may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire, if at all. As of December 31, 2023, we had U.S. federal net operating loss carryforwards of approximately $357.9 million.
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
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Risk Management and Strategy
We have an Information Security Program, which is focused on assessing, identifying, and managing cyber risk and information security threats. We leverage the U.S. Department of Commerce’s National Institute of Standards and Technology (“NIST”) Cybersecurity Framework (“Framework”) as the foundation of our Information Security Program. The NIST Framework provides standards, guidelines, and practices for organizations to better manage and reduce cybersecurity risk and is designed to foster risk and cybersecurity management communications amongst both internal and external organizational stakeholders.
In the ordinary course of our business, we collect and store confidential data, including intellectual property, proprietary business information and personally identifiable information (including of our employees, customers, suppliers and business partners). We rely extensively on information technology systems, including some systems that are managed by third-party service providers, to securely process, store and transmit such confidential data in order to conduct our business. These systems include programs and processes relating to internal and external communications, ordering and managing materials from suppliers, collecting, processing and storing data from other research and development initiatives, shipping products to customers, processing transactions, processing payments to employees and vendors, calculating sales receivables, generating our financial results for each reporting period, summarizing and reporting results of operations, and complying with information technology security compliance and other regulatory, legal or tax requirements.
We carry insurance that provides protection against the potential losses arising from a cybersecurity incident. However, there is no assurance that our insurance coverage will cover or be sufficient to cover all losses or claims that may result from a cybersecurity incident.
To proactively manage cybersecurity risk in our organization, we have an Information Technology Security Policy that is available to all employees on our intranet. We also conduct regular cybersecurity awareness and training campaigns for our employees. Internal and external stakeholders can access our 24/7 helpline online or by phone to report any security incidents for escalation.
To proactively identify, mitigate, and prepare for potential cybersecurity incidents, we maintain a cyber incident response plan. We periodically conduct internal and external phishing attack simulation exercises involving employees at all levels of the organization. We also periodically engage independent, third-party consultants to conduct periodic audits of our systems, and test our information technology infrastructure. Through these channels as well as through regular internal, external, and cloud vulnerability scanning, we work to proactively identify potential vulnerabilities in our Information Security system. We recognize that we are exposed to cybersecurity threats associated with our use of third-party service providers. We strive to minimize cybersecurity risks when we first select or renew a vendor by including cybersecurity risk as part of our overall vendor evaluation and due diligence process.
We have not been materially impacted by risks from cybersecurity threats and as of the date of this report, we are not aware of any cybersecurity risks that are reasonably likely to materially affect our business. However, our systems and networks have been, and are expected to continue to be, the target of increasingly advanced and evolving cyber-attacks and cybersecurity incidents in the future which may adversely impact our business, financial condition and results of operations, and we are continuing to actively monitor such threats. For more information, see our risks associated with cybersecurity threats under “Risk Factors” in this report.
Governance
Our Board considers cybersecurity risk as part of its risk oversight function and has delegated oversight of cybersecurity and other information technology risks to our Audit and Risk Committee.
The oversight of our cybersecurity program at the management level has been delegated to our CFO to oversee our Company’s Information Security programs and investments. Our Senior Director, IT reports to our CFO and oversees our Information Security Program. Our Senior Director, IT along with our CISSP-certified Director of Cybersecurity, Infrastructure and Operations, leads and executes on our cybersecurity program and provides regular updates to our management team, including the CEO, on our cybersecurity program and cybersecurity risks.
Our Senior Director, IT and CFO also provide quarterly reports to our Audit and Risk Committee internal identification, prevention, detection, mitigation and remediation of cybersecurity risks and incidents. With respect to specific incidents, we leverage an incident response framework to elevate and evaluate specific incidents to the incident response team. In the event of a potentially material cybersecurity incident, our Audit and Risk Committee would be immediately notified and briefed.
Item 2. Properties
Our executive offices, which are leased, are located at 1001 North Warson Road, Suite 300, Saint Louis, Missouri 63132, and our telephone number is (314) 222-8218. In addition, we have principal plants and facilities at the following locations:
•St. Louis, Missouri (Crop Accelerator, a leased controlled environmental research facility)
•St. Louis, Missouri (leased greenhouse, warehouse, office and research and development facilities)
•Creston, Iowa (an owned soy flour manufacturing facility)1

•Bondurant, Iowa (a leased processing, warehouse, distribution, and research and development facility)
•Minot, North Dakota (a leased research and development facility)
•Crary, North Dakota (an owned yellow pea processing facility)
•Devils Lake, North Dakota (an owned yellow pea processing facility)
•Lansford, North Dakota (an owned yellow pea distribution facility)
•Urbana, Illinois (a leased research and development facility)
•Grand Forks, North Dakota (a leased office facility for yellow pea business)
(1) Sold in the first quarter of 2024. Refer to Note 25—Subsequent Events in this report for more information.
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
Our common stock is traded on the NYSE under the symbol “BHIL.” Our Public Warrants were traded on the NYSE until December 19, 2023, when they were suspended from trading due to “abnormally low” trading price levels, pursuant to Section 802.01D of the NYSE Listed Company Manual. On January 5, 2024, the NYSE filed a Form 25 with the SEC to report the removal of the warrants from listing. On January 15, 2024, the delisting of the warrants became effective. Since the delisting, our Public Warrants have traded over-the-counter on the OTC Pink Sheets under the symbol “BHILW”. Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.
Holders
As of March 12, 2024, there were approximately 241 holders of record of our common stock. A substantially greater number of holders of our common stock are beneficial owners, whose shares are held in the names of various banks, security brokers, dealers, and registered clearing agencies.
Dividends
Holders of our common stock are entitled to receive dividends when they are declared by our Board of Directors (“Board”). We have not paid any cash dividends on our common stock to date. We intend to retain any future earnings and do not expect to pay cash dividends in the foreseeable future.
Recent Sales of Unregistered Equity Securities
None.
Issuer Purchases of Equity Securities
None.
Benson Hill Stock Performance Graph
The performance graph shown below compares the cumulative total shareholder return to Benson Hill stockholders on a hypothetical $100 investment made on September 30, 2021 (no dividends paid) with the total return of the Russell 3000 Stock Index and the DeSPAC Stock Index. The time period is from September 30, 2021 through December 29, 2023. All index values are weighted by the capitalization of the company included in the index.

	9/30/2021	12/31/2021	3/31/2022	6/30/2022	9/30/2022	12/30/2022	3/31/2023	6/30/2023	9/29/2023	12/29/2023
Benson Hill	$100	$102.24	$45.30	$38.43	$38.43	$35.76	16.13	$18.23	$4.65	$2.44
Russell 3000 Total Return	$100	$109.28	$103.51	$86.22	$82.37	$88.29	$94.63	$102.56	$99.23	$111.21
DeSPAC Total Return	$100	$85.51	$62.25	$27.66	$29.22	$23.14	$24.91	$28.11	$21.16	$19.68
The foregoing performance graph and data shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Benson Hill, Inc. under the Securities Act of 1933, as amended, or the Exchange Act.
Item 6. [Reserved]
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with our consolidated financial statements, the information described under the caption “Risk Factors” in this report and our Cautionary Note Regarding Forward-Looking Statements at the outset in this report.
Overview
Benson Hill is an ag-tech company on a mission to lead the pace of innovation in soy protein through differentiated and advantaged genetics. Leveraging downstream insights and demand, we utilize our CropOS® technology platform to design and deliver food and feed that’s better from the beginning: more nutritious, and more functional, while enabling efficient production and delivering novel sustainability benefits to food and feed customers. We are headquartered in St. Louis, Missouri, where most of our research and development activities are managed. In February 2024, as part of our acceleration to an asset-light business model, we divested our soy-crushing and food-grade white flake and soy flour manufacturing operation in Creston, Iowa, which followed the October 2023 divestiture of our soy crushing facility in Seymour, Indiana. We continue to process dry peas in North Dakota through our Dakota ingredients facility, and we sell our products throughout North America, in Europe and in several countries globally.
We believe that moving to an asset-light business model should enable us to focus on our research and development competitive advantage while participating across the value chain through partnerships that are more efficient to scale acreage, require less operating expense and are more capital efficient. This model maintains our ability to solve end user challenges with seed innovation. As we analyze the asset-light business model across the value chain, we have identified three opportunities to monetize Benson Hill's technology. First, by licensing our germplasm to seed companies. Second, by direct seed and grain sales to farmers. And third, through technology access fees and value-based royalties from seed companies, processors and end users. In the future, we plan to enter the animal feed market and secure partnerships and licensing agreements to scale our product offerings.
The emergence of significant market headwinds in the food, aquaculture, and specialty oil markets, which are the markets where our collaboration efforts had been primarily focused, is a factor in our decision to reshape our business to best position our proprietary product portfolio and future product pipeline for significant growth. Recent advances in our soybean breeding program will drive the significant expansion of our seed portfolio offer by 2025. The latest field evaluations on our third generation of Ultra High Protein Low Oligosaccharides (“UHP-LO”), non-GMO soybean varieties showed protein gains of two percent over the previous generation and achieved a yield gap of only three to five bushels per acre, compared with commodity GMO soybeans. Our herbicide-tolerant Ultra High Protein (“UHP”) soybean varieties are on track for commercial release in 2025, with acreage and further portfolio expansion expected in 2026. This is a major step in providing farmers with options for weed control and enabling lower-cost, broadacre production of already advantaged UHP soybeans for the animal feed industry.
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
Divestiture of J&J Produce, Inc. (“J&J”)
On December 29, 2022, we entered into the Stock Purchase Agreement to sell J&J Produce, Inc. and all of the outstanding equity securities of J&J’s subsidiaries for aggregate cash consideration of $3.0 million, subject to certain adjustments (the “Stock Sale”). On June 30, 2023, we closed the Stock Sale. In connection with the Stock Purchase Agreement, on December 29, 2022, J&J entered into a Purchase and Sale Agreement, pursuant to which J&J sold certain real and personal property comprising an agricultural production and processing facility located in Vero Beach, Florida for an aggregate purchase price of $18.0 million, subject to certain adjustments. Certain property was leased back to J&J pursuant to a separate agricultural and facility lease for a short period of time. Our strategic shift to exit the Fresh segment met the criteria to be classified as businesses held for sale and to be presented as a discontinued operation. As a result of the divestiture of the Fresh segment, we incurred a loss on sale of the business of $0.2 million and no impairment charges for the year ended December 31, 2023. We incurred a loss on divestiture of $10.2 million and an impairment charge of $11.6 million for the year ended December 31, 2022. Refer to Note 4—Discontinued Operations in this report for further details on the Fresh segment divestiture.
Collaboration Agreement with ADM
On August 5, 2022, we entered into an exclusive collaboration and marketing rights agreement (the “Collaboration Agreement”) with Archer-Daniels-Midland Company (“ADM”) to commercialize certain high-protein soy ingredients for the human food and nutrition market in North America based on certain of our proprietary commercial soybean seed genetics (“Proprietary Soy Genetics”). Pursuant to the terms of the Collaboration Agreement, we have agreed to collaborate with ADM to engage soybean growers in certain parts of the United States to source production and supply of grain grown from Proprietary Soy Genetics (“Proprietary Soy Grain”) for processing by ADM into soy protein ingredients. The Collaboration Agreement provides for an upfront cash payment, annual technology access fees and value-sharing payments on all soy protein ingredients sold by ADM that are processed from the Proprietary Soy Grain supplied by us. We are eligible to receive milestone payments upon the achievement of certain objectives. Unless earlier terminated, the Collaboration Agreement will remain in effect until December 31, 2027, or until December 31, 2030 if extended pursuant to its terms. See Item 1.01 of our Current Report on Form 8-K filed with the SEC on August 8, 2022 for additional information.
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
RECENT DEVELOPMENTS
Repayment of Convertible Notes Payable
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
In March 2023, we entered into a third amendment to the Convertible Loan and Security Agreement (“Third Amendment”), which, among other things, extended the interest-only period for six months through the second quarter of 2024 and allowed the restricted cash to be counted towards the required minimum liquidity covenant calculation. In addition, the terms of this amendment increased the final balloon payment by 200 basis points, reset the prime rate to be the greater of (a) the prime rate of interest as published in the Wall Street Journal or (b) 3.25% per annum, and amended the exercise price of the Convertible Notes Payable Warrants to be the lower of (i) $2.47; (ii) the 5-day VWAP determined as of March 10, 2023, where “5-day VWAP” means the volume-weighted average price of our common stock, determined for the five consecutive trading days ending on the last trading day immediately preceding the applicable date; and (iii) the effective price per share of any bona fide equity offering prior to March 10, 2024. Fees associated with the amendment were 2% of the outstanding balance, or $2 million. Refer to Note 14—Debt in this report for further discussion.
In October 2023, we entered into a fourth amendment to the Convertible Loan and Security Agreement (“Fourth Amendment”), which, among other things: changed the maturity date to March 1, 2024; changed the prepayment fee to be equal to 1% of any prepayment of loans under the Convertible Loan and Security Agreement for any prepayments made prior to January 14, 2024; increased the “final payment” from 12.70% to 17.70% of the original Commitment amount of $100.0 million; within one business day after closing of certain sales of our equity securities, we must pay as a prepayment the lesser of (i) 100% of the net closing proceeds or (ii) the outstanding principal of the Obligations (as defined in the Convertible Loan and Security Agreement); within one business day of the closing of certain asset sales, we must pay as a prepayment the net closing proceeds from such asset sales; within one business day of either November 15, 2023 or the closing of certain asset sales, we must pay as a prepayment the lesser of (i) all cash in the Blocked Account (as defined in the Convertible Loan and Security Agreement) or (ii) the outstanding principal and pro rata portion of fees due, the financial covenant to maintain at all times a minimum liquidity equal to or greater than four or six months will be removed effective upon the lender’s receipt of net closing proceeds from certain asset sales and all cash in the Blocked Account and following such removal we will instead be required to maintain $20 million of unrestricted cash at all times, and the Convertible Notes Payable Warrants must be repriced based on the trailing 5-day VWAP immediately prior to the date of the fourth amendment. Refer to Note 14—Debt in this report for further discussion and see Item 2.03 of our Current Report on Form 8-K filed with the SEC on October 31, 2023 for additional information.
In November 2023, using the proceeds obtained from the Seymour Sale and other asset sales, we repaid approximately half of the outstanding obligations under the Convertible Notes Payable for an aggregate amount of $58.4 million.
On February 13, 2024, we repaid in full all outstanding obligations under the Convertible Loan and Security Agreement (the “Avenue Capital Payoff”). In connection with the Avenue Capital Payoff, we paid an aggregate amount of approximately $59.0 million in full payment of our outstanding obligations under the Convertible Loan and Security Agreement and the promissory notes evidencing the obligations thereunder. Upon the Avenue Capital Payoff, the Lenders’ (as defined in the Convertible Loan and Security Agreement) commitments to extend further credit to us terminated, the Agent (as defined in the Convertible Loan and Security Agreement) released and terminated all liens or security interests granted to secure the obligations under the Convertible Loan and Security Agreement, and the parties to the Convertible Loan and Security Agreement were released from their respective guaranties and obligations under the Convertible Loan and Security Agreement (except for inchoate indemnity obligations). Upon the Avenue Capital Payoff, the Conversion Option (as such term is defined in the Convertible Loan and Security Agreement) to the Convertible Notes Payable has expired. The Warrants (as such term is defined in the Convertible Loan and Security Agreement) remain outstanding. Refer to Note 25—Subsequent Events in this report for further details on the Avenue Capital Payoff and see Item 1.02 of our Current Report on Form 8-K filed with the SEC on February 14, 2024 for additional information.
Sale of Seymour, Indiana and Creston, Iowa Facilities
In connection with our execution of the expanded Liquidity Improvement Plan, on October 31, 2023, we entered into an asset purchase agreement (the “Asset Purchase Agreement”) with White River Soy Processing, LLC (“White River”), pursuant to which, among other things, on October 31, 2023, we sold our soybean processing facility located in Seymour, Indiana, together with certain related assets, for approximately $35.4 million of total gross proceeds, which includes $25.9 million for the facility assets and the remainder for net working capital, subject to certain adjustments, including an adjustment for inventory (the “Seymour Sale”). See Item 1.01 of our Current Report on Form 8-K filed with the SEC on October 31, 2023 for additional information.
On February 13, 2024, we entered into a membership interest purchase agreement (the “MIPA”) with an affiliate of White River, pursuant to which, among other things, we sold all of our interests in our wholly-owned subsidiary, Benson Hill Ingredients, LLC (“Ingredients”), for approximately $52.5 million, plus a working capital adjustment estimated to be approximately $19.5 million, subject to certain deferred payments, holdbacks and other adjustments (the “Creston Sale”). The primary business of Ingredients is the ownership and operation of a soy crushing and food-grade white flake and soy flour manufacturing facility located in Creston, Iowa. We are currently assessing the accounting impact of this transaction.
The Creston Sale and the Seymour Sale (collectively, the “Transactions”) represent the completion of an expected milestone as we implement cost and operational improvements as part of our expanded Liquidity Improvement Plan. These actions align with our commitment to disciplined liquidity management and asset efficiency as we transition to an asset-light business model backed by world-class soybean germplasm and competitively advantaged technology. We used the proceeds to improve our liquidity position, by fully retiring our high cost debt, and reducing our operating and working capital costs. Refer to Note 25—Subsequent Events in this report for further details on the Creston Sale and see Item 1.01 of our Current Report on Form 8-K filed with the SEC on February 14, 2024 for additional information.
The Transactions were separately marketed, negotiated, executed, and closed, and neither of the Transactions was conditioned upon the other. The Transactions were executed to leverage our core competencies as a technology-enabled seed innovation company as we transition from a vertically integrated business model to an asset-light business model with an expanded focus on animal feed markets. Exiting the soybean processing business is intended to strengthen our balance sheet as we seek to continue to commercialize our core business and intellectual property assets through partnerships and licensing arrangements to scale our product innovations. Following the Creston Sale, we exited the ownership and operation of soybean processing assets and, therefore, the Transactions collectively met the criteria for transactions required to be accounted for as discontinued operations and will be reflected as such in the first quarter of 2024.
Public Warrants Delisting
On December 18, 2023, we received notice from the NYSE that it had determined to commence proceedings to delist our Public Warrants, issued in connection with the Merger that closed on September 29, 2021, with each warrant exercisable for one share of our common stock at an exercise price of $11.50 per share, due to “abnormally low” trading price levels pursuant to Section 802.01D of the NYSE Listed Company Manual. On December 19, 2023, the NYSE suspended trading in the warrants. On January 5, 2024, the NYSE filed a Form 25 with the SEC to report the removal of the warrants from listing. On January 15, 2024, the delisting of the warrants became effective. Since being delisted, our Public Warrants have traded over-the-counter on the OTC Pink Sheets under the symbol “BHILW”.
Business Transition
On October 31, 2023, we announced plans to improve our financial position and accelerate our transition to an asset-light business model with a focused expansion into broadacre animal feed markets, intended to complement our accomplishments in human food ingredients. Under this transition plan, we intend to serve the animal feed market through an asset-light business model and secure partnership and licensing agreements to scale our product innovations. In connection with this transition plan and our expanded Liquidity Improvement Plan as described below in this report, we divested certain of our soy processing assets, the proceeds of which improved our liquidity position while we seek to secure partnership and licensing agreements to help us execute our long-term strategy.
The execution of our transition to an asset-light business model and our expanded Liquidity Improvement Plan, described below, are subject to significant business, financial, operational, timing, market, and other risks. We can provide no assurance that we will be able to successfully execute our plans. Please see our “Risk Factors” in Part I, Item 1A in this report for a description of factors that may impact our ability to execute our plans.
Notice of Common Stock Delisting
On September 13, 2023, we received notice (the “Notice”) from the New York Stock Exchange (the “NYSE”) that as of September 12, 2023, we were not in compliance with the continued listing standard set forth in Section 802.01C of the NYSE’s Listed Company Manual (“Section 802.01C”) because the average closing price of our common stock was less than $1.00 over a consecutive 30 trading-day period (the “minimum price condition”). The Notice had no immediate impact on the listing of our common stock on the NYSE, subject to our compliance with the NYSE’s other continued listing requirements, nor did the Notice affect our business, operations or reporting obligations with the SEC.
Section 802.01C requires us to notify the NYSE, within 10 business days of receipt of the Notice, of our intent to cure this deficiency. On September 26, 2023, we notified the NYSE of our intent to regain compliance with the requirements of Section 802.01C.
Under applicable NYSE rules, if we determine that in order to cure the minimum price condition it is necessary to take an action that requires stockholder approval, we may obtain stockholder approval by no later than our next annual meeting and implement the action promptly thereafter. The minimum price condition will be deemed cured if the price promptly exceeds $1.00 per share, and the price remains above the level for at least the following 30 trading days.
Our Board of Directors has approved the inclusion of a reverse stock split proposal in the proxy statement for our 2024 annual meeting of stockholders (the “Annual Meeting”), in order to cure our noncompliance with the minimum price condition. The Annual Meeting is currently planned for August 13, 2024. Our common stock will continue to be listed and trade on the NYSE during this period, subject to our compliance with the NYSE’s other continued listing requirements.
Expansion of Liquidity Improvement Plan
On March 27, 2023, our Board committed to a Liquidity Improvement Plan (the “Liquidity Improvement Plan”) intended to improve liquidity by an estimated $65 million to $85 million by the end of 2024. We are executing the Liquidity Improvement Plan to create a more cost-efficient organization and enhance our capital structure to execute on our strategic priorities. On October 31, 2023, we announced an expansion of the Liquidity Improvement Plan to include the divestiture of certain of our soy processing assets in connection with our transition to an asset-light business model. On October 31, 2023, we sold our soy processing facility located in Seymour, Indiana for $35.4 million of total gross proceeds, subject to certain deferred payments, holdbacks and other adjustments and in November 2023, we repaid approximately half of the outstanding Convertible Notes Payable. On February 13, 2024, we sold our soy processing facility located in Creston, Iowa for $72.0 million of total gross proceeds, subject to certain deferred payments, holdbacks and other adjustments and successfully retired our Convertible Notes Payable in full earlier than its maturity date. Through the combination of cash on hand, savings driven by our expanded Liquidity Improvement Plan, net proceeds from our completed and any future anticipated asset dispositions, and securing additional financing, we expect to improve our liquidity position. We plan to use this anticipated liquidity runway while we seek to secure partnership and licensing agreements to help us execute our long-term strategy.
We continue to implement cost-cutting actions associated with our expanded Liquidity Improvement Plan and currently estimate that we will incur approximately $11.5 million in aggregate costs in connection with our expanded Liquidity Improvement Plan. Included in this amount are approximately $7.2 million in costs attributable to the sale of our Seymour, Indiana and Creston, Iowa facilities, and approximately $4.3 million of expenses we expect to incur relating to employee severance and benefits costs. For the year ended December 31, 2023, we incurred charges of $7.1 million within selling, general and administrative expenses on our consolidated statements of operations associated with our expanded Liquidity Improvement Plan.
Key Components of Statement of Operations
Revenue
We generate revenue from product sales and commissions earned on product sales to consumer product companies, ingredient suppliers, feed companies and other customers. In addition, from time to time we engage in collaborative arrangements for joint operating activities, and patent sales.
Product sales consist primarily of sales of soybean grain, soybean oil, soybean meal, soybean flakes and soybean flour and texturized flour, sales of processed yellow pea and sales of seed as well as technology licensing fees and royalties.
Our Company uses exchange-traded futures to manage price risk of fluctuating prices related to forecasted sales of soybean oil and soybean meal with the gains and losses on these instruments recorded in revenue. All of our Company’s soybean oil and soybean meal futures have not been designated as hedging instruments, and as such, changes in fair value of these derivatives are recognized in earnings immediately.
Following the divestiture of our Company’s soybean processing facilities located in Seymour, Indiana and Creston, Iowa, our Company has made significant progress in its evolution to an asset-light business model and is focussed on identifying additional sources of revenue, including from collaborative arrangements or joint operating activities, partnerships and licensing opportunities. In doing so, management expects to see a reduction in the revenue and related costs associated with those soy processing operations.

Refer to Note 2—Summary of Significant Accounting Policies in this report for additional information on our revenue recognition.
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
The cost of sales on processed yellow pea, soybean grain, soybean oil, soybean meal, soybean flakes and soybean flour includes the cost of the crop, inclusive of the grower contracting premiums, as well as the crush, refining and transportation costs necessary to prepare the product for sale. Following the divestiture of the Company’s processing facilities located in Seymour, Indiana and Creston, Iowa, the Company will no longer incur such costs relating to the processing of soybean grain, soybean oil, soybean meal, soybean flakes and soybean flour at the divested processing facilities. The Company will incur costs for processing soybeans at third-party locations via tolling agreements.
The Company uses exchange-traded futures to manage price risk of fluctuating prices related to forecasted purchases of soybeans with the gains and losses on these instruments recorded in cost of sales. All of our Company’s soybean futures have not been designated as hedging instruments, and as such, changes in fair value of these derivatives are recognized in earnings immediately.
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

Results from Continuing Operations
The following discussion and analysis of our consolidated statements of operations should be read along with our consolidated financial statements included in Part II, Item 8 in this report. Unless otherwise indicated, all financial data in this report refer to continuing operations only. For more information on our consolidated basis of preparation, refer to Note 2—Summary of Significant Accounting Policies Basis in this report. For a discussion and analysis of the year ended December 31, 2022, compared to the same period in 2021, please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 16, 2023.
2023 Compared to 2022
The following table shows the amounts from our consolidated statements of operations, with the corresponding percentage change from the comparative prior year period:

	Year Ended December 31,
(in thousands USD)	2023	2022	Change	% Change
Revenues	$473,336	$381,233	$92,103	24%
Cost of sales	449,710	377,706	72,004	19%
Gross profit	23,626	3,527	20,099	570%
Operating expenses:
Research and development	40,270	47,500	(7,230)	(15)%
Selling, general and administrative expenses	69,063	81,034	(11,971)	(15)%
Impairment of goodwill	19,226	—	19,226	100%
Gain on sale of Seymour facility	(18,970)	—	(18,970)	(100)%
Impairment loss on Creston facility	18,521	—	18,521	100%
Total operating expenses	128,110	128,534	(424)	—%
Loss from operations	(104,484)	(125,007)	20,523	(16)%
Other (income) expense:
Interest expense, net	35,064	21,444	13,620	64%
Change in fair value of warrants and conversion options	(31,184)	(49,063)	17,879	(36)%
Other expense, net	3,075	2,253	822	36%
Total other (income) expense, net	6,955	(25,366)	32,321	(127)%
Net loss from continuing operations before income tax	(111,439)	(99,641)	(11,798)	12%
Income tax (benefit) expense	(192)	59	(251)	(425)%
Net loss from continuing operations, net of tax	$(111,247)	$(99,700)	$(11,547)	12%

	Year Ended December 31,
(in thousands USD)	2023	2022
Revenues
Proprietary	$109,984	$72,578
Non-proprietary	363,352	308,655
Total revenues	$473,336	$381,233
Revenues
Revenues for the year ended December 31, 2023 were $473.3 million, an increase of $92.1 million or 24%, as compared to the same period in 2022. Included within revenue are the results of exchange-traded futures used to manage the risk of fluctuating Chicago Board of Trade prices related to forecasted ingredient sales entered into in the normal course of business. These economic hedges resulted in gains of $0.7 million for the year ended December 31, 2023 and losses of $13.4 million for the same period in 2022. After accounting for all hedging activity, the year-over-year revenue increase was primarily driven by operational performance improvement, compared to the start up period at both soy crush facilities in 2022 and a greater share of proprietary grain being sold directly to third parties. Partially offsetting the positive performance was an unfavorable comparison to peak pricing for non-proprietary products, and the market headwinds affecting demand for our proprietary products. Revenue performance also benefited from increased shipments of proprietary non-GMO soybeans, soy flours, aquafeed ingredients and high oleic oil products. Finally, revenue in 2023 increased $8.0 million from patent sales.
Gross Profit
For the year ended December 31, 2023, we reported a gross profit of $23.6 million, an increase of 570% as compared to the same period in 2022. Included within gross profit for the year ended December 31, 2023 were $2.9 million in gains associated with hedging activities, as compared to losses of $21.6 million associated with hedging activities for the same period in 2022. The overall increase in profitability was driven by operational efficiency gains and commercial activities associated with the second year operating soy crush facilities, which drove favorable performance in both proprietary and non-proprietary soy revenues. Gross profit in 2023 also increased due to patent sales. These benefits were partially offset by margin pressure due to market headwinds beginning in the third quarter of 2023.
Research and Development Expenses
Research and development expenses for the year ended December 31, 2023 were $40.3 million, a decrease of $7.2 million as compared to the same period in 2022. The decrease was driven by reduced personnel-related costs and other technology costs in connection with implementing the expanded Liquidity Improvement Plan. We continue to invest in technology costs, facilities expenses (primarily related to the Crop Accelerator facility) and workforce-related expenses as we did in 2022 to continue to drive innovation in food with our CropOS® technology platform.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the year ended December 31, 2023 were $69.1 million, a decrease of $12.0 million as compared to the same period in 2022. The decrease was primarily driven by lower personnel-related costs, a decrease in non-cash stock-based compensation expense of $17.9 million driven by the overall decline in the share price of our common stock and a $6.2 million decrease in stock-based compensation expense due to equity award modifications as a result of the separation of the former Chief Executive Officer for the year ended December 31, 2023 compared to the same period in 2022. The decrease was partially offset by approximately $4.6 million of expenses related to our business transition, approximately $4.2 million of costs related to the sale of the Seymour facility and other non-recurring costs.
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
Gain on Sale of Seymour Facility
On October 31, 2023, we entered into an asset purchase agreement (the “Asset Purchase Agreement”) with White River Soy Processing, LLC (“White River”), pursuant to which, among other things, we sold our soybean processing facility located in Seymour, Indiana, together with certain related assets, for approximately $35.4 million of total gross proceeds, which includes $25.9 million for the facility assets and the remainder for net working capital, subject to certain adjustments, including an adjustment for inventory (the “Seymour Sale”). Upon closing the Seymour Sale, we recorded a gain on the sale of assets in the amount of $18.9 million for the year ended December 31, 2023.
Impairment Loss on Creston Facility
In December 2023, the Company recorded a non-cash impairment charge of approximately $18.5 million to reduce the carrying amounts of long-lived assets, which consists of property and equipment, intangible assets, and lease right-of-use assets, of our Creston facility. In light of our transition to an asset-light business model, our Company performed an impairment assessment which indicated the carrying values of our Creston facility asset group is not recoverable.
Total Other (Income) Expense, Net
Total other (income) expense, net for the year ended December 31, 2023 was $7.0 million, a decrease of $32.3 million as compared to the same period in 2022. The decrease was largely due to a reduction in other income of $17.9 million related to the valuation of warrant and conversion option liabilities driven by the fluctuation in the share price of our common stock and equity volatility and an increase of $13.6 million in interest expense, net for the year ended December 31, 2023 compared to the same period in 2022. The increase in interest expense was due to an increase in write-off of non-cash deferred debt issuance costs, initial debt discount, final payment accretion, and prepayment penalty and fees resulting from debt modifications and partial debt repayment of Convertible Notes Payable.
Income Tax (Benefit) Expense
No net income tax (benefit) for net operating losses incurred in the U.S. has been recorded due to uncertainty in realizing a benefit from these items. The tax benefit recorded for the year ended December 31, 2023 relates primarily to the reversal of deferred tax liabilities due to the impairment of goodwill.
Adjusted EBITDA
Adjusted EBITDA is a financial measure of performance not presented in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). Among other financial metrics, our management reviews results of operations based upon Adjusted EBITDA. We calculate Adjusted EBITDA as consolidated net loss from continuing operations before net interest expense, income tax provision and depreciation and amortization, further adjusted to exclude stock-based compensation, changes in fair value of warrants and conversion options, realized (gains) losses on marketable securities, goodwill and long-lived asset impairment, restructuring-related costs (including severance costs) and the impact of significant non-recurring items.
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

Because of these limitations, Adjusted EBITDA should be considered along with other operating and financial performance measures presented in accordance with U.S. GAAP. Adjusted EBITDA for each of the years ended December 31, 2023 and 2022, is presented below. A reconciliation of our consolidated net loss from continuing operations to Adjusted EBITDA is also presented below.

	Year Ended December 31,
(in thousands USD)	2023	2022
Adjustments to reconcile net loss from continuing operations to Adjusted EBITDA
Net loss from continuing operations, net of income taxes	$(111,247)	$(99,700)
Interest expense, net	35,064	21,444
Income tax (benefit) expense	(192)	59
Depreciation and amortization	21,610	20,513
Stock-based compensation	1,421	19,520
Changes in fair value of warrants and conversion option	(31,184)	(49,063)
Impairment of goodwill	19,226	—
Gain on sale of Seymour facility	(18,970)	—
Impairment loss on Creston facility	18,521	—
Exit costs related to divestiture of Seymour facility	4,262	—
Expenses related to business transition	4,696	—
Severance	4,019	676
Other	5,059	4,906
Total Adjusted EBITDA	$(47,715)	$(81,645)
Adjusted EBITDA for the year ended December 31, 2023 was a loss of $47.7 million, which represents a reduction in loss of $33.9 million as compared to the same period in 2022. The improvement for 2023 was primarily driven by an improvement in gross profit from operational performance improvement, compared to the start up period at both soy crush facilities in 2022 and a reduction in our recurring operating expenses from actions associated with the execution of our expanded Liquidity Improvement Plan.
Liquidity and Capital Resources
Liquidity describes our ability to access sufficient cash flows to meet the cash requirements of our business operations, including working capital needs, debt service, acquisitions, contractual obligations, and other commitments. We assess liquidity in terms of our ability to access cash flows from operations, marketable securities, sales of assets, sales of our securities, and available credit facilities and their sufficiency to fund our operating, investing and financing activities. To meet our payment obligations, we must have sufficient highly liquid assets and be able to move funds on a timely basis.
Since inception, our primary sources of liquidity have been equity and debt financings. On December 31, 2023, our liquidity was comprised of cash and marketable securities of $48.7 million from continuing operations, and cash of $0.3 million from discontinued operations.
We had multiple debt instruments as of December 31, 2023 (refer to Note 14—Debt in this report), including term loans, notes payable, and a revolving line of credit. As of December 31, 2023, our commitments included term debt and notes payable outstanding of $60.5 million, access to a revolving credit facility of up to $6.0 million, as capped by a defined borrowing base that could result in availability that is less than this amount, and lease liabilities of $85.4 million. Certain of our debt instruments require adherence to financial covenants, including maintaining minimum liquidity and maintenance of a minimum cash balance. If we breach these covenants, the holder of the debt may declare all amounts immediately due and payable. In March 2023, we entered into a third amendment to our existing term loan credit facility, which, among other things, allowed the restricted cash to be counted towards the required minimum liquidity covenant calculation. In October 2023, we entered into a fourth amendment to our existing term loan credit facility, which among other things: changed the maturity date to March 1, 2024; changed the prepayment fee to be equal to 1% of any prepayment of Loans (as defined in the Convertible Loan and Security Agreement) for any prepayments made prior to January 14, 2024; increased the “final payment” from 12.70% to 17.70% of the original Commitment amount of $100.0 million; required us to maintain $20.0 million of unrestricted cash at all times. In June 2023, our wholly-owned subsidiary entered into a twelfth amendment to its existing credit agreement, which, among other things, extended certain maturity dates of term loans available under the credit agreement, and allowed our subsidiary to repay up to $2.7 million of subordinated debt without penalty. On March 7, 2024, we extended the maturity date of the DDB Term Loan from April 2025 to April 2026.

In addition, our commitments in the fiscal year ended December 31, 2023 included capital expenditures to manufacture soy flour texturization ingredients, associated operating costs supporting the sale of products, and general administrative expenses. For the year ended December 31, 2023, we incurred a net loss from continuing operations of $111.2 million and use of cash flows from operating activities of $73.1 million.
In November 2023, using the proceeds obtained from the Seymour Sale and other asset sales, we repaid approximately half of the outstanding obligations under the Convertible Notes Payable for an aggregate amount of $58.4 million. On February 13, 2024, we completed the Creston Sale and used the proceeds for the Avenue Capital Payoff. In connection with the Avenue Capital Payoff, we paid an aggregate amount of $59.0 million, in full payment of our outstanding obligations under the Convertible Loan and Security Agreement and the promissory notes evidencing the obligations thereunder. Refer to Note 25—Subsequent Events in this report for further details on the Avenue Capital Payoff. Following the Avenue Capital Payoff, we have approximately $7.9 million in debt outstanding as of the date of this report.
Our business prospects are subject to risks and uncertainties frequently encountered by emerging growth companies, including access to capital. We have incurred significant losses since inception, primarily due to investments to enhance our technological capabilities and costs associated with the early-stage commercialization of products. Specifically, the DDB Term Loan becomes due and payable in full in April 2026 and there is a risk that we may be unable to repay in full the DDB Term Loan by such date. Further, there is a risk to our compliance with the minimum cash balance financial covenants under the DDB Term Loan. Following the divestiture of our Company’s soybean processing facilities located in Seymour, Indiana and Creston, Iowa, our Company’s ability to generate revenue from product sales has been substantially diminished. As a result, and in connection with our transition to an asset-light business model, we will be required to identify and procure additional sources of revenue, such as collaborative arrangements or joint operating activities, partnerships and licensing opportunities. We are pursuing these opportunities, but we can make no assurances that we will be able to procure any such revenue producing arrangements in a timely or favorable manner, or otherwise. Furthermore, we will need to raise additional capital to fund our operations. We currently intend to obtain new equity or debt financing, which may be dilutive to our stockholders, but we can make no assurances that we will be able to secure any new financing or that the terms of any new financing will be favorable to us.
These factors, coupled with expected capital expenditures, indicated that, without further action, our forecasted cash flows would not be sufficient for us to meet our contractual commitments and obligations as they came due in the ordinary course of business for 12 months after the date our consolidated financial statements are issued. Therefore, there is substantial doubt about our ability to continue as a going concern.
We have taken steps to alleviate such doubt. We are reducing cash required for operations by reducing operating costs and reducing staff levels. In addition, we are working to manage our current liabilities while we continue to make changes in operations to improve our cash flow and liquidity position. Our liquidity plans and operating budget include further actions that we believe are probable to be achieved in the 12 months after the date our consolidated financial statements are issued. These actions include improving operating efficiencies by reducing certain operating costs and restructuring certain parts of our organization, exploring strategic alternatives, refinancing the DDB term loan or increasing the amounts available thereunder, selling additional shares of our common stock or securities convertible into common stock through our shelf registration statement, or otherwise, or obtaining alternative forms of equity or debt financing. There are no guarantees that we will achieve any of these plans, which involve risks and uncertainties, or that our achievement of any of these plans will sufficiently address our substantial doubt about our ability to continue as a going concern.
Through the combination of cash on hand, savings driven by our expanded Liquidity Improvement Plan, and the other plans described above, we intend to improve our liquidity position to help fund our operations while we seek to secure partnership and licensing agreements to help us execute our long-term strategy.
To grow our business, we expect we will need to secure additional capital, which could be debt or equity financing and may lead to dilution of our common stockholders. We believe that our liquidity plans and operating budget described above will supplement our future strategic growth initiatives and our longer-term capital needs. We are continuously assessing our business plans and capital structure. We may also require additional capital in the future to fund capital expenditures, acquisitions or other investments. These capital requirements could be substantial. The amount and timing of our future funding requirements will depend on many factors, including the success of the commercialization of certain of our products, our ability to secure strategic partnerships and licensing agreements and the amount of revenues they produce, our ability to continue to satisfy our financial covenants under our financing facilities, our ability to repay or refinance our indebtedness as it becomes due, and our success at implementing our expanded Liquidity Improvement Plan and other cost-saving measures. We could potentially use our available financial resources sooner than we currently expect. Our failure to raise capital as and when needed could have significant negative consequences for our business, financial condition and results of consolidated operations. We cannot guarantee that we will be able to satisfy our repayment obligations, meet existing financial covenants or obtain new financing on favorable terms, if at all. Our future capital requirements and the adequacy of available funds will depend on many factors, including those more fully described under the heading “Risk Factors—Risks Relating to Our Business” in this report.
Summary of Cash Flows
A summary of our Company’s cash flows from operating, investing and financing activities is presented in the following table:

	Year Ended December 31,
(in thousands USD)	2023	2022
Statement of Cash Flows Data:
Net cash used in operating activities	$(73,131)	$(93,396)
Net cash provided by (used in) investing activities	118,031	(40,246)
Net cash (used in) provided by financing activities	(72,140)	98,009
Effect of exchange rate changes on cash	—	(9)
Net decrease in cash, cash equivalents and restricted cash	(27,240)	(35,642)
Cash, cash equivalents and restricted cash, beginning of year	43,321	78,963
Cash, cash equivalents and restricted cash, end of year	$16,081	$43,321
Operating Activities
On a consolidated basis, net cash flows used in operating activities were $73.1 million and $93.4 million for the years ended December 31, 2023 and 2022, respectively. The year-over-year improvement in our cash outflows of $20.3 million was primarily due to a lower use of cash on purchases of inventory and cost cutting measures driven by our expanded Liquidity Improvement Plan, partially offset by a higher use of cash on payments of accounts payable and accrued expenses from non-recurring expenses related to the exit of Seymour facility and business transition.
Net cash flows provided by operating activities from discontinued operations were $2.6 million for the year ended December 31, 2023 compared to $0.1 million for the same period in 2022. The increase in cash inflows of $2.5 million from operating activities for the year ended December 31, 2023 as compared to the same period in 2022 was primarily driven by changes in working capital.
Investing Activities
On a consolidated basis, net cash flows provided by investing activities were $118.0 million for the year ended December 31, 2023 compared to a use of cash of $40.2 million for the same period in 2022. The increase in cash inflow of $158.3 million was driven by net activity in marketable securities portfolio of $139.7 million, lower purchases and redemptions of marketable securities compared to the same period in 2022, proceeds from the sale of Seymour facility of $25.9 million, partially offset by lower cash inflows from discontinued operations for the year ended December 31, 2023.
Net cash flows provided by investing activities from discontinued operations were $3.9 million for the year ended December 31, 2023 as compared to net cash flows of $7.6 million for the same period in 2022. The decrease in cash inflows of $3.7 million from investing activities was attributable to a decrease in proceeds of $14.8 million from the divestiture of discontinued operations offset by a decrease in payments for property and equipment of $9.5 million.
Financing Activities
On a consolidated basis, net cash flows used in financing activities were $72.1 million for the year ended December 31, 2023 compared to a source of cash of $98.0 million for the same period in 2022, representing a decrease of $170.1 million of cash inflows from financing activities. The decrease in net cash flows from financing activities is primarily attributable to the PIPE Investment, which resulted in gross proceeds of $81.1 million and proceeds from the issuance of long-term debt of $23.5 million for the year ended December 31, 2022 compared to a debt repayment of $63.8 million in 2023.
Net cash flows used in financing activities from discontinued operations were $3.2 million for the year ended December 31, 2023 compared to a source of cash of $2.8 million for the same period in 2022. The decrease in net cash flows from financing activities for the year ended December 31, 2023 is attributable to repayments of debt compared to financing activities resulting in proceeds from an issuance of debt of $2.8 million for the year ended December 31, 2022.

Commitments and Contingencies
The information set forth in Note 22—Commitments and Contingencies in this report is incorporated herein by reference.
Off-Balance Sheet Arrangements
Our Company has not entered into off-balance sheet arrangements, as defined in the rules and regulations of the SEC.
Critical Accounting Policies and Estimates
The preparation of our consolidated financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. We base our estimates on past experience, understanding of current facts and circumstances and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. Actual results may differ from those estimates.
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
Refer to Note 2—Summary of Significant Accounting Policies Basis in this report for more information.
Revenue Recognition
We generate revenue from product sales and commissions earned on product sales to consumer product companies, ingredient suppliers, feed companies and other customers. In addition, from time to time we engage in collaborative arrangements for joint operating activities and patent sales.
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
Collaborative Arrangements
Our Company analyzes our collaborative arrangements to assess whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards, and therefore are within the scope of FASB ASC Topic 808, Collaborative Arrangements (“ASC 808”). These arrangements provide various types of payments to our Company, including upfront fees, funding of research and development services, usage fees and royalty payments on product sales. These payments may not commensurate with the timing of revenue recognition, and therefore, result in deferral of revenue recognition. We recognize revenue based on the amount of the transaction price that is allocated to each respective performance obligation when or as the performance obligation is satisfied.
Patent Sales
During 2023, our Company continued our business strategy of monetizing our intellectual property, which includes the sale of select non-core patent assets. As patent sales executed under this strategy represent a component of our Company’s ongoing major or central operations and activities of monetizing intellectual property, the related proceeds from patent sales are now recognized as revenue. Revenue from patent sales is recognized when there is persuasive evidence of an arrangement, fees are fixed or determinable, delivery has occurred and collectability is reasonably assured. These requirements are generally fulfilled on closing of the patent sale transaction.

Stock-Based Compensation
Stock-based compensation expense is measured at the grant date based on the fair value of the award and is recognized over the requisite service period, which typically is the vesting period. Stock-based compensation is classified as research and development and selling, general and administrative expenses in our consolidated statements of operations in this report.
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
Definite lived intangible assets are reviewed for impairment, at the asset group level, whenever, in management’s judgement, impairment indicators are present. At a minimum, we assess all definite lived intangible assets annually for indicators of impairment. When indicators of impairment are present, such an assessment involves estimating undiscounted cash flows over the remaining useful life of the intangible. If the review indicates that undiscounted cash flows are less than the carrying value of the intangible asset, the asset group is written down to fair value, and any impairment is assigned to the asset in the asset group in accordance with the applicable guidance, and a corresponding impairment is recognized in our consolidated statements of operations in this report.
Impairment of Long-Lived Assets
We review long-lived assets, including lease right-of-use assets, for impairment whenever events or changes in circumstances indicate that an asset group’s carrying amount may not be recoverable. We conduct our long-lived asset impairment analysis by grouping assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of the undiscounted future cash flows. If the undiscounted cash flows do not indicate the carrying amount of the asset group is recoverable, an impairment charge is measured as the amount by which the carrying amount of the asset group exceeds our fair value. We are currently executing a transition of our business model which could result in us being unable to recover all or a portion of the carrying value of our long-lived assets. The amount and timing of any impairment charge would depend on a number of factors including the structure, timing, and scope of any assets disposed in any future transactions
Derivatives
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
Our soybean positions are designed to hedge risk related to inventory purchases therefore the gains and losses on soybean instruments are recorded in cost of sales in our consolidated statements of operations in this report. Our meal and oil positions are designed to hedge risk related to sales transactions therefore the gains and losses on meal and oil instruments are recorded in revenues in our consolidated statements of operations in this report.
We classify the cash effects of our derivatives within the “Cash Flows From Operating Activities” section of our consolidated statements of cash flows in this report.
Warrant Liabilities
We account for our PIPE Investment Warrants, Private Placement Warrants, Public Warrants, Notes Payable Warrants and Convertible Notes Payable Warrants as derivative warrant liabilities in accordance with ASC 815 with the exception of the Notes Payable Warrant issued in connection with the Merger which qualifies for equity treatment. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the change in fair value of warrants in our consolidated statements of operations. The fair value of the Public Warrants are measured based on the closing price of the warrant traded on the NYSE. Since the delisting of the Public Warrants from NYSE on January 15, 2024, our Public Warrants have traded over-the-counter on the OTC Pink Sheets. Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The Private Placement Warrants and Convertible Notes Payable Warrants are estimated at each measurement date using a Black-Scholes option pricing model. The PIPE Investment Warrants are estimated at each measurement date using the Monte Carlo simulation. As the Notes Payable Warrant holder has the ability to exercise the warrant at no cost into the our common stock upon expiration, we value the warrant at each measurement date based on the closing price of our common stock.
Conversion Option Liability
We account for the conversion option on our convertible term loan as a derivative liability in accordance with ASC 815 and therefore recognize the conversion option at fair value and adjust the liability to fair value at each reporting period. The liability is subject to re-measurement at each balance sheet date until exercised or expired, and any change in fair value is recognized in our consolidated statements of operations. The fair value of the conversion option is measured using a Black-Scholes option pricing model.
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

Emerging Growth Company
We are an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, and have elected to take advantage of the benefits of the extended transition period for new or revised financial accounting standards. We expect to remain an emerging growth company at least through December 31, 2024 and expect to continue to take advantage of the benefits of the extended transition period, although we may decide to early adopt such new or revised accounting standards to the extent permitted by such standards. We expect to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and non-public companies until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”). This may make it difficult or impossible to compare our financial results with the financial results of another public company that is either not an emerging growth company or is an emerging growth company that has chosen not to take advantage of the extended transition period exemptions because of the potential differences in accounting standards used.
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
Recent Accounting Guidance
From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that are adopted by our Company as of the specified effective date. Unless otherwise discussed, our Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on our Company’s financial position or results of operations under adoption. Refer to Note 2—Summary of Significant Accounting Policies Basis in this report for more information about recent accounting pronouncements, the timing of their adoption and our Company’s assessment, to the extent our Company has made one, of their potential impact on our Company’s financial condition and results of operations.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Market risk represents the risk of loss that may impact our financial position because of adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of exposure resulting from potential changes in inflation, exchange rates or interest rates. We do not hold financial instruments for trading purposes. We do not enter into derivative financial instruments for speculative purposes.
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
Interest Rate Risk
As of December 31, 2023, we had $61.6 million of floating rate debt outstanding. A hypothetical change of 100 basis points would result in a maximum potential change to interest expense of $0.7 million annually. We do not currently have any fixed-rate debt outstanding. If in the future we obtain fixed-rate debt financing, a change in market interest rates may affect the fair value of such debt. Such fair value fluctuations may impact the level of interest expense recorded on our books for outstanding borrowings. We do not utilize interest rate swaps to manage our interest rate exposure.
Credit Risk
Credit risk with respect to accounts receivable is generally not significant due to a limited carrying balance of receivables. We routinely assess the creditworthiness of our customers. We generally have not experienced any material losses related to receivables from individual customers, or groups of customers for the years ended December 31, 2023, 2022 and 2021. We do not require collateral. Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed by management to be probable in our accounts receivable.
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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Benson Hill, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Benson Hill, Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and the financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
The Company's Ability to Continue as a Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management's evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
St. Louis, Missouri
March 14, 2024

Benson Hill, Inc.
Consolidated Balance Sheets
(In Thousands, Except Per Share Amounts)

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$15,828	$25,053
Restricted cash	—	17,912
Marketable securities	32,852	132,121
Accounts receivable, net	33,222	28,591
Inventories, net	25,500	62,110
Prepaid expenses and other current assets	10,915	11,434
Current assets of discontinued operations	601	23,507
Total current assets	118,918	300,728
Property and equipment, net	79,043	99,759
Finance lease right-of-use assets, net	59,245	66,533
Operating lease right-of-use assets	2,934	1,660
Goodwill and intangible assets, net	5,226	27,377
Other assets	9,398	4,863
Total assets	$274,764	$500,920

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$17,132	$36,717
Finance lease liabilities, current portion	3,705	3,318
Operating lease liabilities, current portion	1,489	364
Long-term debt, current portion	55,201	2,242
Accrued expenses and other current liabilities	23,837	33,435
Current liabilities of discontinued operations	559	16,441
Total current liabilities	101,923	92,517
Long-term debt, less current portion	5,250	103,991
Operating lease liabilities, less current portion	6,503	1,291
Finance lease liabilities, less current portion	73,682	76,431
Warrant liabilities	1,186	24,285
Conversion option liabilities	5	8,091
Deferred income taxes	—	283
Other non-current liabilities	172	129
Total liabilities	188,721	307,018
Commitments and contingencies (refer to Note 22)
Stockholders’ equity:
Common stock, $0.0001 par value, 440,000 and 440,000 shares authorized; 208,395 and 206,668 shares issued and outstanding as of December 31, 2023 and 2022, respectively	21	21
Additional paid-in capital	611,477	609,450
Accumulated deficit	(523,786)	(408,474)
Accumulated other comprehensive loss	(1,669)	(7,095)
Total stockholders’ equity	86,043	193,902
Total liabilities and stockholders’ equity	$274,764	$500,920
See accompanying notes to our consolidated financial statements.

Benson Hill, Inc.
Consolidated Statements of Operations
(In Thousands, Except Per Share Amounts)

	Year Ended December 31,
	2023	2022	2021
Revenues	$473,336	$381,233	$90,945
Cost of sales	449,710	377,706	96,846
Gross profit (loss)	23,626	3,527	(5,901)
Operating expenses:
Research and development	40,270	47,500	40,574
Selling, general and administrative expenses	69,063	81,034	71,947
Impairment of goodwill	19,226	—	—
Gain on sale of Seymour facility	(18,970)	—	—
Impairment loss on Creston facility	18,521	—	—
Total operating expenses	128,110	128,534	112,521
Loss from operations	(104,484)	(125,007)	(118,422)
Other (income) expense:
Interest expense, net	35,064	21,444	4,481
Loss on extinguishment of debt	—	—	11,742
Change in fair value of warrants and conversion options	(31,184)	(49,063)	(12,127)
Other (income) expense, net	3,075	2,253	(549)
Total other (income) expense, net	6,955	(25,366)	3,547
Net loss from continuing operations before income tax	(111,439)	(99,641)	(121,969)
Income tax (benefit) expense	(192)	59	231
Net loss from continuing operations, net of tax	(111,247)	(99,700)	(122,200)
Net loss from discontinued operations, net of tax	(4,065)	(28,205)	(4,047)
Net loss	$(115,312)	$(127,905)	$(126,247)

Net loss per common share:
Basic and diluted net loss per common share from continuing operations	$(0.59)	$(0.55)	$(1.00)
Basic and diluted net loss from discontinued operations	$(0.02)	$(0.16)	$(0.04)
Basic and diluted net loss per common share	$(0.61)	$(0.71)	$(1.04)
Weighted average shares outstanding:
Basic and diluted weighted average shares outstanding	187,927	179,867	121,838
See accompanying notes to our consolidated financial statements.

Benson Hill, Inc.
Consolidated Statements of Comprehensive Loss
(In Thousands)

	Year Ended December 31,
	2023	2022	2021
Net loss attributable to common stockholders	$(115,312)	$(127,905)	$(126,247)
Other comprehensive income (loss):
Foreign currency translation adjustment	—	(9)	4
Change in fair value of available-for-sale marketable securities, net of deferred taxes	5,426	(5,983)	(782)
Total other comprehensive income (loss)	5,426	(5,992)	(778)
Total comprehensive loss	$(109,886)	$(133,897)	$(127,025)
See accompanying notes to our consolidated financial statements.

Benson Hill, Inc.
Consolidated Statements of Stockholders’ Equity
(In Thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance as of December 31, 2020	108,697	$11	$287,318	$(154,322)	$(325)	$132,682
Merger and PIPE Shares, net of transaction costs of $36,770	68,069	7	233,333	—	—	233,340
Conversion of warrants into common stock and issuance of equity classified warrants upon Merger	325	—	4,576	—	—	4,576
Stock option exercises, net	998	—	713	—	—	713
Stock-based compensation expense	—	—	7,183	—	—	7,183
Other	—	—	(22)	—	—	(22)
Comprehensive loss	—	—	—	(126,247)	(778)	(127,025)
Balance as of December 31, 2021	178,089	$18	$533,101	$(280,569)	$(1,103)	$251,447
PIPE Investment and at-the-market offering, net of issuance cost of $4,087	26,220	3	54,504	—	—	54,507
Stock option exercises, net	2,265	—	2,325		—	2,325
Restricted Stock Units, net	94	—	—		—	—
Stock-based compensation expense	—	—	19,520		—	19,520
Comprehensive loss	—	—	—	(127,905)	(5,992)	(133,897)
Balance as of December 31, 2022	206,668	$21	$609,450	$(408,474)	$(7,095)	$193,902
Stock Option exercises, net	1,727	$—	$305	$—	$—	$305
Stock-based compensation expense	—	$—	$1,722	$—	$—	$1,722
Comprehensive gain (loss)	—	$—	$—	$(115,312)	$5,426	$(109,886)
Balance as of December 31, 2023	208,395	$21	$611,477	$(523,786)	$(1,669)	$86,043
See accompanying notes to our consolidated financial statements.

Benson Hill, Inc.
Consolidated Statements of Cash Flows
(In Thousands)

	Year Ended December 31,
	2023	2022	2021
Operating activities
Net loss	$(115,312)	$(127,905)	$(126,247)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	21,610	22,836	12,817
Share-based compensation expense	1,466	19,520	7,183
Bad debt expense	(6)	863	309
Change in fair value of warrants and conversion options	(31,184)	(49,063)	(12,127)
Accretion and amortization related to financing activities	17,344	9,279	1,389
Amortization of premiums related to marketable securities	591	2,450	—
Realized losses on sale of marketable securities	3,573	2,305	1,031
Loss on extinguishment of debt	—	—	11,742
Loss on divestiture of discontinued operations	172	10,246	—
Impairment	37,747	11,579	—
Gain on sale of Seymour facility	(18,970)	—	—
Other	2,300	4,579	(1,096)
Changes in operating assets and liabilities:
Accounts receivable	1,047	(3,070)	(7,038)
Inventories	47,864	(4,663)	(11,690)
Other assets and other liabilities	73	6,542	(12,855)
Accounts payable	(30,649)	(5,313)	11,293
Accrued expenses	(10,797)	6,419	7,539
Net cash used in operating activities	(73,131)	(93,396)	(117,750)
Investing activities
Purchases of marketable securities	(111,241)	(372,170)	(648,923)
Proceeds from maturities of marketable securities	82,067	139,063	2,499
Proceeds from sales of marketable securities	128,994	193,250	639,612
Proceeds from sale of a plant	25,868	—	—
Payments for acquisition of property and equipment	(11,760)	(16,486)	(31,490)
Payments made in connection with business acquisitions	—	(1,034)	(116,287)
Proceeds from divestiture of discontinued operations	2,378	17,131	—
Proceeds from an insurance claim from a prior business acquisition	1,533	—	—
Other	192	—	—
Net cash provided by (used in) investing activities	118,031	(40,246)	(154,589)
Financing activities
Net contributions from merger, at-the-market offering and PIPE financing, net of transaction costs of $4,087 and $34,940 for 2022 and 2021, respectively	—	81,109	285,378
Payments for extinguishment of debt	—	—	(43,082)
Principal payments on debt	(63,823)	(7,288)	(4,400)
Proceeds (payment) from issuance of debt	(2,496)	23,540	103,634
Borrowing under revolving line of credit	—	19,774	20,954
Repayments under revolving line of credit	—	(19,821)	(20,907)
Repayments of financing lease obligations	(6,126)	(1,630)	(703)
Proceeds from the exercise of stock options and warrants	305	2,325	681
Net cash (used in) provided by financing activities	(72,140)	98,009	341,555
Effect of exchange rate changes on cash	—	(9)	4
Net (decrease) increase in cash, cash equivalents and restricted cash	(27,240)	(35,642)	69,220
Cash, cash equivalents and restricted cash, beginning of year	43,321	78,963	9,743
Cash, cash equivalents and restricted cash, end of year	$16,081	$43,321	$78,963

Supplemental disclosure of cash flow information
Cash paid for taxes	$11	$57	$53
Cash paid for interest	$18,991	$14,398	$6,591
Supplemental disclosure of non-cash activities
Issuance of Notes Payable Warrants and Convertible Notes Payable Warrants	$—	$—	$6,663
Conversion of Notes Payable Warrants upon Merger	$—	$—	$4,576
Public Warrants and Private Placement Warrants acquired in Merger	$—	$—	$50,850
Issuance of conversion option	$—	$—	$8,783
Purchases of property and equipment included in accounts payable and accrued expenses and other current liabilities	$1,468	$3,058	$3,578
Financing leases	$4,703	$806	$46,021

See accompanying notes to our consolidated financial statements.

Benson Hill, Inc.
Notes to the Consolidated Financial Statements
(In Thousands, Except Per Share Amounts)
1.Description of Business
Benson Hill is an ag-tech company on a mission to lead the pace of innovation in soy protein through differentiated and advantaged genetics. Leveraging downstream insights and demand, we utilize our CropOS® technology platform to design and deliver food and feed that’s better from the beginning: more nutritious, and more functional, while enabling efficient production and delivering novel sustainability benefits to food and feed customers. We are headquartered in St. Louis, Missouri, where most of our research and development activities are managed. In February 2024 as part of our acceleration to an asset-light business model, we divested our soy crushing and food-grade white flake and soy flour manufacturing operation in Creston, Iowa, which follows the October 2023 divestiture of our soy crushing facility in Seymour, Indiana. We continue to process dry peas in North Dakota through our Dakota Ingredients facility, and we sell our products throughout North America, in Europe and in several countries globally.
Moving to an asset-light business model enables Benson Hill to focus on our research and development competitive advantage. We participate across the value chain with partnerships that are more efficient to scale acreage, require less operating expense and are more capital efficient. This model will continue to enable us to solve end user challenges with seed innovation. As we analyze the asset-light business model across the value chain, there are three opportunities to monetize Benson Hill's technology. First, licensing our germplasm to seed companies. Second, direct seed sales to farmers. And third, through technology access fees and value-based royalties from seed companies, processors and end users.
Our commitment to environmental and social issues impacting our planet and our purpose-driven culture are fundamental to our ability to achieve our mission. Environmental, Social and Governance (“ESG”) principles help guide our thinking and approach throughout the development and commercialization of our products, and our innovative culture is rooted in our Core Values of Be Bold, Be Inspired, and Be Real. We believe our technology platform, asset-light model, and purpose-driven culture will help bridge the divide between evolving preferences and quality traits already present within the genetic diversity of plants. We see nature as our partner; technology as our enabler; and innovators like our Company, like-minded stakeholders, stockholders and partners as the catalysts to activate the change needed.
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
Fresh Business Divestiture
On December 29, 2022, we entered into a Stock Purchase Agreement (the “Stock Sale”) to sell J&J Produce, Inc. (“J&J”) and all of the outstanding equity securities of J&J’s subsidiaries for aggregate cash consideration of $3,000, subject to certain adjustments. J&J was the main component of the former Fresh segment. In connection with the Stock Purchase Agreement, on December 29, 2022, J&J entered into a Purchase and Sale Agreement, pursuant to which J&J sold certain real and personal property comprising an agricultural production and processing facility located in Vero Beach, Florida, for an aggregate purchase price of $18,000, subject to certain adjustments. Certain property was leased back to J&J pursuant to a separate agricultural and facility lease for a short period of time. On June 30, 2023, we closed the Stock Sale. Our strategic shift to exit the Fresh segment met the criteria to be classified as businesses held for sale and to be presented as a discontinued operation. Refer to Note 4—Discontinued Operations in this report for further details on the divestiture of former Fresh segment.
Liquidity and Going Concern
The accompanying consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) for financial reporting and Securities and Exchange Commission (“SEC”) regulations.

For the year ended December 31, 2023, our Company incurred a net loss from continuing operations of $111,247, had negative cash flows from operating activities of $73,131 and had capital expenditures of $11,760. As of December 31, 2023, our Company had cash and marketable securities of $48,680 and no restricted cash. Furthermore, as of December 31, 2023, our Company had an accumulated deficit of $523,786 and term debt and notes payable of $60,451, which are subject to repayment terms and covenants further described in Note 14—Debt in this report. These factors, coupled with working capital needs and expected capital expenditures indicated that, without further action, our forecasted cash flows would not be sufficient for us to meet our contractual commitments and obligations as they came due in the ordinary course of business for 12 months after the date the consolidated financial statements are issued. Therefore, there is substantial doubt about our ability to continue as a going concern within one year after the date the financial statements are issued. The accompanying financial statements have been prepared on a basis that assumes that the Company will continue as a going concern, and do not include any adjustments that may result from the outcome of this uncertainty. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of the Company’s liabilities and commitments in the normal course of business and does not include any adjustments to reflect the possible future effects of the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.
As of the fourth quarter of 2023, the Convertible Notes Payable becomes due and payable in full on March 1, 2024. In November 2023, using the proceeds obtained from the divestiture of our soy crushing facility in Seymour, Indiana, and other asset sales, we repaid approximately half of the outstanding obligations under the Convertible Notes Payable for an aggregate amount of $58,391. On February 13, 2024, we completed the sale of our soy crushing facility in Creston, Iowa, and used the proceeds to fully retire the Convertible Notes Payable. We paid an aggregate amount of $59,000, in full payment of our outstanding obligations under the Convertible Notes Payable. Refer to Note 14—Debt and Note 25—Subsequent Events in this report for further details. Since our inception, we have incurred significant losses primarily to fund investment into technology and costs associated with early-stage commercialization of our products. Following the repayment of Convertible Notes Payable, we will need to raise additional capital to fund our operations. Further, after the divestiture of our soybean processing facilities located in Seymour, Indiana and Creston, Iowa, our Company’s ability to generate revenue from product sales has been substantially diminished. Our Company will be required to identify additional sources of revenue, including from collaborative arrangements or joint operating activities, partnerships and licensing opportunities.
We have taken steps to alleviate the substantial doubt noted above. As mentioned above, during the fourth quarter of 2023 and the first quarter of 2024, we sold our soybean processing facilities located in Seymour, Indiana and Creston, Iowa and utilized proceeds from the sales, in combination with restricted cash, to fully retire our obligations under the Convertible Notes Payable. We are decreasing cash required for our operations by reducing operating costs and reducing staff levels. We incurred severance costs of $4,019 for the year ended December 31, 2023, included within selling, general and administrative expenses on our consolidated statements of operations. On March 7, 2024, we extended the DDB Term loan from April 2025 to April 2026. In addition, we are working to manage our current liabilities while we continue to make changes in operations to improve our cash flow and liquidity position. Our liquidity plans and operating budget include further actions that include improving operating efficiencies by reducing certain operating costs and restructuring certain parts of our organization, exploring strategic alternatives, divesting our processing assets, supplementing cash needs by selling additional shares of our common stock or securities convertible into common stock, to the public through our shelf registration statement, or otherwise, or obtaining alternative forms of financing which may or may not be dilutive. There are no guarantees that we will achieve any of these plans, which involve risks and uncertainties, or that our achievement of any of these plans will sufficiently address our substantial doubt about our ability to continue as a going concern.
2.Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
Our consolidated financial statements include the accounts of our Company and our wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. Our Company prepares our consolidated financial statements in conformity with U.S. GAAP and Securities and Exchange Commission regulations. In the opinion of management, all adjustments considered necessary for a fair presentation have been included.
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

All dollar amounts, share units and commodity quantities are in thousands, except per share amounts, unless otherwise noted. Share and per share amounts are presented on a post-conversion basis for all periods presented, unless otherwise specified.
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
Use of Estimates
The preparation of our condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Significant management estimates include those with respect to allowance for doubtful accounts, reserves for inventory obsolescence, the recoverability of long-lived assets, intangibles and goodwill and the estimated value of our warrant liabilities and conversion option liabilities.
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
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within our consolidated balance sheets, inclusive of $253 and $356 of cash and cash equivalents reported within current assets of discontinued operations, to the amounts shown in our consolidated statements of cash flows:

	December 31,
	2023	2022
Cash and cash equivalents	$16,081	$25,409
Restricted cash	—	17,912
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$16,081	$43,321
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
Past-due receivable balances are written off when our Company’s internal collection efforts have been unsuccessful in collecting the amounts due. Our Company had amounts reserved for doubtful accounts as of December 31, 2023 and 2022, of $672 and $743, respectively.
Derivatives
Our Company uses exchange-traded futures to manage price risk of fluctuating Chicago Board of Trade prices related to forecasted purchases and sales of soybean and soybean related products in the normal course of business. Our Company has master netting agreements with our counterparties which allow for the settlement of contracts in an asset position with contracts in a liability position in the event of default or termination. Further, all of our Company’s derivative contracts are centrally cleared and therefore are cash-settled on a daily basis which results in the derivative contracts having a fair value that approximates zero on a daily basis. Refer to Note 7—Derivatives in this report for more information.
The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and on the type of hedging relationship. All of our Company’s derivatives have not been designated as hedging instruments, and as such, changes in fair value of these derivatives are recognized in earnings immediately.
Our Company’s soybean positions are designed to hedge risk related to inventory purchases therefore the gains and losses on soybean instruments are recorded in cost of sales in our consolidated statements of operations. Our Company’s meal and oil positions are designed to hedge risk related to sales transactions therefore the gains and losses on meal and oil instruments are recorded in revenues in our consolidated statements of operations.
Our Company classifies the cash effects of our derivatives within the “Cash Flows From Operating Activities” section of our consolidated statements of cash flows.
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
Expenses for repairs and maintenance are expensed as incurred, and upon retirement or sale, the cost and related accumulated depreciation of the disposed assets are removed from the accounts and any resulting gain or loss is recognized in our consolidated statements of operations and comprehensive loss. Depreciation expense has been calculated using the following estimated useful lives:

Furniture and fixtures	5-7 years
Machinery, field and laboratory equipment	5-7 years
Computer equipment and software	3-5 years
Vehicles	3-7 years
Buildings and production facilities	15-25 years
Building and production facility improvements	5-15 years
Industrial, crushing and milling equipment	10-20 years
Spare Parts
Our Company maintains an inventory of spare parts at our processing plants for repairs and maintenance in the normal course of operations to minimize downtime. The spare parts are recorded at cost and assessed for obsolescence. As the spare parts are primarily composed of critical spares which generally do not turn within 12 months, our Company classifies spare parts as a non-current asset and presents them in other assets on the consolidated balance sheets. As of December 31, 2023 and 2022, our Company had spare parts of $3,326 and $2,348, respectively.
Leases
Our Company, at the inception of the contract, determines whether a contract is or contains a lease. For leases with terms greater than 12 months, our Company records the related operating or finance right of use asset and lease liability at the present value of lease payments over the lease term. Renewal options are not included in the measurement of the right of use assets and lease liabilities unless our Company is reasonably certain to exercise the optional renewal periods. Some leases also include early termination options, which can be exercised under specific conditions. Additionally, certain leases contain incentives, such as construction allowances from landlords. These incentives reduce the right-of-use asset related to the lease.
Some of our Company’s leases contain rent escalations over the lease term. Our Company recognizes expense for operating leases on a straight-line basis over the lease term. Our Company recognizes interest expense and depreciation expense for finance leases. Depreciation expense for assets held under finance leases is computed using the straight-line method over the lease term or useful life for leases that contain a transfer of title or reasonably certain purchase option.
Our lease agreements contain variable lease payments for increases in rental payment as a result of indexation, common area maintenance, utility, and maintenance charges. Our Company has elected the practical expedient to combine lease and non-lease components for all asset categories. Therefore, the lease payments used to measure the lease liability for these leases include fixed minimum rentals along with fixed non lease component charges. Our Company does not have significant residual value guarantees or restrictive covenants in the lease portfolio.
Most of our Company’s leases do not provide a readily available implicit interest rate. Therefore, our Company estimates the incremental borrowing discount rate based on information available at lease commencement. The incremental borrowing rate represents an estimate of the market interest rate our Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease.

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
Impairment of goodwill is measured as the excess of the carrying amount of goodwill over the fair value of the reporting unit. During the second quarter of 2023, we identified an indicator of impairment and determined it was no longer more likely than not that the fair value of our sole reporting unit was in excess of the carrying value. We performed an impairment analysis for the Ingredients reporting unit as of June 30, 2023, using a discounted cash flow model (a form of the income approach), utilizing Level 3 unobservable inputs. Our estimates in this analysis included, but were not limited to, future cash flow projections, the weighted average cost of capital, the terminal growth rate, and the tax rate. The impairment charge reflects an ongoing assessment of current market conditions and potential strategic investments to continue commercializing our proprietary products and pursue other strategic investments in the industry. As a result, a quantitative goodwill and separately identifiable intangible asset impairment assessment was performed as of June 30, 2023, and we recorded an impairment of the carrying value of goodwill of $19,226, which represented the entire goodwill balance prior to the impairment charge. The goodwill impairment charge had an immaterial impact on the provision for income taxes.
During the years ended December 31, 2022 and 2021, our Company evaluated goodwill for impairment using a quantitative assessment for all reporting units concluding that goodwill was not impaired.
Intangible assets consist primarily of customer relationships, trade names, employment agreements, technology licenses, and developed or acquired technology. Intangible assets are valued based on the income approach, which utilizes discounted cash flows, or cost buildup. These estimates generally constitute Level 3 inputs under the fair value hierarchy.
In conjunction with business acquisitions, we obtain trade names and permits, enter into employment agreements, and gain access to the developed technology, distribution channels and customer relationships of the acquired companies. Trade names and permits are amortized over their estimated useful life, which is generally 10 years. The developed and acquired technology is amortized over its estimated useful life of 13 years. Customer relationships are expected to provide economic benefits to our Company over the amortization period of 15 years and are amortized on a straight-line basis. The amortization period of customer relationships represents management’s best estimate of the expected usage or consumption of the economic benefits of the acquired assets, which is based on our historical experience of customer attrition rates.
Definite lived intangible assets are reviewed for impairment, at the asset group level, whenever, in management’s judgment, impairment indicators are present. At a minimum, we assess all definite lived intangible assets annually for indicators of impairment. When indicators of impairment are present, such an assessment involves estimating undiscounted cash flows over the remaining useful life of the intangible. If the review indicates that undiscounted cash flows are less than the carrying value of the intangible asset, the asset group is written down to fair value, and any impairment is assigned to the assets in the asset group in accordance with the applicable guidance, and a corresponding impairment is recognized in our consolidated statements of operations and comprehensive loss.
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
We conducted an impairment assessment of our long-lived assets as of December 31, 2023 and recorded a non-cash impairment charge of $18,521 to reduce the carrying amounts of long-lived assets, which consists of property and equipment, intangible assets, and lease right-of-use assets, of our Creston facility to their approximate fair values. These estimates generally constitute unobservable Level 3 inputs under the fair value hierarchy. In light of our transition to an asset-light business model, our Company performed an impairment assessment which indicated the carrying value of our Creston facility is not recoverable. The impairment charge had no impact on the provision for income taxes. There was no other impairment charges recorded as of December 31, 2023. We are currently executing a transition of our business model which could further result in us being unable to recover all or a portion of the remaining carrying value of our long-lived assets. Our Company did not record property or equipment impairment for our continuing operations for the years ended December 31, 2022 and 2021.
Debt Issuance Costs
Our Company capitalizes costs incurred in connection with new borrowings, the establishment or enhancement of credit facilities and the issuance of debt securities. These costs are amortized as an adjustment to interest expense over the life of the borrowing or term of the credit facility using the effective interest method. Debt issuance costs related to a recognized liability are presented in the balance sheet as a direct reduction from the carrying amount of that liability. The unamortized balance of deferred financing costs shown as a reduction from the carrying amount of the liability was $1,732 and $1,973 as of December 31, 2023 and 2022, respectively. Amortization of debt issuance costs was $2,738, $204 and $206 for the years ended December 31, 2023, 2022 and 2021, respectively.
Warrant Liabilities
We account for our PIPE Investment Warrants, Private Placement Warrants, Public Warrants, Notes Payable Warrants, and Convertible Notes Payable Warrants as derivative warrant liabilities in accordance with ASC 815 with the exception of the Notes Payable Warrants issued in connection with the Merger which qualify for equity treatment. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the change in fair value of warrants in our consolidated statements of operations. The Private Placement Warrants and Convertible Notes Payable Warrants are estimated at each measurement date using a Black-Scholes option pricing model. The PIPE Investment Warrants are estimated at each measurement date using the Monte Carlo simulation. As the Notes Payable Warrant holder has the ability to exercise the warrant at no cost into our Company’s common stock upon expiration, the value of the warrant at each measurement date is based on the closing price of our Company’s common stock.
Our Public Warrants were traded on the NYSE under the symbol “BHIL WS.” and considered Level 1 liabilities through December 18, 2023. On December 18, 2023, we received notice from the NYSE that it had determined to commence proceedings to delist the public warrants of our Company, issued in connection with our Company’s business combination transaction which closed on September 29, 2021, with each warrant exercisable for one share of our common stock at an exercise price of $11.50 per share, due to “abnormally low” trading price levels pursuant to Section 802.01D of the NYSE Listed Company Manual. On December 19, 2023, the NYSE suspended trading in the warrants. On January 5, 2024, the NYSE filed a Form 25 with the SEC to report the removal of the warrants from listing. On January 15, 2024, the delisting of the warrants became effective. As of December 31, 2023, Public Warrants are available for trading over-the-counter under the symbol “BHILW” and are considered Level 2 liabilities.
Conversion Option Liability
We account for the conversion option on our convertible term loans as a derivative liability in accordance with ASC 815 and therefore recognize the conversion option at fair value and adjust the liability to fair value at each reporting period. The liability is subject to re-measurement at each balance sheet date until exercised or expired, and any change in fair value is recognized in our consolidated statements of operations. The fair value of the conversion option is measured using a Black-Scholes option pricing model.
Business Combinations
Our Company allocates the purchase price of its acquisitions to the assets acquired and liabilities assumed based upon their respective fair values at the acquisition date. Our Company utilizes management estimates and an independent third-party valuation firm to assist in determining these fair values. The excess of the acquisition price over the estimated fair value of the net assets acquired is recorded as goodwill. Goodwill is adjusted for any changes to acquisition date fair value amounts made within the measurement period. Acquisition-related transaction costs are recognized separately from the business combination and expensed as incurred.

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
Collaborative Arrangements
Our Company analyzes our collaborative arrangements to assess whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards, and therefore are within the scope of FASB ASC Topic 808, Collaborative Arrangements (“ASC 808”). These arrangements provide various types of payments to our Company, including upfront fees, funding of research and development services, usage fees and royalty payments on product sales. These payments may not be commensurate with the timing of revenue recognition, and therefore, result in deferral of revenue recognition. We recognize revenue based on the amount of the transaction price that is allocated to each respective performance obligation when or as the performance obligation is satisfied. The revenues from collaborative arrangements were not significant to our consolidated statements of operations for the years ended December 31, 2023 and 2022.
Patent Sales
During 2023, our Company continued our business strategy of monetizing our intellectual property, which includes the sale of select non-core patent assets. As patent sales executed under this strategy represent a component of our Company’s ongoing major or central operations and activities of monetizing intellectual property, the related proceeds from patent sales are now recognized as revenue. Revenue from patent sales is recognized when there is persuasive evidence of an arrangement, fees are fixed or determinable, delivery has occurred and collectability is reasonably assured. These requirements are generally fulfilled on closing of the patent sale transaction. Revenue for the year ended December 31, 2023 was $8,000 related to patent sales.
Research and Development Expenses
Research and development expenses consist of the costs of performing activities to discover and develop products and to advance our intellectual property. These costs consist primarily of employee-related expenses for personnel who research and develop our products, fees for contractors who support product development and breeding activities, expenses for trait validation, greenhouse and field trial expenses, purchasing materials and supplies for our laboratories, licensing, information technology expenses, and other costs associated with operating our own laboratories. Reimbursements of research and development costs from third-party grants are recognized as a reduction of research and development expense. For the years ended December 31, 2023, 2022 and 2021, our Company received grant reimbursement of $197, $295 and $479, respectively.
Patents
We expense patent costs, including related legal costs, as incurred. Costs to maintain, in-license, and defend patents are recorded as selling, general and administrative expenses on our consolidated statements of operations. Costs to write and support the research for filing patents are recorded as research and development expenses on our consolidated statements of operations.
Stock-Based Compensation
We measure all stock options and restricted stock units granted to employees and directors based on the fair value on the date of the grant and recognize compensation expense of those awards over the requisite service period, which is generally the vesting period of the respective awards or the derived service period for awards with market performance vesting conditions. We recognize forfeitures of awards as they occur.
We classify stock-based compensation expense in our consolidated statements of operations as research and development and selling, general and administrative expenses as this is consistent with the manner in which the award recipient’s payroll costs are classified.
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
When uncertain tax positions exist, our Company recognizes the tax benefit of tax positions to the extent that some or all of the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position, as well as consideration of the available facts and circumstances.
Discontinued Operations
In determining whether a disposal of a component of an entity or a group of components of an entity is required to be presented as a discontinued operation, we make a determination as to whether the disposal represents a strategic shift that had, or will have, a major effect on our operations and financial results. A component of an entity comprises operations and cash flows that can be clearly distinguished from the rest of the entity both operationally and for financial reporting purposes. If we conclude that the disposal represents a strategic shift, then the results of operations of the group of assets being disposed of (as well as any gain or loss on the disposal transaction) are aggregated for separate presentation apart from our continuing operating results in our consolidated financial statements.
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
Our customers primarily consist of businesses operating in the agriculture industry, including retailers that sell our produce, consumer package goods manufacturers that incorporate our ingredients. For the year ended December 31, 2023, no customer generated greater than 10% of consolidated revenue. For the year ended December 31, 2022, one customer generated greater than 10% of consolidated revenue for a total of $45,053. For the year ended December 31, 2021, one customer generated greater than 10% of consolidated revenue for a total of $27,493.
Foreign Currency Translation
The financial statements for our overseas operations, primarily comprising licensing arrangements and research and development activities in Brazil and Canada, respectively, are translated to U.S. dollars at current exchange rates. For assets and liabilities, the fiscal year-end rate is used. For revenues, expenses, gains, and losses, an approximation of the average rate for the period is used. Unrealized currency adjustments in our consolidated financial statements are accumulated in equity as a component of accumulated other comprehensive loss.
Our Company has entered into a limited number of operation support contracts with vendors with payments denominated in foreign currencies. We are subject to foreign currency transaction gains or losses on our contracts denominated in foreign currencies. Gains and losses resulting from foreign currency transactions are separately reflected in our consolidated statements of comprehensive loss. To date, foreign currency transaction gains and losses have not been material to our financial statements.
Recently Adopted Accounting Guidance
In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (“ASU 2016-13” or “CECL”), which requires measurement and the recognition of expected credit losses for financial assets held. The standard requires the measurement of expected credit losses to be based on relevant information, including historical experience, current conditions and a forecast that is supportable. We adopted the standard in the first quarter of 2022, with minimal impact to our consolidated financial statements.
As part of the adoption, our Company reviewed its’ portfolio of available-for-sale debt securities in an unrealized loss position, and assessed whether it intends to sell, or will more likely than not be required to sell, such debt securities before recovering the amortized cost basis. Additionally, our Company evaluated whether the decline in fair value has resulted from credit losses or other factors by considering the extent to which the fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, our Company compares the present value of the cash flows expected to be collected against the amortized cost basis. A credit loss is recorded if the present value of the cash flows is less than the amortized cost basis, limited by the amount that the fair value is less than the amortized cost basis. Upon adoption, our Company did not record an allowance for credit losses on our available-for-sale debt securities.
Additionally, our Company reviewed our open trade receivables arising from contractual sales. As part of our analysis, our Company performed periodic credit reviews of all active customers, reviewed all trade receivables greater than 90 days past due, calculated historical loss rates and reviewed current payment trends of all customers.
Recently Issued Accounting Guidance Not Yet Effective
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”). The standard require all entities to disclose specific categories in the rate reconciliation, income taxes paid, and other income tax information. For public business entities, the amendments in ASU 2023-09 are effective for annual periods beginning after December 15, 2024. Early adoption is permitted. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting—Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 requires public entities, including those entities with a single reportable segment, to provide disclosures of significant segment expenses and other segment items. The public entities are permitted to disclose multiple measures of a segment’s profit or loss used by the chief operating decision-maker to allocate resources and assess performance, as long as at least one measure that is most consistent with our consolidated financial statements is included. The guidance is effective for public entities for fiscal years beginning after December 15, 2023, and interim periods in fiscal years beginning after December 15, 2024. The guidance is applied retrospectively to all periods presented in financial statements, unless it is impracticable. Early adoption is permitted. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.
In August 2020, the FASB issued ASU 2020-06, Debt (“ASU 2020-06”). ASU 2020-06 reduces the number of accounting models for convertible debt instruments and convertible preferred stock. For convertible instruments with conversion features that are not required to be accounted for as derivatives under ASC 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital, the embedded conversion features no longer are separated from the host contract. ASU 2020-06 is effective for public business entities that meet the definition of a Securities and Exchange Commission (“SEC”) filer for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.
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
Effective December 30, 2021, results from the operations of the soybean processing facility have been included in the continuing operations of our consolidated statements of operations and comprehensive loss. For the year ended December 31, 2022, $169,978 of revenue was included in our consolidated statements of operations and comprehensive loss.
The unaudited pro forma impact on operating results, as if the acquisition had been completed as of the beginning of 2021, would have resulted in reported revenues and a net loss of $220,610 and $140,991, respectively. For purposes of the pro forma disclosures, our Company adjusted for $2,078 of costs attributable to the acquisition. The unaudited pro forma financial information is presented for informational purposes only and does not purport to represent what the results of operations would have been had our Company completed the acquisition on the date assumed, nor is it necessarily indicative of the results of operations that may be expected in future periods.
In conjunction with the acquisition we incurred $2,078 of acquisition-related costs, including legal and accounting fees. These costs were recorded in selling, general, and administrative expenses in our consolidated statements of operations for the year ended December 30, 2021.
Rose Acre Farms
On September 17, 2021, we completed the acquisition of a soybean processing facility and related assets from Rose Acre Farms, Inc. (“Rose Acre Farms”) based in Seymour, Indiana for cash consideration of $14,567 and entered into a long-term ground lease for the real estate upon which such soybean processing facility is located. The soybean processing facility will process our Company’s proprietary soybean varieties for distribution to end customers. Effective September 17, 2021, results from the operations of the soybean processing facility have been included in the continuing operations of our consolidated statements of operations and comprehensive loss.
4.Discontinued Operations
On December 29, 2022, we entered into a Stock Purchase Agreement with an unrelated party (the “Stock Sale”) to sell J&J Produce, Inc. (“J&J”) and all of the outstanding equity securities of J&J’s subsidiaries for aggregate cash consideration of $3,000, subject to certain adjustments. In connection with the Stock Purchase Agreement, on December 29, 2022, J&J entered into a Purchase and Sale Agreement, pursuant to which J&J sold certain real and personal property comprising an agricultural production and processing facility located in Vero Beach, Florida, for an aggregate purchase price of $18,000, subject to certain adjustments. Certain property was leased back to J&J pursuant to a separate agricultural and facility lease for a short period of time. Our Company incurred an impairment charge of $11,579 and net loss on the sale of $10,246 from the divestiture for the year ended December 31, 2022. On June 30, 2023, we closed the Stock Sale. As of December 31, 2023, the carrying value of assets and liabilities in discontinued operations approximated their fair value due to their short maturities. J&J was the main component of our former Fresh segment. Our strategic shift to exit the former Fresh segment met the criteria to be classified as businesses held for sale and presented as a discontinued operation. Accordingly, we reclassified the results of operations of the former Fresh segment to discontinued operations in our consolidated statements of operations for all periods presented.
The carrying amounts of the assets and liabilities of the discontinued operations were as follows:

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$253	$356
Accounts receivable, net	—	9,808
Inventories, net	—	11,633
Prepaid expenses and other current assets	348	1,710
Total assets of businesses held for sale	$601	$23,507

Liabilities
Current liabilities:
Accounts payable	$6	$9,743
Current lease liability	—	1,890
Current maturities of long-term debt	—	3,194
Accrued expenses and other liabilities	553	1,614
Total liabilities of businesses held for sale	$559	$16,441
As of December 31, 2023 and 2022, the fair value of the debt included in the liabilities of business held for sale was nil and $3,305, respectively. Fair values are based upon valuation models using market information, which fall into Level 3 in the fair value hierarchy. Our Company capitalized no interest costs for the year ended December 31, 2023. Our Company capitalized interest costs of $1,236 and $1,320 into property and equipment during the years ended December 31, 2022 and 2021, respectively.
In August 2023, we received an insurance claim reimbursement of $1,533 related to the J&J acquisition. The operating results of the discontinued operations, net of tax, were as follows:

	Year Ended December 31,
	2023	2022	2021
Revenues	$32,237	$61,521	$56,267
Cost of sales	34,105	58,744	51,311
Gross profit	(1,868)	2,777	4,956
Operating expenses:
Research and development	—	22	4
Selling, general and administrative expenses	3,031	9,168	9,605
Impairment	—	11,579	—
Total operating expenses	3,031	20,769	9,609
Loss from discontinued operations	(4,899)	(17,992)	(4,653)
Interest expense	14	33	9
Other expense (income), net	(848)	10,179	(615)
Net loss before income tax	(4,065)	(28,204)	(4,047)
Income tax expense	—	1	—
Net loss from discontinued operations, net of tax	$(4,065)	$(28,205)	$(4,047)
Depreciation, amortization and significant operating and investing items in our consolidated statements of cash flows for the discontinued operations are as follows:

	Year Ended December 31,
	2023	2022	2021
Operating activities
Depreciation and amortization	$—	$2,323	$2,339
Bad debt expense	53	122	341
Impairment	—	11,579	—
Net loss on divestiture	172	10,246	—
Investing activities
Payments for acquisitions of property and equipment	—	(9,503)	(23,941)
Proceeds from divestiture	2,378	17,131	—
Proceeds from an insurance claim from a prior business acquisition	1,533	—	—
5.Fair Value Measurements
Our financial instruments consist of cash and cash equivalents, restricted cash, marketable securities, accounts receivable, commodity derivatives, commodity contracts, accounts payable, accrued liabilities, warrant liabilities, conversion option liabilities, and notes payable. As of December 31, 2023 and 2022, we had cash and cash equivalents of $15,828 and $25,053, respectively, which include money market funds with maturities of less than three months. As of December 31, 2023 and 2022, we had restricted cash of $0 and $17,912, respectively. As of December 31, 2023 and 2022, the carrying values of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued liabilities approximated fair value due to their short maturities.
The following tables provide the financial instruments measured at fair value on a recurring basis based on the fair value hierarchy:

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets
U.S. treasury securities	$67	$—	$—	$67
Corporate bonds	—	25,378	—	25,378
Preferred stock	—	7,407	—	7,407
Marketable securities	$67	$32,785	$—	$32,852
Liabilities
Warrant liabilities	$201	$30	$955	$1,186
Conversion option liability	—	—	5	5
Total liabilities	$201	$30	$960	$1,191

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
U.S. treasury securities	$1,059	$—	$—	$1,059
Corporate bonds	—	116,616	—	116,616
Preferred stock	—	14,446	—	14,446
Marketable securities	$1,059	$131,062	$—	$132,121
Liabilities
Warrant liabilities	$5,469	$—	$18,816	$24,285
Conversion option liability	—	—	8,091	8,091
Total liabilities	$5,469	$—	$26,907	$32,376
Public Warrant liabilities of $30 were transferred from Level 1 to Level 2 in 2023. Our Public Warrants were traded on the NYSE under the symbol “BHIL WS.” and considered Level 1 liabilities through December 18, 2023. On December18, 2023, we received notice from the NYSE that it had determined to commence proceedings to delist our Company’s Public Warrants. On December 19, 2023, the NYSE suspended trading in the warrants. As of December 31, 2023, Public Warrants are available
74

for trading over-the-counter under the symbol “BHILW” and are considered Level 2 liabilities. There were no transfers of financial assets or liabilities into or out of Level 1, Level 2, or Level 3 for 2022.
All of our derivative contracts are centrally cleared and therefore are cash-settled on a daily basis. This results in the derivative contracts having a fair value that approximates zero on a daily basis. Therefore, there are no derivative assets or liabilities included in the table above. Refer to Note 7—Derivatives in this report for further discussion.
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
Pursuant to the Fourth Amendment to the Convertible Loan and Security Agreement entered into with the Lender in October 2023 (refer to Note 14—Debt in this report for further details), Convertible Notes Payable Warrants must be repriced based on the trailing 5-day VWAP immediately prior to the date of the Fourth Amendment. The exercise price of the Convertible Notes Payable Warrants (the “Conversion Price”) was $0.19 as of December 31, 2023. These warrant liabilities are valued based on Black-Scholes option pricing model.
The significant inputs to the valuation of Level 3 warrant and conversion option liabilities for the year ended December 31, 2023 were as follows:

	PIPE Investment Warrants	Private Placement Warrants	Convertible Notes Payable Warrants	Conversion Option Liability
Exercise Price	$3.90	$11.50	$0.19	$2.47
Stock Price	$0.17	$0.17	$0.17	$0.17
Volatility	113.0%	119.0%	112.5%	97.6%
Remaining term in years	3.24	2.75	3.00	1.00
Risk-free rate	4.0%	4.1%	4.0%	4.8%
Dividend yield	—%	—%	—%	—%
The significant inputs to the valuation of Level 3 warrant and conversion option liabilities for the year ended December 31, 2022 were as follows:

	PIPE Investment Warrants	Private Placement Warrants	Convertible Notes Payable Warrants	Conversion Option Liability
Exercise Price	$3.90	$11.50	$2.47	$2.47
Stock Price	$2.55	$2.55	$2.55	$2.55
Volatility	90.4%	84.0%	89.0%	64.7%
Remaining term in years	4.24	3.75	4.00	2.00
Risk-free rate	4.0%	4.1%	4.1%	4.4%
Dividend yield	—%	—%	—%	—%
The following table summarizes the change in the warrant and conversion option liabilities categorized as Level 3 as follows:

	Year Ended December 31
	2023	2022
Balance, beginning of period	$26,907	$34,016
Change in estimated fair value	(25,947)	(33,713)
Issuance of PIPE Investment warrants	—	26,604
Balance, end of period	$960	$26,907
75

Fair Value of Long-Term Debt
As of December 31, 2023 and 2022, the fair value of our Company’s debt, including amounts classified as current, was $64,336 and $103,814, respectively. Fair values are based upon valuation models using market information, which fall into Level 3 in the fair value hierarchy.
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

	December 31, 2023
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S government and agency securities	$458	$—	$—	$458
Corporate notes and bonds	26,040	8	(1,015)	25,033
Preferred stock	7,839	—	(478)	7,361
Total investments	$34,337	$8	$(1,493)	$32,852

	December 31, 2022
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S government and agency securities	$1,059	$—	$—	$1,059
Corporate notes and bonds	122,257	—	(5,641)	116,616
Preferred stock	15,454	—	(1,008)	14,446
Total investments	$138,770	$—	$(6,649)	$132,121
The aggregate fair value of investments with unrealized losses that had been owned for less than a year was $6,887 and $66,296 as of December 31, 2023 and 2022, respectively. The aggregate fair value of investments with unrealized losses that had been owned for more than one year was $21,543 and $64,723 as of December 31, 2023 and 2022, respectively.
Available-for-sale investments outstanding as of December 31, 2023, classified as marketable securities in our consolidated balance sheets, have maturity dates ranging from the first quarter of 2024 through the second quarter of 2026. The fair value of marketable securities as of December 31, 2023 with maturities within one year and one to five years are $12,849 and $20,003, respectively. We classify available-for-sale investments as current based on the nature of the investments and their availability to provide cash for use in current operations, if needed.
7.Derivatives
Corporate Risk Management Activities
We use exchange-traded futures to manage price risk of fluctuating Chicago Board of Trade prices related to forecasted purchases and sales of soybeans and soybean related products in the normal course of business. These risk management activities are actively monitored for compliance with our risk management policies.
As of December 31, 2023, our Company held financial futures related to a portion of our forecasted purchases of soybeans for an aggregate notional volume of 2,280 bushels of soybeans, all of which will settle in 2024. As of December 31, 2023, our Company held financial futures related to a portion of our forecasted sales of soybean oil for an aggregate notional volume of 100 pounds of soybean oil, all of which will settle in 2024. As of December 31, 2023, our Company held financial futures related to a portion of our forecasted sales of soybean meal for an aggregate notional volume of 26 tons of soybean meal, all of which will settle in 2024.
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
76

	December 31, 2023		December 31, 2022
	Asset Derivative	Liability Derivative	Asset Derivative	Liability Derivative
Soybeans	$539	$—	$1,112	$1,925
Soybean oil	—	180	533	73
Soybean meal	—	588	400	2,414
Effect of daily cash settlement	(539)	(768)	(2,045)	(4,412)
Net derivatives as classified in the balance sheet	$—	$—	$—	$—
We had a current asset representing excess cash collateral posted to a margin account of $992 and $2,714 as of December 31, 2023 and 2022, respectively. These amounts are not included with the derivatives presented in the table above and are included in prepaid expenses and other current assets in the consolidated balance sheets.
Currently, we does not seek cash flow hedge accounting treatment for derivative financial instruments and thus changes in fair value are reflected in current earnings.
The tables below show the amounts of pre-tax gains and losses recognized in income related to our derivatives:

	Year Ended December 31, 2023			Year Ended December 31, 2022			Year Ended December 31, 2021
	Gain (loss) realized	Unrealized gain (loss)	Total gain (loss) recognized	Gain (loss) realized	Unrealized gain (loss)	Total gain (loss) recognized	Gain (loss) realized	Unrealized gain (loss)	Total gain (loss) recognized
Soybeans	$(1,820)	$1,352	$(468)	$(7,230)	$(783)	$(8,013)	$211	$(31)	$180
Soybean oil	2,474	(640)	1,834	(9,781)	438	$(9,343)	1,148	4	1,152
Soybean meal	79	1,426	1,505	(3,247)	(786)	$(4,033)	(680)	(1,228)	(1,908)
Total	$733	$2,138	$2,871	$(20,258)	$(1,131)	$(21,389)	$679	$(1,255)	$(576)
Our soybean positions are designed to hedge risk related to inventory purchases, therefore the gains and losses on soybean instruments are recorded in cost of sales in our consolidated statements of operations. Our soybean oil and soybean meal positions are designed to hedge risk related to sales transactions therefore the gains and losses on soybean oil and soybean meal instruments are recorded in revenues in our consolidated statements of operations.
We classify the cash effects of our derivatives within the “Cash Flows from Operating Activities” section of our consolidated statements of cash flows.
8.Inventories, Net
Inventories, net consist of the following:

	December 31,
	2023	2022
Raw materials and supplies	$10,542	$37,483
Work-in-process	3,938	4,977
Finished goods	11,020	19,650
Total inventories	$25,500	$62,110
Work-in-process inventory consists of seed provided to contracted seed producers and growers with which we hold a purchase option for, or are required to purchase the future harvested seeds or grains. It also includes crops under production which represent the direct costs of land preparation, seed, planting, growing, and maintenance.
77

9.Property and Equipment
Components of property and equipment consist of the following:

	December 31,
	2023	2022
Land	$1,125	$812
Furniture and fixtures	3,613	3,535
Machinery, field, and laboratory equipment	31,962	33,143
Computer equipment and software	3,325	2,062
Vehicles	635	447
Buildings, production facilities and improvements	43,651	60,686
Industrial, crushing and milling equipment	25,268	25,268
Construction in progress	10,758	4,372
	120,337	130,325
Less accumulated depreciation	(41,294)	(30,566)
Property and equipment, net	$79,043	$99,759
On October 31, 2023, we sold the property and equipment of $6,221 located in Seymour, Indiana and recorded a gain on sale of $18,970. In December 2023, our Company recorded a non-cash impairment charge of $13,793 to reduce the carrying amounts of property and equipment of our Creston facility to our approximate fair value. In light of our transition to an asset-light business model, our Company performed an impairment assessment which indicated the carrying value of our Creston facility asset group is not recoverable. We did not have any property and equipment impairments for our continuing operations for the years ended December 31, 2022 and 2021. Depreciation expense was $13,892, $14,788 and $6,035 for the years ended December 31, 2023, 2022 and 2021, respectively.
10.Leases
We lease and sublease real estate in the form of land, laboratory, greenhouse, warehouse, and office facilities. We also lease equipment in the form of laboratory equipment, vehicles, railcars, and office equipment. As described above, our Company performed an impairment assessment on December 31, 2023, which indicated the carrying value of its Creston facility asset group is not recoverable. In the year ended December 31, 2023, our Company recorded an impairment charge of $2,847 to reduce the carrying value of operating lease right-of-use of our Creston facility.
Lease costs are included within cost of sales, selling, general and administrative expenses, and research and development on our consolidated statements of income and comprehensive loss.

	2023	2022	2021
Lease cost
Finance lease cost:
Amortization of right-of-use assets	$6,689	$6,620	$3,901
Interest on lease liabilities	7,130	7,101	3,916
Operating lease cost	1,592	1,047	253
Total lease cost	$15,411	$14,768	$8,070

Operating and finance lease right of use assets and liabilities as of the balance sheet dates are as follows:

	2023	2022
Assets
Finance lease right-of-use assets	$59,245	$66,533
Operating lease right-of-use assets	2,934	1,660
Liabilities
Current
Finance lease liabilities	$3,705	$3,318
Operating lease liabilities	1,489	364
Noncurrent
Finance lease liabilities	$73,682	$76,431
Operating lease liabilities	6,503	1,291
Lease term and discount rate consisted of the following as of December 31:

	2023	2022
Weighted-average remaining lease term (years):
Finance leases	12.7	13.4
Operating leases	5.7	7.2
Weighted-average discount rate:
Finance leases	9.2%	9.2%
Operating leases	10.8%	9.2%
Supplemental cash flow and other information related to leases for each of the periods ended December 31 were as follows:

	2023	2022	2021
Other information
Cash paid for amounts included in measurement of liabilities:
Operating cash flows from operating leases	$1,497	$1,931	$261
Operating cash flows from finance leases	5,117	4,622	3,332
Financing cash flows from finance leases	3,376	1,583	703
Right-of-use assets obtained in exchange for new lease liabilities:
Finance leases	$—	$806	$46,021
Operating leases	3,671	2,180	1,229
The table below reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under noncancellable operating leases with terms of more than one year to the total operating and finance lease liabilities recognized on our consolidated balance sheet as of December 31, 2023.

	Finance Lease	Operating Lease
2024	$10,606	$2,219
2025	10,922	1,936
2026	11,033	1,860
2027	11,230	1,710
2028	11,423	1,101
Thereafter	81,230	1,715
Total lease payments	136,444	10,541
Less: NPV discount	59,057	2,549
Present value of lease liabilities	$77,387	$7,992

11.Goodwill and Intangible Assets
Information regarding our goodwill and intangible assets are as follows:

	Useful Life	Gross Amount	Accumulated Amortization	Net
December 31, 2023
Customer relationships	15 years	1,876	(625)	1,251
Trade names	10 years	705	(353)	352
Developed and acquired technology	13 years	4,710	(1,087)	3,623
		$7,291	$(2,065)	$5,226

	Useful Life	Gross Amount	Accumulated Amortization	Net
December 31, 2022
Goodwill	Indefinite	$19,226	$—	$19,226
Customer relationships	15 years	3,876	(661)	3,215
Trade names	10 years	715	(292)	423
Developed and acquired technology	13 years	4,710	(724)	3,986
Permits	10 years	600	(73)	527
		$29,127	$(1,750)	$27,377
During the second quarter of 2023, we identified an indicator of impairment and determined it was no longer more likely than not that the fair value of our sole reporting unit was in excess of the carrying value. As a result, a quantitative goodwill and separately identifiable intangible asset impairment assessment was performed as of June 30, 2023, and we recorded an impairment of the carrying value of goodwill of $19,226, which represented the entire goodwill balance prior to the impairment charge. We performed an interim impairment analysis for the Ingredients reporting unit as of June 30, 2023, using a discounted cash flow model (a form of the income approach), utilizing Level 3 unobservable inputs. Our estimates in this analysis included, but were not limited to, future cash flow projections, the weighted average cost of capital, the terminal growth rate, and the tax rate. The impairment charge reflects an ongoing assessment of current market conditions and potential strategic investments to continue commercializing our proprietary products and pursue other strategic investments in the industry. The goodwill impairment charge had an immaterial impact on the provision for income taxes. We had no goodwill impairment charge for the years ended December 31, 2022 and 2021.
In December 2023, the Company recorded an impairment charge of $1,881 to reduce the carrying amounts of intangible assets of our Creston facility. In light of our transition to an asset-light business model, the Company performed an impairment assessment which indicated the carrying value of our Creston facility asset group is not recoverable. We did not have any definite lived intangible asset impairments for our continuing operations for the years ended December 31, 2022 and 2021. Amortization expense on definite lived intangibles was $745, $782 and $566 for the years ended December 31, 2023, 2022 and 2021, respectively.
As of December 31, 2023, future amortization of intangible assets is estimated as follows:

Amount
Year ending December 31:
2024	$558
2025	558
2026	558
2027	558
2028	558
Thereafter	2,437
$5,226

The weighted average amortization period in total and by intangible asset class as of December 31, 2023 is as follows:

Customer relationships	15.0 years
Trade names	10.0 years
Developed technology	13.0 years
Total	13.2 years
12.Other Current Assets
Prepaid expenses and other current assets consist of the following:

	December 31,
	2023	2022
Holdback receivables	$2,650	$—
Prepaid expenses	$4,395	$7,372
Derivative margin asset	992	2,714
Contract asset	1,677	433
Tax receivable	75	181
Deposits	846	702
Other	280	32
	$10,915	$11,434

13.Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

	December 31,
	2023	2022
Payroll and employee benefits	$8,049	$12,306
Insurance premiums	83	4,687
Professional services	3,960	2,842
Research and development	258	924
Inventory	514	530
Interest	161	167
Contract liability	8,340	9,965
Other	2,472	2,014
	$23,837	$33,435
14.Debt

	December 31,
	2023	2022
DDB Term Loan, due April 2025	$6,256	$7,393
DDB Equipment Loan, due July 2024	525	1,225
Convertible Notes Payable, due March 2024	59,310	110,700
Equipment financing, due March 2025	488	873
Notes payable, varying maturities through June 2026	64	81
Less: unamortized debt discount and debt issuance costs	(6,192)	(14,039)
	60,451	106,233
Less: current maturities of long-term debt	(55,201)	(2,242)
Long-term debt	$5,250	$103,991

Term Loan, Equipment Loan and Revolver
In April 2019, our wholly owned subsidiary, DDB entered into a Credit Agreement comprised of a $14,000 aggregate principal amount of floating rate, five-year term loan (“DDB Term Loan”), a $3,500 floating rate, five-year loan to be used for facility expansion (“DDB Equipment Loan”), and a $6,000 floating rate revolving credit facility (“DDB Revolver”), which is renewed annually (together the “Credit Agreement”). In the fourth quarter of 2022, the DDB Revolver maturity date was extended to November 2023. In the second quarter of 2023, the DDB Term Loan maturity date was extended to April 2025. As of December 31, 2023, the interest rate is U.S. prime rate plus 0.75% on the DDB Term Loan and DDB Equipment Loan, and U.S. prime rate plus 0.25% on the DDB Revolver.
The Credit Agreement is secured by substantially all of DDB’s real and personal property and is guaranteed, in part, by Benson Hill, Inc., DDB’s parent company, to a maximum of $7,000. The DDB Term Loan is payable in equal quarterly installments of $284 plus interest with the remaining balance of $5,972 due in April 2025. The Equipment Loan is payable in equal quarterly installments of $175 plus interest through July 2024.
Under the Credit Agreement, DDB and our Company must comply with certain financial covenants based on DDB’s operations, including a minimum working capital covenant, a minimum net worth covenant, a funded debt to EBITDA ratio covenant, and a fixed charge coverage ratio covenant.
Benson Hill as guarantor must also comply with a minimum cash covenant. The Credit Agreement also contains various restrictions on our activities, including restrictions on indebtedness, liens, investments, distributions, acquisitions and dispositions, control changes, transactions with affiliates, establishment of bank and brokerage accounts, sale-leaseback transactions, margin stocks, hazardous substances, hedging, and management agreements. During 2023, we were in compliance with the financial covenants under the Credit Agreement.
In the fourth quarter of 2023, the DDB Revolver maturity date was extended to December 2024.
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
In March 2023, we entered into a third amendment to the Convertible Loan and Security Agreement (“Third Amendment”), which, among other things, allowed the restricted cash to be counted towards the required minimum liquidity covenant calculation. In addition, the Third Amendment increased the final balloon payment by 200 basis points and reset the prime rate to be the greater of (a) the prime rate of interest as published in the Wall Street Journal or (b) 7.75% per annum.
In October 2023, we entered into a fourth amendment to the Convertible Loan and Security Agreement (the “Fourth Amendment”), which, among other things: changed the maturity date to March 1, 2024; changed the prepayment fee to be equal to 1% of any prepayment of Loans (as defined in the Convertible Loan and Security Agreement) for any prepayments made prior to January 14, 2024; increased the “final payment” from 12.70% to 17.70% of the original Commitment amount of $100,000; within one business day after closing of certain sales of our equity securities, we must pay as a prepayment the lesser of (i) 100% of the net closing proceeds or (ii) the outstanding principal of the Obligations (as defined in the Convertible Loan and Security Agreement); within one business day of the closing of certain asset sales, we must pay as a prepayment the net closing proceeds from such asset sales; within one business day of either November 15, 2023 or the closing of certain asset sales, we must pay as a prepayment the lesser of (i) all cash in the Blocked Account (as defined in the Convertible Loan and Security Agreement) or (ii) the outstanding principal and pro rata portion of fees due, the financial covenant to maintain at all times a minimum liquidity equal to or greater than four or six months will be removed effective upon the lender’s receipt of net closing proceeds from certain asset sales and all cash in the Blocked Account and following such removal we will instead be required to maintain $20,000 of unrestricted cash at all times, and the Warrants (as defined in the Convertible Loan and Security Agreement) must be repriced based on the trailing 5-day VWAP immediately prior to the date of the Fourth Amendment. As a result of the fourth amendment and partial repayment in November 2023, the Company recognized a debt modification charge of approximately $4,272 within interest expense, related to the write-off of non-cash deferred debt issuance costs, initial debt discount, final payment accretion, and prepayment penalty and fees to the lenders.
Prior to the fourth amendment, upon maturity or other satisfaction of the term notes, a final payment (in addition to other payments of principal and interest) equal to $12,700 is payable by us to the lenders. In the event the term notes are prepaid, a prepayment fee is due, ranging from 1% to 6% of the principal amount of the term notes, based upon the time from the initial closing to the prepayment date.
At any time after six months and before 42 months from the closing date of the initial term loans, up to $20,000 of the principal amount of the term loans then outstanding may be converted (at the lender’s option) into shares of our Company’s common stock at a price per share (“Conversion Price”) equal to the lower of (a) $2.47; (b) in the case of any “equity purchase commitments” and/or “at-the-market” or similar transactions, which result in the realization by our Company of gross proceeds of $20,000 or more over any period of 14 consecutive trading days prior to September 30, 2022, the VWAP of the common stock on the last trading day of such 14 day period; or (c) the effective price per share of any bona fide equity offering, which closes after June 30, 2022 and prior to September 30, 2022. The conversion option is subject to: (a) the closing sales price of our common stock for each of the seven consecutive trading days immediately preceding the conversion, being greater than or equal to the conversion price; (b) the shares of our common stock issued in connection with any such conversion not exceeding 20% of the total trading volume of our common stock for the 22 consecutive trading days immediately prior to and including the effective date of the conversion; and (c) all lenders’ pro forma shares of our common stock resulting from the conversion option, when added to all lenders’ pro forma shares of our common stock resulting from the exercise of the warrants (refer to Note 15—Warrant Liabilities in this report), not exceeding 2.5% of the number of shares of our common stock outstanding at the time of the conversion.
In November 2023, using the proceeds obtained from the sale of our soy processing facility in Seymour, Indiana, and other asset sales, we repaid approximately half of the outstanding obligations under the Convertible Notes Payable for an aggregate amount of $58,391.
As of December 31, 2023, the lender has not yet exercised their conversion option for any portion of the outstanding principal. The fair value of the conversion option, estimated at $8,783 at issuance, was recorded as a debt discount, which is amortized over the life of the term notes using the effective interest method and recorded as interest expense.
Under the terms of the Convertible Loan and Security Agreement, we must comply with certain affirmative, negative, and financial covenants. These covenants are primarily restrictions on our activities, including restrictions on indebtedness, liens, dividends, and significant business changes. Our Company is required to maintain, at all times, a minimum liquidity equal to or greater than four months. We were in compliance with these covenants for the year ended December 31, 2023.
On February 13, 2024, we sold our soybean processing facility in Creston, Iowa, for approximately $52,500, plus a working capital adjustment estimated to be approximately $19,500, and fully retired our obligations under the Convertible Notes Payable. Refer to Note 25—Subsequent Events in this report for further details.
Equipment Financing
In March 2022, our Company entered into a sale-leaseback transaction relating to certain of our Company’s equipment. Our Company evaluated whether the transaction qualified as a sale under ASC 606 and ultimately determined that as the leases are classified as financing leases under ASC 842, the transaction did not qualify as a sale and therefore control of the equipment was not transferred. Therefore, the proceeds from the sales of $1,160 were recorded as a financing liability. Our Company will make monthly payments of $33 under the financing arrangement for a term of 36 months.

Debt Maturities
The contractual maturities of debt as of December 31, 2023 are as follows:

Amount
Year ending December 31:
2024	$2,076
2025	5,244
2026	13
$7,333
The contractual maturities table excludes our obligations under the Convertible Notes Payable as it was fully repaid on February 13, 2024 as outlined above.
15.Warrant Liabilities
Notes Payable Warrants
In February 2020, our Company issued 1,077 warrants to purchase Series C-1 preferred shares or any subsequent preferred share round of Benson Hill Preferred Stock. The preferred stock warrant remained outstanding at the close of the Merger and, therefore, converted into a New Benson Hill Warrant without any action on the part of our Company or the warrant holder. Each warrant was converted based on the Exchange Ratio of 1.0754 resulting in 1,158 warrants to purchase New Benson Hill Common Stock which remained outstanding as of December 31, 2023 at an adjusted stock purchase price of $3.43.
The warrants are exercisable at the warrant holder’s discretion at any time before the expiration date of December 2035. If the New Benson Hill Warrant is held to expiration or if a change of control occurs, the warrants shall automatically exercise at no cost to the holder. Should our Company consummate a bridge financing prior to a change of control, the holders of the warrants may surrender their warrants to our Company and receive in exchange all of the same consideration, securities, instruments and rights as if the holder participated in the bridge financing with a loan in an amount equal to the shares issuable upon exercise of the warrants multiplied by the stock purchase price.
Immediately prior to the closing of the Merger with STPC on September 29, 2021, which qualified as a Liquidity Event, the warrant was automatically exchanged for 325 shares of Legacy Benson Hill Common Stock at no cost to the holder and a stock purchase warrant for 225 shares of our Company’s common stock was issued to the holder at an exercise price of $10.00. The Legacy Benson Hill Common Stock issued was converted at the Exchange Ratio resulting in 350 shares of New Benson Hill Common Stock and the stock purchase warrant was converted at the Exchange Ratio resulting in 242 warrants to purchase New Benson Hill Common Stock at an adjusted stock purchase price of $9.30. The stock purchase warrant was determined to be equity classified in accordance with U.S. GAAP and was outstanding as of December 31, 2023.
Convertible Notes Payable Warrants
In December 2021 and in connection with the issuance of Convertible Notes Payable with an original principal amount of $80,000 along with a commitment to extend an additional $20,000 upon the achievement of certain milestones (refer to Note 14—Debt in this report), our Company issued warrants exercisable or exchangeable for up to such aggregate number of shares of our Company’s common stock determined by dividing $3,000 by the exercise price of $2.47. In October 2023, the exercise price of the warrants was revised to $0.19 according to the fourth amendment to the Convertible Loan and Security Agreement with the lender. The warrants along with the conversion options ( refer to Note 14 Debt in this report) remain subject to the ownership cap not exceeding 2.5% of the number of shares of our common stock outstanding. The warrants remained outstanding as of December 31, 2023.
The warrants are exercisable at the warrant holder’s discretion at any time before the expiration date of December  2026. Upon a change in control, the warrants would be automatically exchanged for shares of our Company’s common stock at no cost to the holder.
PIPE Investment Warrants
In March 2022, our Company entered into definitive subscription agreements with certain investors providing for the private placement of an aggregate of 26,150 units at a price of $3.25 per unit (“PIPE Investment”), for an aggregate purchase price of $85,000. Each unit consists of (i) one share of our Company’s common stock, par value $0.0001 per share, and (ii) a warrant to purchase one-third of one share of common stock for a total of 8,716 warrants. All 8,716 warrants remained outstanding as of December 31, 2023.
Each warrant to purchase common stock has an exercise price of $3.90 per share and may not be exercised if the aggregate number of shares of common stock beneficially owned by the holder thereof would exceed a specified threshold set forth therein, subject to increase to up to 19.99% at the option of the holder. Each warrant is redeemable by our Company for $0.10 if the closing price of our Company’s common stock exceeds $9.75 per share for any 20 trading days within a 30-trading day period.
The warrants are exercisable at the warrant holder’s discretion at any time before the expiration date of March 2027.
Public and Private Placement Warrants
On January 8, 2021, Star Peak Corp II consummated its IPO of 40,250 units. Each unit consists of one share of Class A common stock and one-fourth of one Public Warrant for a total of 10,063 Public Warrants. Simultaneously with the closing of STPC’s IPO, STPC consummated the private placement of 6,553 Private Placement Warrants. Upon the completion of the Merger, our Company assumed each of these warrants, which remain outstanding in whole as of December 31, 2023.
Public Warrants may only be exercised and issued for a whole number of shares of common stock. Our Public Warrants were traded on the NYSE under the symbol “BHIL WS.” through December 18, 2023. On December 18, 2023, we received notice from the NYSE that it had determined to commence proceedings to delist the public warrants of our Company. On December 19, 2023, the NYSE suspended trading in the warrants. The Public Warrants will expire five years after the completion of a Business Combination (September 2026) or earlier upon redemption or liquidation. The Public Warrants became exercisable on January 8, 2022. The Private Placement Warrants are identical to the Public Warrants, except the Private Placement Warrants will be non-redeemable so long as they are held by Star Peak Sponsor II LLC (“the Sponsor”) or its permitted transferees. If the Private Placement Warrants are held by someone other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by our Company and exercisable by such holders on the same basis as the Public Warrants.
Redemption of Public Warrants and Private Placement Warrants when the price per share of common stock equals or exceeds $18.00:
Once the Public Warrants and Private Placement Warrants become exercisable, our Company may redeem the outstanding warrants (except as described herein with respect to the Private Placement Warrants): in whole and not in part; at a price of $0.01 per warrant; upon a minimum of 30 days’ prior written notice of redemption; and if, and only if, the last reported sale price (the “closing price”) of common stock equals or exceeds $18.00 per share (as adjusted) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which our Company sends the notice of redemption to the warrant holders.
Our Company will not redeem the warrants as described above unless a current prospectus relating to those shares of common stock is available throughout the 30-day redemption period. Any such exercise would not be on a “cashless” basis and would require the exercising holder to pay the exercise price for each warrant being exercised.
Redemption of Public Warrants and Private Placement Warrants when the price per share of common stock equals or exceeds $10.00:
Commencing 90 days after the warrants become exercisable, our Company may redeem the outstanding warrants: in whole and not in part; at $0.01 per warrant upon a minimum of 30 days’ prior written notice of redemption, provided that holders will be able to exercise their warrants, but only on a cashless basis, prior to redemption and receive that number of shares determined by reference to an agreed table based on the redemption date and the “fair market value” of common stock; if, and only if, the closing price of the common stock equals or exceeds $10.00 per Public Share (as adjusted) for any 20 trading days within the 30-trading day period ending three trading days before our Company sends the notice of redemption to the warrant holders; and if the closing price of the common stock for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which our Company sends the notice of redemption to the warrant holders is less than $18.00 per share (as adjusted), the Private Placement Warrants must also be concurrently called for redemption on the same terms as the outstanding Public Warrants, as described above.
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

16.Income Taxes
The components of loss before income taxes for the years ended December 31 consists of the following:

	2023	2022	2021
Domestic operations	$(111,232)	$(99,448)	$(121,508)
Foreign operations	(207)	(193)	(461)
Total loss before income taxes	$(111,439)	$(99,641)	$(121,969)
The provision for income taxes for the years ended December 31 consists of the following:

	2023	2022	2021
Current:
Federal	$(29)	$—	$—
State	(11)	17	—
Foreign	131	53	(63)
Total current	91	70	(63)
Deferred:
Federal	(77)	15	54
State	(48)	5	43
Foreign	(158)	(31)	197
Total deferred	(283)	(11)	294
Income tax (benefit) expense	$(192)	$59	$231
Reconciliation of the Federal statutory income tax provision for our Company’s effective income tax provision for the years ended December 31:

	2023	2022	2021
Tax at federal statutory rate	$(23,402)	$(20,925)	$(25,613)
State taxes, net of federal effect	(3,314)	(4,898)	(2,463)
R&D credit	(1,081)	(2,513)	(2,442)
Valuation allowance	34,157	40,377	30,213
Warrant revaluation	(5,650)	(12,156)	(3,728)
Debt conversion option revaluation	(1,978)	(174)	—
Transaction costs	—	(1,237)	2,936
Stock based compensation	1,187	1,763	628
Other, net	(111)	(178)	700
Provision for income taxes	$(192)	$59	$231

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31 are presented as follows:

	2023	2022
Deferred tax assets:
Net operating losses	$87,258	$65,905
R&D credits	10,094	9,013
Interest limitation carryover	12,456	6,467
Intangible assets	15,319	12,213
Stock based compensation	2,939	3,866
Advance payments	2,046	2,492
Capitalized R&D expenditures	18,027	10,566
Right of use lease liabilities	20,885	20,457
Loss on discontinued operations	—	9,976
Other	3,698	7,258
Gross deferred tax assets	172,722	148,213
Less valuation allowance	(151,084)	(118,040)
Net deferred tax assets	21,638	30,173

Deferred tax liabilities:
Right of use assets	$(15,210)	$(17,137)
Property and equipment	(6,254)	(11,826)
Other	(174)	(1,493)
Gross deferred tax liabilities	(21,638)	(30,456)
Net deferred tax liability	$—	$(283)
As discussed in Note 1—Description of the Business in this report, our Company made the strategic decision to exit the former Fresh segment in 2022. The tax treatment of the divestiture has resulted in tax loss recognition to our Company in the current year, the year of divestiture, with no carryover of tax losses and other attributes of the divested business. As a result, the previously recorded deferred tax asset of $9,976 has been recognized in 2023. There was no tax benefit recorded due to our valuation allowance position. Any tax benefit would have been recorded as a benefit to discontinued operations.
As of December 31, 2023 and 2022, our Company has a net operating loss carryforward, before tax effect, of $357,877 and $276,638 for federal tax purposes, respectively, $238,045 and $156,501 for state tax purposes, respectively and $352 and $408 for foreign tax purposes, respectively. Beginning in tax year 2018 and forward, the federal law has changed such that net operating losses generated after December 31, 2017 may be carried forward indefinitely but may only offset 80% of taxable income. Based on the current law, $24,429 of the federal net operating losses will begin to expire in 2032 and $333,448 of the federal net operating losses have no expiration. The state and foreign losses will begin to expire in 2027 and 2037, respectively.
As of December 31, 2023 and 2022, our Company also has federal research and development tax credit carryforwards of approximately $10,094 and $9,013, respectively, to offset future income taxes, which will begin to expire in December 2034.
Net operating losses and other tax attributes may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest as defined under Sections 382 and 383 in the Internal Revenue Code. This could materially limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. Analysis of ownership activity occurring through December 31, 2021, indicated that approximately $3,200 of our federal net operating losses and R&D equivalents would be limited under Section 382 due to an ownership change that occurred in 2015. These attributes have been removed from the carryforwards and reflected in the statutory rate reconciliation above. We have not yet finalized analysis of activity through December 31, 2023, or possible impacts on state net operating losses.
We provide for a valuation allowance when it is more likely than not that we will not realize a portion of the deferred tax assets. We have established a valuation allowance against our deferred tax assets described above as current evidence does not suggest we will realize enough taxable income of the appropriate character within the carryforward period to allow us to realize these deferred tax benefits. As of December 31, 2023, and 2022, our Company has provided a valuation allowance of $151,084 and $118,040, respectively. The change in the valuation allowance of $33,044 was primarily due to the generation of additional net operating losses and tax credits for which no benefit was provided.

We are subject to federal income taxes in the U.S., Brazil, and Canada, as well as various state and local jurisdictions. Currently, no federal or state income tax returns are under examination by the respective income tax authorities, although tax years 2020-2023 remain open for U.S. federal purposes. Tax years 2019-2023 remain open for most states, Brazil and Canada.
Several years may elapse before an uncertain tax position is audited and finally resolved. While it is often difficult to predict the outcome or the timing of resolution of any uncertain tax position, we do not believe that we need to recognize any liabilities for uncertain tax positions as of December 31, 2023 or 2022. Further, our Company does not anticipate a significant change to the amount of unrecognized tax benefits within the next twelve months. Our Company’s policy is to accrue or charge tax penalties and interest related to tax balances to income tax expense. No significant penalties or interest have been expensed in the reported periods.
17.Comprehensive Loss
Our Company’s other comprehensive income (loss) (“OCI”) consists of unrealized gains and losses on marketable debt securities classified as available for sale and foreign currency translation adjustments from our subsidiaries in Brazil and Canada. The following table shows changes in accumulated other comprehensive income (loss) (“AOCI”) by component for the years ended 2023, 2022 and 2021:

	Cumulative Foreign Currency Translation	Unrealized Gains/(Losses) on Marketable Securities	Total
Balance as of December 31, 2020	$(380)	$55	$(325)
Other comprehensive (loss) income before reclassifications	4	(1,813)	(1,809)
Amounts reclassified from AOCI	—	1,031	1,031
Other comprehensive (loss) income	4	(782)	(778)
Balance as of December 31, 2021	(376)	(727)	(1,103)
Other comprehensive loss before reclassifications	(9)	(3,678)	(3,687)
Amounts reclassified from AOCI	—	(2,305)	(2,305)
Other comprehensive loss	(9)	(5,983)	(5,992)
Balance as of December 31, 2022	(385)	(6,710)	(7,095)
Other comprehensive income before reclassifications	—	1,853	1,853
Amounts reclassified from AOCI	—	3,573	3,573
Other comprehensive income	—	5,426	5,426
Balance as of December 31, 2023	$(385)	$(1,284)	$(1,669)
Amounts reclassified from AOCI were reported within “Other (income) expense, net” on our consolidated statements of operations. Our Company’s accounting policy is to release the income tax effects (if applicable) from AOCI when the individual units of account are sold.
18.Loss Per Common Share
We compute basic net income (loss) per common share using the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is computed using the weighted average number of common shares and the effect of potentially dilutive securities outstanding during the period. Potentially dilutive securities may consist of warrants, stock options and restricted stock units. The dilutive effect of outstanding warrants, stock options and restricted stock units are reflected in diluted earnings per share by application of the treasury stock method. The weighted average share impact of warrants, stock options and restricted stock units that were excluded from the calculation of diluted shares outstanding due to us incurring a net loss for the years ended December 31, 2023, 2022 and 2021 were as follows:

Anti-dilutive common share equivalents:	2023	2022	2021
Warrants	—	—	577
Stock options	749	4,230	6,773
Restricted stock units	8,581	4,981	116
Total anti-dilutive common share equivalents	9,330	9,211	7,466
The following table provides the reconciliation of net loss from continuing operations attributable to common stockholders and basic and diluted loss per common share by outlining the numerators and denominators of the computations for the years ended December 31:

	2023	2022	2021
Numerator:
Net loss from continuing operations	$(111,247)	$(99,700)	$(122,200)
Denominator:
Weighted average common shares outstanding, basic and diluted	187,927	179,867	121,838
Net loss from continuing operations per common share, basic and diluted	$(0.59)	$(0.55)	$(1.00)
19.Stock-Based Compensation
On June 12, 2012, the shareholders approved the 2012 Equity Incentive Plan (the “2012 Plan”), which has been subsequently amended. The 2012 Plan provides for the issuance of up to 10,317 equity-based awards in the form of restricted common stock or stock options awards to eligible employees, directors, and consultants.
On September 29, 2021, stockholders approved the 2021 Omnibus Incentive Plan, (the “Plan”), replacing the 2012 Plan, pursuant to which our Company’s Board may grant stock awards, including stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards, to officers, employees, and directors. The Plan allows for non-employee director grants, which are accounted for in the same manner as employee awards. The Plan provides for the issuance of up to 24,357 stock awards as of December 31, 2023 in addition to the number of shares which remained available for issuance under the 2012 Plan.
Stock Options
Granted stock options typically vest over two years for board members and four years for all other grants with a contractual life of ten years. The exercise price of stock options were set at the fair market value of such shares on the date of grant.
There were no stock options granted for the year ended December 31, 2023 and December 31, 2022. The grant date fair value for our Company’s stock options for the year ended December 31, 2021 were based on the following assumptions used within the Black-Scholes option pricing model:

Expected dividend yield	0%
Expected volatility	63%
Risk-free interest rate	0.7%
Expected term in years	6.1 years
Weighted average grant date fair value	$1.49

The following is a summary of our stock option information:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value as of December 31, 2023
Balance at December 31, 2022	8,352	$1.87
Granted	—	—
Exercised	(126)	1.01
Canceled & Forfeited	(599)	2.96
Expired	(521)	2.12
Balance at December 31, 2023(1)	7,106	$1.65	5.70 years	$8

Exercisable at December 31, 2023	6,400	$1.61	5.56 years	$8
(1)    All 7,106 shares were vested or expected to vest at December 31, 2023.
Restricted Stock Units (“RSUs”)
RSUs are convertible into shares of our Company common stock upon vesting on a one-to-one basis. The RSUs outstanding as of December 31, 2023 represent a combination of RSUs subject to only time vesting conditions and RSUs subject to both time and market based performance vesting conditions. Any unvested portion of the RSUs shall be terminated and forfeited upon termination of employment or service of the grantee or the failure to achieve performance-based vesting conditions within the award term. The time based awards’ grant date fair value was determined based on our Company’s stock price on the date of grant. Certain of the market based performance awards’ grant date fair value was determined using a Monte Carlo simulation. Recognition of stock-based compensation expense of all vesting tranches commenced on the date of grant, as the probability of meeting the price thresholds are not considered in determining the timing of expense recognition. Key assumptions for estimating the market based performance awards’ fair value at the date of grant included the closing price of our Company’s common stock on the grant date, historical volatilities of the common stock of comparable publicly traded companies, the risk free interest rate, and the grant term.
Information regarding the RSU activity and weighted average grant-date fair value is as follows:

	Restricted Stock Units		Market Based Performance Awards
	RSUs	Weighted Average Grant Date Fair Value	RSUs	Weighted Average Grant Date Fair Value
Balance as of December 31, 2022	6,498	$4.98	4,241	$4.76
Granted	6,011	1.33	2,255	0.35
Released	(1,317)	3.88	—	—
Cancelled and forfeited	(1,455)	4.12	(423)	4.94
Balance as of December 31, 2023	9,737	$2.79	6,073	$3.10
Stock-Based Compensation Expense
Our Company recognized $1,421, $19,520 and $7,183 of compensation expense related to grants during the years ended December 31, 2023, 2022 and 2021, respectively.
As of December 31, 2023, the total unrecognized compensation cost related to equity awards granted was $12,965. Our Company expects to recognize total unrecognized compensation cost over a remaining weighted average period of 1.5 years.
Stock Award Modifications
In June 2023, we announced that our former Chief Executive Officer (“CEO”) agreed to resign from our Company effective June 15, 2023, and entered into a consulting agreement to provide transition support through June 15, 2024. In connection with the separation, we modified the terms of our former CEO’s outstanding stock awards to (1) continue vesting over the consulting period through June 15, 2024, if continuous service is achieved with us; (2) extend the period during which the vested stock options may be exercised for a period of 90 days following the termination of consultancy, if continuous service is achieved with us; and (3) extend the period in which performance-based vesting conditions for restricted stock units may be achieved through June 15, 2024, if continuous service is achieved with us. As a result of the stock award modifications, we recorded a $6,200 decrease to stock-based compensation expense for the year ended December 31, 2023.

20.Common Stock
Our Company is authorized to issue 440,000 shares of common stock with a par value of $0.0001 per share. Holders of common stock are entitled to one vote for each share. As of December 31, 2023, there were 208,395 shares issued and outstanding. The common stock has the following characteristics:
Voting: Each holder of common stock shall be entitled to one vote for each such share on any matter that is submitted to a vote of stockholders and shall otherwise have the rights conferred by applicable law in respect of such shares.
Dividends: Dividends, or other distributions in cash, securities or other property of our Company may be declared and paid or set apart for payment upon the common stock by our Board from time to time out of any assets or funds of our Company legally available for the payment of dividends, and all holders of common stock shall be entitled to participate in such dividends ratably on a per share basis. No dividends have been declared or paid in the year ended December 31, 2023.
Liquidation: Upon any liquidation, dissolution or winding up of our Company, whether voluntary or involuntary, and after the holders of the preferred stock of each series shall have been paid in full the amounts to which they respectively shall be entitled in preference to the common stock in accordance with the terms of any outstanding preferred stock and applicable law, the remaining net assets and funds of our Company shall be distributed pro rata to the holders of the common stock and the holders of any preferred stock, but only to the extent that the holders of any preferred stock shall be entitled to participate in such distributions in accordance with the terms of any outstanding preferred stock or applicable law. A consolidation or merger of our Company with or into another corporation or corporations or a sale, whether for cash, shares of stock, securities or properties, or any combination thereof, of all or substantially all of the assets of our Company shall not be deemed or construed to be a liquidation, dissolution or winding up of our Company.
Shares Available for Future Issuance: Shares of common stock available for future issuance along with a reconciliation of shares issued or issuable as of December 31, 2023 are as follows:

Common stock issued and outstanding	208,395
Warrants granted and outstanding	31,942
Options granted and outstanding	7,106
RSUs granted and outstanding	15,810
Employee Stock Purchase Plan granted and outstanding	73
2021 Omnibus plan reserved shares	4,993
Employee Stock Purchase Plan reserved shares	4,693
At-the-market (ATM) reserved shares	39,931
Total	312,943
Maximum number of shares available for issuance	127,057
Shares authorized	440,000
During the fourth quarter of 2022, our Company filed, and the SEC subsequently declared effective, a shelf registration statement on Form S-3 that includes an “at-the-market” facility for the offer and sale of our Company’s common stock with an aggregate offering price of up to $100 million.
21.Employee Benefit Plans and Other Compensation Benefits
Retirement Plan
We sponsor one qualified plan under Section 401(k) of the Internal Revenue Code. All employees are eligible to participate on their date of hire. Employees may elect to defer a portion of pretax or post-tax annual compensation, subject to Internal Revenue Service limits, that are matched by our Company at 3% to 4% of qualifying compensation. During 2023, 2022 and 2021, our Company made contributions to these plans and recognized expense in the amount of $1,165, $1,636 and $1,193, respectively.
Employee Stock Purchase Plan
Beginning in the third quarter of 2022, our Company implemented an employee stock purchase plan (the “ESPP”) that allows eligible employees to acquire shares of our Company’s common stock at a 15% discount from the closing sales price of our Company’s common stock on final day of the applicable offering period. The ESPP is a qualified plan under Section 423 of the Internal Revenue Code. The compensation expense associated with the ESPP was $124 for the year ended December 31, 2023.

The compensation expense associated with the ESPP was not significant to our consolidated statements of operations for the years ended December 31, 2022 and 2021.
22.Commitments and Contingencies
Litigation
We accrue for cost related to contingencies when a loss is probable, and the amount is reasonably determinable. Disclosure of contingencies is included in the condensed consolidated financial statements when it is at least reasonably possible that a material loss or an additional material loss in excess of amounts already accrued may be incurred. For all litigation matters, the accruals were immaterial as of December 31, 2023 and 2022.
Other Commitments
As of December 31, 2023, we have committed to purchase from seed producers and growers at dates throughout 2024 and 2025 at fixed prices aggregating to $31,483 based on commodity futures or market prices, other payments to growers and estimated yields per acre, of which $29,420 are due within one year and the remainder is due in 2025. In addition to the obligations for which the price is fixed or determinable, we have committed to purchase from seed producers and growers 785 bushels throughout 2024 for which the pricing is currently variable. These amounts are not recorded in our consolidated financial statements because we have not taken delivery of the grain or seed as of December 31, 2023 and due to the fact that the grain or seed are subject to specified quality standards prior to delivery.
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
Our Company recognized revenues of $41,067 and $11,631 from shipments to overseas locations and revenues of $432,269 and $369,602 from domestic sales for the years ended December 31, 2023 and 2022. The revenues from overseas shipments were immaterial for the year ended December 31, 2021. In addition, the revenues were also presented for the years ended December 31, 2023, 2022 and 2021 as follows:

	Year Ended December 31,
	2023	2022	2021
Revenues
Point in time	$464,432	$375,876	$90,672
Over time	8,904	5,357	273
Total Revenues	$473,336	$381,233	$90,945

Proprietary	109,984	72,578	38,043
Non-Proprietary	363,352	308,655	52,902
Total Revenues	$473,336	$381,233	$90,945
The CODM uses Adjusted EBITDA to review and assess our operating performance. We define Adjusted EBITDA as net loss from continuing operations excluding income taxes, interest, depreciation, amortization, stock-based compensation, changes in fair value of warrants and conversion options, realized (gains) losses on marketable securities, goodwill and long-lived asset impairment, restructuring-related costs (including severance costs) and the impact of significant non-recurring items. Adjustments to reconcile net loss from continuing operations to Adjusted EBITDA were as follows:

	Year Ended December 31,
	2023	2022	2021
Net loss from continuing operations, net of income taxes	$(111,247)	$(99,700)	$(122,200)
Interest expense, net	35,064	21,444	4,481
Income tax (benefit) expense	(192)	59	231
Depreciation and amortization	21,610	20,513	10,478
Stock-based compensation	1,421	19,520	7,183
Changes in fair value of warrants and conversion option	(31,184)	(49,063)	(12,127)
Impairment of goodwill	19,226	—	—
Gain on sale of Seymour facility	(18,970)	—	—
Impairment loss on Creston facility	18,521	—	—
Severance	4,019	676	—
Exit costs related to divestiture of Seymour facility	4,262	—	—
Expenses related to business transition	4,696	—	—
Employee retention credit	—	—	(1,550)
Merger transaction costs	—	—	11,693
Non-recurring public company readiness costs	—	—	5,265
Loss on extinguishment of debt	—	—	11,742
South America seed production costs	—	—	2,805
Other	5,059	4,906	4,688
Total Adjusted EBITDA	$(47,715)	$(81,645)	$(77,311)

24.Quarterly Financial Data (Unaudited)
Summarized quarterly financial data for 2023 and 2022 were as follows:

	Three Months Ended
	Mar. 31	Jun. 30	Sep. 30	Dec. 31
2023:
Revenues	$134,643	$109,038	$113,066	$116,589
Gross profit	$9,523	$2,968	$4,139	$6,996
Net loss from continuing operations, net of tax	$(4,845)	$(49,115)	$(19,243)	$(38,044)
Net loss per share(1):
Basic	$(0.02)	$(0.30)	$(0.09)	$(0.20)
Diluted	$(0.02)	$(0.30)	$(0.09)	$(0.20)

2022:
Revenues	$66,126	$93,631	$122,296	$99,180
Gross profit (loss)	$(8,935)	$5,742	$5,931	$789
Net loss from continuing operations, net of tax	$(17,424)	$(25,098)	$(26,415)	$(30,763)
Net loss per share(1):
Basic	$(0.10)	$(0.15)	$(0.16)	$(0.29)
Diluted	$(0.10)	$(0.15)	$(0.16)	$(0.29)
(1)    Net loss per share is computed independently for each of the periods presented. The sum of the quarterly earnings per share does not equal the total earnings per share computed for the year due to rounding. Refer to Note 25—Subsequent Events in this report for more information.
25.Subsequent Events
Sale of Creston, Iowa Soybean Crush Facility
On February 13, 2024, DDB Holdings, Inc. (the “Seller”), an indirect wholly-owned subsidiary of our Company, (and for limited purposes only, Benson Hill Holdings, Inc., a direct wholly-owned subsidiary of our Company), entered into a Membership Interest Purchase Agreement (the “MIPA”) with White River Creston, LLC (the “Purchaser”). Pursuant to the MIPA, on February 13, 2024 (the “Closing”), DDB sold all of its interests in its wholly-owned subsidiary, Benson Hill Ingredients, LLC (“BHI”), which owns and operates a soybean processing facility in Creston, Iowa, to White River for approximately $52,500, plus a working capital adjustment estimated to be approximately $19,500, subject to certain deferred payments, holdbacks and other adjustments as set forth in the MIPA (the “Creston Sale”). We are currently assessing the accounting impact of this transaction.
Upon Closing, $3,413 of the Purchase Price (the “Holdback”) and $4,950 of the Purchase Price (the “Carryback”) was held back by the Purchaser. The Holdback may be used by the Purchaser to satisfy certain Adverse Consequences (as such term is defined in the MIPA) subject to the indemnification provisions of the MIPA, and for the Purchaser’s recovery with respect to the Facility KPIs (as such term is defined in the MIPA). The Holdback, less any amounts due to the Purchaser under the terms of the MIPA, shall be paid to the Seller within five days following the twelve-month anniversary of the Closing. The Carryback will be paid by the Purchaser to the Seller pursuant to the terms of a promissory note executed by the Purchaser, and guaranteed by BHI, on February 13, 2024 (the “Promissory Note”). Under the Promissory Note, and subject to its terms and conditions, the Carryback will be paid in four equal installments on November 24, 2024, February 25, 2025, May 25, 2025, and August 25, 2025, together with all unpaid accrued interest on the outstanding principal amount on each such date. Subject to the terms and conditions of the Promissory Note, interest will accrue on the outstanding and unpaid principal amount thereunder at a fixed rate equal to 8.00% per annum. The Promissory Note may be partially or fully prepaid at any time without penalty.
The Company entered into a Transition Services Agreement (“TSA”) with the Purchaser, which is designed to ensure and facilitate an orderly transfer of operations. The terms of the TSA are four to six months with the option to extend for additional months. TSA income is recognized as services are performed.

As disclosed in Note 9—Property and Equipment in this report, on October 31, 2023, the Company sold our soybean processing facility located in Seymour, Indiana, together with certain related assets, for approximately $35,397 of total gross proceeds, subject to certain adjustments, including an adjustment for inventory and other working capital (the “Seymour Sale”).
The Creston Sale and the Seymour Sale (collectively, the “Transactions”) were separately marketed, negotiated, executed, and closed, and neither of the Transactions was conditioned upon the other. The Transactions were executed to leverage the Company’s core competencies as a technology-enabled seed innovation company as the Company transitions from a vertically integrated business model to an asset-light business model with an expanded focus on animal feed markets. Exiting the soybean processing business is intended to strengthen the Company’s balance sheet as the Company seeks to continue to commercialize our core business and intellectual property assets through partnerships and licensing arrangements to scale the Company’s product innovations. Following the Creston Sale, the Company exited the ownership and operation of soybean processing assets and, therefore, the Transactions collectively met the criteria for transactions required to be accounted for as discontinued operations and will be reflected as such in the first quarter of 2024.
Repayment of Convertible Notes Payable
On February 13, 2024, our Company repaid in full all outstanding obligations under the Convertible Loan and Security Agreement with Avenue Capital Management II, L.P. (the “Agent”), as administrative agent and collateral agent for several funds managed by the Agent (the “Lenders”) (as amended, restated, or supplemented from time to time, the “Loan Agreement”) (the “Avenue Capital Payoff”). In connection with the Avenue Capital Payoff, the Company paid to Agent for the benefit of the Lenders an aggregate amount of approximately $59,000, in full payment of the Borrowers’ outstanding obligations under the Loan Agreement and the promissory notes evidencing the obligations thereunder, including the applicable Final Payment (as such term is defined in the Loan Agreement) and expense reimbursements payable to Agent. Upon the Avenue Capital Payoff, the Lenders’ commitments to extend further credit to the Borrowers terminated, the Agent released and terminated (or will release and terminate) all liens or security interests granted to secure the obligations under the Loan Agreement, and the parties to the Loan Agreement were released from their respective guaranties and obligations under the Loan Agreement (except for inchoate indemnity obligations). Upon the Avenue Capital Payoff, the Conversion Option (as such term is defined in the Loan Agreement) to the Convertible Notes Payable has expired. The Convertible Notes Payable Warrants remain outstanding.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain a system of disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) designed to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to our management, including our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, who serve as our principal executive officer and principal financial officer, respectively, evaluated the effectiveness of our disclosure controls and procedures, as defined under the Exchange Act, as of December 31, 2023. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2023.
Limitations on Controls and Procedures
In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply our judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving our stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and not be detected.
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
Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023, utilizing the criteria in the Committee of Sponsoring Organizations of the Treadway Commission’s Internal Control-Integrated Framework (2013). Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
During the three months ended December 31, 2023, none of our directors or officers adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” (as each term is defined in Item 408(c) of Regulation S-K).
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
Part III
Item 10. Directors, Executive Officers and Corporate Governance
To be filed by amendment. A copy of our Company’s Code of Conduct and Ethics is available on our Company’s website at www.bensonhill.com.
Item 11. Executive Compensation
To be filed by amendment.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
To be filed by amendment.
Item 13. Certain Relationships and Related Transactions, and Director Independence
To be filed by amendment.

Item 14. Principal Accounting Fees and Services
To be filed by amendment.

Part IV
Item 15.   Exhibits and Financial Statement Schedules.
(a)    The following documents are filed as part of this report:
(1)    Financial Statements:
See Financial Statements and Supplementary Data in Item 8 in this report
(2)    Financial Statement Schedules:
Schedule II -Valuation and Qualifying Accounts
Valuation and Qualifying Accounts
(In Thousands USD)

	Balance at Beginning of Year	Additions (Reductions) Charged to Costs and Expenses	Balance at End of Year
Year Ended December 31, 2023
Reserves deducted from asset accounts:
Accounts receivable and other receivables	$868	$(71)	$797
Inventories	427	672	1,099
Deferred income taxes	118,040	33,044	151,084
Year Ended December 31, 2022
Reserves deducted from asset accounts:
Accounts receivable and other receivables	$341	$527	$868
Inventories	698	(271)	427
Deferred income taxes	65,134	52,906	118,040
Year Ended December 31, 2021
Reserves deducted from asset accounts:
Accounts receivable and other receivables	$122	$219	$341
Inventories	341	357	698
Deferred income taxes	34,921	30,213	65,134
All other schedules are either not required, not applicable, or the information is otherwise included.
(3)    Exhibits:

Exhibit No.	Description
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

2.2^
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

2.5†
Asset Purchase Agreement by and between White River Soy Processing, LLC and Benson Hill Ingredients, LLC, dated October 31, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 31, 2023).

Exhibit No.	Description
2.6^
Membership Interest Purchase Agreement, dated as of February 13, 2024, by and between DDB Holdings, Inc., Benson Hill Holdings, Inc. and White River Creston, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 14, 2024).

3.1	Second Amended and Restated Certificate of Incorporation of Benson Hill, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 5, 2021).
3.2	Second Amended and Restated Bylaws of Benson Hill, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2023).
4.1	Form of Common Stock Certificate of Benson Hill, Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 5, 2021).
4.2	Form of Warrant Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on October 5, 2021).
4.3	Form of Amended and Restated Stock Purchase Warrant of Benson Hill, Inc. (incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K filed on March 16, 2023).
4.4
Form of Omnibus Amendment to Amended and Restated Stock Purchase Warrants of Benson Hill, Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2023).

4.5†
Warrant Agreement, dated as of January 8, 2021, by and between Benson Hill, Inc. and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 8, 2021).

4.6
Investor Rights Agreement, dated as of September 29, 2021, by and among Benson Hill, Inc. and certain of its stockholders (incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q filed on November 15, 2021).

4.7	Form of Lock-up Agreement (incorporated by reference to Annex H to the Company’s definitive Proxy Statement/Prospectus filed on September 2, 2021).
4.8	Form of Indenture (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-3 (File No. 333-268284) filed on November 10, 2022).
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

4.11*	Description of Securities.
10.1	Form of Subscription Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on May 10, 2021).
10.2	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 28, 2022).
10.3†
Earnout Escrow Agreement, dated as of September 29, 2021, by and among Benson Hill, Inc., Shareholder Representative Services LLC, and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 5, 2021).

10.4#
Benson Hill, Inc. 2021 Omnibus Incentive Plan, as amended, effective September 17, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2023).

10.5#
Benson Hill, Inc. 2022 Employee Stock Purchase Plan, as amended, effective September 17, 2022 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2023).

10.6#	Benson Hill, Inc. 2023 Long-Term Incentive Plan effective January 1, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 7, 2023).
10.7#
Separation and Release Agreement, dated as of June 15, 2023, by and between Matthew B. Crisp and Benson Hill, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2023).

10.8#
Consulting Agreement, dated as of June 15, 2023, by and between Matthew B. Crisp and Benson Hill, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2023).

Exhibit No.	Description
10.9#
Employment Agreement, dated as of September 29, 2021, by and between Benson Hill, Inc. and Jason Bull (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed on November 15, 2021).

10.10*#	Severance Agreement and Release, dated as of January 10, 2024, by and between Bruce Bennett and Benson Hill, Inc.
10.11#
Employment Agreement, dated as of March 25, 2022, by and between Benson Hill, Inc. and Dean Freeman (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K filed on May 16, 2022).

10.12#
Separation Agreement, dated as of February 13, 2024, by and between Benson Hill, Inc. and Dean Freeman (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 14, 2024).

10.13#	Form of Release Agreement by and between Dean Freeman and Benson Hill, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 14, 2024).
10.14#
Offer Letter, dated as of April 29, 2021, by and between Benson Hill, Inc. and Yevgeny Fundler (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K filed on May 16, 2022).

10.15#
Executive Employment Agreement, dated as of December 22, 2023, by and between Adrienne Elsner and Benson Hill, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 22, 2023).

10.16#
Executive Employment Agreement, dated as of February 13, 2024, by and between Susan Keefe and Benson Hill, Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 14, 2024).

10.17#	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on October 5, 2021).
10.18*#	Benson Hill, Inc. Executive Severance Plan, as amended, effective November 1, 2023.
10.19#
Form of Benson Hill, Inc. Restricted Stock Unit Agreement—Earn Out Award for DeAnn Brunts granted under the Benson Hill, Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q filed on November 15, 2021).

10.20#
Form of Benson Hill, Inc. Restricted Stock Unit Agreement—Earn Out Award for Jason Bull granted under the Benson Hill, Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q filed on November 15, 2021).

10.21#
Form of Benson Hill, Inc. Restricted Stock Unit Agreement—Earn Out Award for Yevgeny Fundler granted under the Benson Hill, Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q filed on November 15, 2021).

10.22#
Form of Benson Hill, Inc. Restricted Stock Unit Agreement—Founder’s Grant for DeAnn Brunts and Jason Bull, granted under the Benson Hill, Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 11, 2022).

10.23#
Form of Benson Hill, Inc. Restricted Stock Unit Agreement—2022 Annual LTIP Award granted under the Benson Hill Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed on May 16, 2022).

10.24#
Form of Benson Hill, Inc. Restricted Stock Unit Agreement—2022 Annual LTIP Award for Dean Freeman Jason Bull and Bruce Bennett, granted under the Benson Hill, Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed on May 16, 2022).

10.25#
Form of Benson Hill, Inc. Restricted Stock Unit Agreement—Sign On Award for Dean Freeman, granted under the Benson Hill, Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed on May 16, 2022).

10.26#
Form of Benson Hill, Inc. Restricted Stock Unit Agreement—2022 Director Award granted under the Benson Hill, Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on August 10, 2022).

10.27#
Form of Benson Hill, Inc. Restricted Stock Unit Agreement—2023 Annual LTIP Award for Adrienne Elsner granted under the Benson Hill, Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2023).

Exhibit No.	Description
10.28*#	Form of Benson Hill, Inc. Restricted Stock Unit Agreement—2023 Annual LTIP Award for Jason Bull, Yevgeny Fundler and Dean Freeman granted under the Benson Hill Inc. 2021 Omnibus Incentive Plan.
10.29*#	Form of Benson Hill, Inc. Restricted Stock Unit Agreement—2023 Annual LTIP Award for Matthew B. Crisp granted under the Benson Hill Inc. 2021 Omnibus Incentive Plan.
10.30#	Form of Benson Hill, Inc. Restricted Stock Unit Agreement—2023 Annual LTIP Award for Dean Freeman, Jason Bull and Bruce Bennett, granted under the Benson Hill, Inc. 2021 Omnibus Incentive Plan.
10.31*#^	Form of Benson Hill, Inc. Restricted Stock Unit Agreement—Strategic Performance Award for Jason Bull granted under the Benson Hill, Inc. 2021 Omnibus Incentive Plan.
10.32*#^	Form of Benson Hill, Inc. Restricted Share Award Agreement—CEO Performance Award for Adrienne Elsner granted under the Benson Hill, Inc. 2021 Omnibus Incentive Plan.
10.33*#	Form of Benson Hill, Inc. Restricted Stock Unit Agreement—2023 Director Award granted under the Benson Hill, Inc. 2021 Omnibus Incentive Plan.
10.34*#	Form of Benson Hill, Inc. Restricted Stock Unit Agreement—2023 Director Award for Richard Mack granted under the Benson Hill, Inc. 2021 Omnibus Incentive Plan.
10.35†
Sublease Agreement, dated as of August 9, 2019, as amended, by and between Edge @ BRDG, LLC and Benson Hill Holdings, Inc. (formerly known as Benson Hill, Inc.) (incorporated by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q filed on November 15, 2021).

10.36†
Lease Agreement, dated as of November 4, 2020, as amended, by and between 1200 Research Owner, LLC and Benson Hill Holdings, Inc. (incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q filed on November 15, 2021).

10.37†
Credit Agreement, dated as of April 11, 2019, as amended, by and between Dakota Dry Bean Inc. as Borrower and First National Bank of Omaha as Lender (incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q filed on November 15, 2021).

10.38†
Tenth Amendment to Credit Agreement, dated as of November 1, 2021, by and between Dakota Dry Bean Inc. as Borrower and First National Bank of Omaha as Lender (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K filed on March 16, 2023).

10.39†
Eleventh Amendment to Credit Agreement, dated as of November 1, 2022, by and between Dakota Dry Bean Inc. as Borrower and First National Bank of Omaha as Lender (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K filed on March 16, 2023).

10.40†
Twelfth Amendment to Credit Agreement, dated as of June 29, 2023, by and between Dakota Dry Bean Inc. as Borrower and First National Bank of Omaha as Lender (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2023).

10.41*†^	Thirteenth Amendment to Credit Agreement, dates as of November 1, 2023, by and between Dakota Dry Bean Inc. as Borrower and First National Bank of Omaha as Lender.
10.42*†^	Fourteenth Amendment to Credit Agreement, dated as of March 7, 2024, by and between Dakota Dry Bean Inc. as Borrower and First National Bank of Omaha as Lender.
10.43†
Loan and Security Agreement (with Supplement), dated as of December 29, 2021, by and among the Company, certain of the Company’s direct and indirect wholly-owned subsidiaries, the Agent, and the Lenders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 4, 2022).

10.44†
Joinder and First Amendment to Loan Documents, dated June 30, 2022, by and among the Company, certain of the Company’s direct and indirect wholly-owned subsidiaries, the Agent, and the Lenders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 7, 2022).

10.45†
Second Amendment to Loan Documents, dated November 8, 2022, by and among the Company, certain of the Company’s direct and indirect wholly-owned subsidiaries, the Agent, and the Lenders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 10, 2022).

10.46†
Third Amendment to Loan Documents, dated March 10, 2023, by and among the Company, certain of the Company’s direct and indirect wholly-owned subsidiaries, the Agent, and the Lenders (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K filed on March 16, 2023).

Exhibit No.	Description
10.47†
Fourth Amendment to Loan Documents, dated October 31, 2023, by and among the Company, certain of the Company’s direct and indirect wholly-owned subsidiaries, the Agent, and the Lenders (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 31, 2023).

10.48†^
Exclusive Collaboration and Marketing Rights Agreement, dated August 5, 2022, by and between Benson Hill Holdings, Inc. and Archer-Daniels-Midland Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 8, 2022).

21.1*	Subsidiaries of Benson Hill, Inc.
23.1*	Consent of Independent Registered Accounting Firm Ernst & Young LLP.
31.1*	Section 302 Certification Statement of Chief Executive Officer.
31.2*	Section 302 Certification Statement of Chief Financial Officer.
32**	Section 906 Certification Statement of Chief Executive Officer and Chief Financial Officer.
97.1*	Benson Hill, Inc. Policy on Recoupment of Incentive Compensation, effective November 7, 2023.
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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

BENSON HILL, INC. (Registrant)

By:	/s/ Adrienne Elsner
	Name:	Adrienne Elsner
	Title:	Chief Executive Officer
Date: March 14, 2024
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ Adrienne Elsner	Chief Executive Officer and Director (Principal Executive Officer)	March 14, 2024
Adrienne Elsner

/s/ Dean Freeman	Chief Financial Officer (Principal Financial and Accounting Officer)	March 14, 2024
Dean Freeman

/s/ DeAnn Brunts	Director	March 14, 2024
DeAnn Brunts

/s/ J. Stephan Dolezalek	Director	March 14, 2024
J. Stephan Dolezalek

/s/ Daniel Jacobi	Director	March 14, 2024
Daniel Jacobi

/s/ David J. Lee	Director	March 14, 2024
David J. Lee

/s/ Richard L. Mack	Director	March 14, 2024
Richard L. Mack

/s/ Molly Montgomery	Director	March 14, 2024
Molly Montgomery

/s/ Craig Rohr	Director	March 14, 2024
Craig Rohr

/s/ Linda Whitley-Taylor	Director	March 14, 2024
Linda Whitley-Taylor