Form 10-K/A
period 2023-12-31
Benson Hill, Inc.
filed 2024-04-26
CIK 1830210

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
As of April 15, 2024, 211,998,120 shares of the registrant’s common stock, $0.0001 par value, were issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE

Benson Hill, Inc. (the “Company,” “Benson Hill,” “we,” “us” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend our Annual Report on Form 10-K for the year ended December 31, 2023, originally filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2024 (the “Original 10-K”), to include the information required by Items 10 through 14 of Part III of Form 10-K. This Part III information was previously omitted from the Original 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment to include Part III information in our Form 10-K because a definitive proxy statement containing such information may not be filed by Benson Hill within 120 days after the end of the fiscal year covered by the Original 10-K.
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

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Board of Directors
Listed below is the biographical information for each person who is a member of our Board of Directors (the “Board”), including name, age and position as of April 15, 2024.

ADRIENNE ELSNER	Career Highlights

Chief Executive Officer	Ms. Elsner was appointed as our Chief Executive Officer effective October 31, 2023, after serving as our Interim Chief Executive Officer since June 15, 2023. She has over 25 years of experience in the Consumer Package Goods industry with 15 years of experience as a public company Senior Executive. Prior to this role, Ms. Elsner served as President, Chief Executive Officer, and Director of Charlotte’s Web Holding, Inc., a leader in hemp-derived CBD extract products, from 2019 to 2021, where she led the new public company in the emerging CBD sector with an Ag dependent vertically integrated supply chain. From 2015 to 2018, she served as President, U. S. Snacks, Kellogg Company, a manufacturer and marketer of convenience foods where she was the architect of the business transformation to exit the direct store delivery sales/distribution model and reset the overhead cost base to drive top line and bottom line growth. From 1992 to 2015, Ms. Elsner served in several increasingly domestic and international senior positions with Kraft Foods, Inc., a multinational food and beverage conglomerate, including Chief Marketing Officer and Executive Vice President where she led the development of a technology platform to build new marketing capabilities around proprietary first-party data. Ms. Elsner serves on the board of directors of Owens Corning, a manufacturer of insulation, roofing and fiberglass composite materials in the U.S., Canada, Europe, Asia Pacific, and Latin America, where she is a member of the audit and finance committees. She has also served on the board of the Ad Council. She earned her Bachelor of Science in Business from the University of Arizona and her Master of Business Administration in Finance and Marketing from the University of Chicago.
& Director

Age: 61

Director since: 2019

Committee Membership:
● None

Other Public Boards:
● Owens Corning (NYSE: OC)

Key Qualifications, Experience, Skills and Expertise Contributed to our Board

Ms. Elsner is a proven business leader with a track record of delivering transformational change across North America and International geographies. Through her broad range of P&L leadership positions at the Kellogg Company and Kraft Foods, she has led teams to deliver strong top line and bottom line results. As Chief Marketing Officer, Ms. Elsner gained significant knowledge and experience by leading the development of a digital/technology platform and building new marketing capabilities within advertising, product innovation and revenue growth management. Moreover, her executive leadership roles and her experience as a director for other public companies enable Ms. Elsner to provide unique and valuable contributions to our Company and our Board in the areas of enterprise management, business transformation and strategy. Ms. Elsner is also experienced in executive team development at high growth enterprises, and her appreciation of customer, stockholder, and employee interests aligns with our ESG focus. We believe that Ms. Elsner’s significant executive leadership and management experience qualifies her to serve as our CEO and a director.

DEANN BRUNTS	Career Highlights

Director
Ms. Brunts has over 20 years of senior executive (primarily as chief financial officer) experience in public and private equity backed businesses. She served as our Chief Financial Officer from January 2021 through March 2022. Beginning in October 2020, she served as a director and audit committee chair of our Company until joining our Company as an employee. During 2020, Ms. Brunts provided financial, accounting, capital structure and leadership consulting services to private equity backed companies. From 1999 to 2020, Ms. Brunts held various executive and chief financial officer roles, including from January 2017 through December 2019, as the Chief Financial Officer of Solaray, LLC, a privately held full service category management and merchandising services provider of general merchandise to a variety of retailers, including over 40,000 convenience stores. Previously, Ms. Brunts served as the chief financial officer at several privately held companies and held additional executive vice president and chief financial roles in technology, professional services and financial services. From 1985 to 1999, Ms. Brunts held various positions at PricewaterhouseCoopers, including transaction services and audit partner and was a licensed CPA from 1987 to 1999. She currently serves on the board of directors, as a member and chair of the audit committee, and as a member of the compensation and risk committees of B&G Foods, Inc.; serves on the board of directors, as a member and chair of the audit committee of Claire’s; and serves on the board of directors, as a member and chair of the audit committee of Heritage Grocer Group. Ms. Brunts previously served as audit committee chair of the Women’s Foundation of Colorado, as a director, member and chair of the audit committee for Springboard to Learning, and as a director of SRP Companies Canada. She earned her Bachelor of Science in Business Administration in Accounting from the University of Missouri in St. Louis, and her Master of Business Administration in Finance and Operations Management from The Wharton School.

Age: 62

Director since: 2020

Committee Membership:
● None

Other Public Boards:
● B&G Foods, Inc. (NYSE: BGS)

Key Qualifications, Experience, Skills and Expertise Contributed to our Board

Ms. Brunts brings significant financial and accounting experience to our Board, which enables her to contribute important insights regarding financial strategy, risk management, and capital deployment. Through her prior experience serving in multiple executive-level financial and management roles at public and private companies, including as the former Chief Financial Officer of Benson Hill, along with her public accounting experience, Ms. Brunts has developed a deep knowledge and understanding of corporate accounting, financial planning and reporting, internal controls, business operations, talent management, executive team development, and compensation experience at high-growth and capital-intensive businesses. As our former Chief Financial Officer, Ms. Brunts has a deep understanding of our business. Moreover, Ms. Brunts has a demonstrated ability to negotiate and manage a range of strategic business transactions, including mergers and acquisitions, strategic partnerships, capital raises, and multi-tiered financings. Additionally, Ms. Brunts’s experience from serving as a director, member and chair of various audit committees, including as the “audit committee financial expert” at B&G Foods, Inc., augments the risk management and financial reporting knowledge of our Board. Ms. Brunts also serves as a member of the Financial Accounting Standards Board Advisory Committee. We believe that Ms. Brunts’s relevant experience and educational background, which includes an advanced degree in Finance, qualify her to serve as a director.

J. STEPHAN DOLEZALEK	Career Highlights

Director	Mr. Dolezalek has been a Managing Partner at Grosvenor Food & AgTech, a private investment arm of the Grosvenor Estate, the family office of the Grosvenor family, since January 2019; having previously been a member of its board of directors from 2018 to 2019. Grosvenor Food & AgTech (previously called the Wheatsheaf Group, LLC) operates, invests in and helps to develop businesses in the food and agriculture sectors. From 2016 to 2018, Mr. Dolezalek served as Senior Adviser with respect to the formation of Breakthrough Energy Ventures, an entity formed by the family investment office of Bill Gates. Prior to that, from 1999 until 2017, Mr. Dolezalek served as a Managing Director of VantagePoint Capital Partners, a private equity firm managing a series of private equity funds. Mr. Dolezalek regularly serves as a board member for the companies in which Grosvenor Food & AgTech invests, currently including New Aerofarms, a leading vertical farming company and Nuritas, a biotech company developing novel food peptides. He has co-founded three companies and been a board member of numerous venture-backed and publicly traded companies. Prior to his career in venture capital, Mr. Dolezalek was a Corporate and Securities Partner with the law firm of Brobeck, Phleger & Harrison from 1984 to 1999. He earned his Bachelor of Science in City Planning from the University of Virginia School of Architecture and his Juris Doctor from the University of Virginia School of Law.

Age: 67

Director since: 2020

Committee Membership:
● Compensation
● Sustainability and Governance

Other Public Boards:
● None

Key Qualifications, Experience, Skills and Expertise Contributed to our Board

Through his experience founding, advising and growing multiple business enterprises across a series of industries disrupted by technological innovation, including, most recently, in the food and agricultural sectors, Mr. Dolezalek has gained a wealth of experience in navigating and overcoming the challenges faced by high-growth companies like Benson Hill. Mr. Dolezalek has experience both as a lawyer and as a principal investor/board member managing capital raising transactions, financial management solutions, strategic financial planning, structured financing transactions, strategic partnerships and mergers and acquisitions. Mr. Dolezalek’s experience as a director and board member of numerous venture-backed and publicly traded companies, in addition to his legal education and related experience, enable him to share valuable insights with our Board regarding matters of corporate governance, business strategy, and commercial sustainability. We believe that Mr. Dolezalek’s experience as an investor, entrepreneur, board member, and his substantial involvement with numerous public and private companies across the agricultural and biotechnology sectors qualify him to serve as a director and member of our Compensation Committee and our Sustainability and Governance Committee.

DANIEL JACOBI	Career Highlights

Director & Chair	Mr. Jacobi has served on our Board as an independent director since March 2016 and currently serves as our Chair. Mr. Jacobi is an attorney and experienced international agriculture business leader who has worked with farmers, government officials, NGOs, and dedicated colleagues around the world in the pursuit of a safe, reliable, and affordable food supply for a world of 9 billion people by the year 2050. From 1998 into 2014, Mr. Jacobi worked with DuPont Pioneer, in roles including General Counsel of Pioneer Hi-Bred, Associate General Counsel for DuPont Ag & Nutrition, and finally, as Senior Vice President, responsible for Pioneer’s businesses in Asia, Europe and Africa. During his career at DuPont Pioneer, Mr. Jacobi focused on complex technology licensing arrangements among large and small seed and biotech companies and on agricultural productivity in the developing world. Prior to joining Pioneer, Mr. Jacobi served as General Counsel of the Wittern Group, in Clive, Iowa for seven years. Since his retirement from DuPont Pioneer, Mr. Jacobi has represented select ag-related businesses, and currently serves on the boards of directors of Feed Energy Corp. and The Stetler Company. Mr. Jacobi earned his Bachelor of Arts in Psychology and his Juris Doctor from Drake University, and since 2006, has served his alma mater as a member of the Drake Board of Trustees.

Age: 69

Director since: 2016

Committee Membership:
● Sustainability and Governance

Other Public Boards:
● None

Key Qualifications, Experience, Skills and Expertise Contributed to our Board

Throughout his career, Mr. Jacobi has worked with companies in the agricultural and biotechnology sectors to help create a safe, reliable, and affordable food supply. This work has given Mr. Jacobi an in-depth understanding of national and international biotech and agriculture enterprises, marketing strategies, and product innovation campaigns. Moreover, his work with farmers, government officials, and NGOs provides him with a ground-up perspective of the revenue markets that drive our Company’s growth, bringing a unique and valuable perspective to our Board. At the same time, Mr. Jacobi’s executive leadership experience has helped to develop his deep knowledge of global business operations and given him a strong, practical financial background, which contribute to our Board’s strategic and financial expertise. In addition, due to his background as a corporate attorney, Mr. Jacobi is well-equipped to oversee and manage internal and external legal advisors on a range of corporate and transactional matters, including intellectual property protection, agricultural technology and agricultural biotechnology licensing, regulatory compliance, and mergers and acquisitions. We believe that Mr. Jacobi is qualified to serve as the Chair of our Board, director and member of our Sustainability and Governance Committee because of his extensive experience with legal support for a global seed company, including intellectual property protection strategies, biotech and germplasm in- and out-licensing, domestic and international regulatory matters, as well as all aspects of commercial operations.

DAVID J. LEE	Career Highlights

Director	Mr. Lee serves as Chief Financial Officer and Chief Operating Officer of Webtoon, a private subsidiary of a publicly-traded South Korean company, since December 2023. From May 2023 to February 2024, he served as Chair and Chief Executive Officer of Iron Ox, Inc., a private company pioneering technology and plant science to serve the controlled environment agriculture industry. From February 2021 to November 2022, Mr. Lee worked as President of AppHarvest, Inc., a leading agtech and sustainable food company; from December 2015 to January 2021, Mr. Lee served as the Chief Financial Officer and from December 2015 to March 2019 as the Chief Operating Officer at Impossible Foods Inc.; from April 2014 to December 2015, Mr. Lee served as the Chief Financial Officer of Zynga Inc. Mr. Lee currently serves on the board of directors, as a member and chair of the audit committee of Zevia PBC, a Delaware public benefit corporation and designated Certified B Corporation that offers a broad portfolio of zero sugar, zero calorie, and naturally sweetened beverages. From August 2020 to November 2023, Mr. Lee served on the board of directors of AppHarvest, Inc. Mr. Lee earned his Bachelor of Arts in Government from Harvard University and his Master of Business Administration from the University of Chicago.

Age: 52

Director since: 2021

Committee Membership:
● Audit and Risk (Chair)

Other Public Boards:
● Zevia PBC (NYSE: ZVIA)

Key Qualifications, Experience, Skills and Expertise Contributed to our Board

Through his multiple executive leadership roles at innovative biotech and agricultural companies, Mr. Lee has gained extensive knowledge of, and expertise in, managing business and financial operations at high-growth enterprises, and he brings significant financial expertise to our Board. He also has a wealth of experience in managing acquisition financings, overseeing mergers and acquisitions, and negotiating strategic partnerships for public and private companies. Through his experience as Chief Financial Officer at Webtoon and Impossible Foods and as an audit committee chair and member at Zevia, Mr. Lee has gained robust experience in the oversight of audit and accounting matters, internal control over financial reporting, cybersecurity initiatives and enterprise risk management solutions. In addition, through his past and present executive leadership positions, Mr. Lee has direct experience in the oversight of marketing and sales initiatives, product innovations, talent management strategies and other day-to-day business operations, particularly in the ag-tech and retail food sectors. As a result, Mr. Lee brings valuable insights to our Board, and provides thoughtful guidance to our management. We believe that Mr. Lee’s extensive executive, financial and operational expertise qualifies him to serve as a director, and member and Chair of our Audit and Risk Committee. Mr. Lee’s financial management experience and extensive knowledge of accounting led to his designation as an “audit committee financial expert.”

RICHARD MACK	Career Highlights

Director	Mr. Mack was appointed to serve on our Board on June 15, 2023, to fill the vacancy on our Board created by the resignation of Matthew B. Crisp as a director. From June 2014 through his January 2018 retirement, Mr. Mack served as Executive Vice President and Chief Financial Officer for The Mosaic Company, a leading international producer and marketer of phosphate and potash crop nutrients. Prior to that, from October 2009 to May 2014, Mr. Mack served as Executive Vice President, General Counsel and Corporate Secretary and from January 2004 to October 2009, he served as Senior Vice President, General Counsel and Corporate Secretary. In the decade prior to Mosaic’s formation, he served in various legal capacities at Cargill, Inc., and was a founding executive of Mosaic and Cargill Ventures. Mr. Mack was also the founder of the Streamsong Resort. Mr. Mack currently serves on the board of directors, and a member and chair of the audit committee of Titan Machinery, Inc., a public company in the agricultural and construction equipment sector. From 2018 to 2022, Mr. Mack served on the board of directors, a member and chair of the audit committee of Anuvia Plant Nutrient Holdings, Inc., a private crop nutrient company; and on the board of directors, a member and chair of the finance committee of H.J. Baker & Bro., LLC, a private sulphur and animal nutrition industry company. Mr. Mack received his Bachelor of Science in Accounting from Moorhead State University, his Master of Business Administration from Northwestern University’s Kellogg School of Management, and his Juris Doctor with highest distinction from Hamline University School of Law.

Age: 56

Director since: 2023

Committee Membership:
● Audit and Risk
● Compensation

Other Public Boards:
● Titan Machinery Inc. (NASDAQ: TITN)

Key Qualifications, Experience, Skills and Expertise Contributed to our Board

Mr. Mack brings to our Board significant experience as a public company executive, along with extensive knowledge of public company finance and financial statements, capital markets, corporate governance, agri-business markets, mergers and acquisitions, operating strategies and international business. We believe that Mr. Mack’s professional background and relevant experience qualifies him to serve as a director and member of our Audit and Risk Committee and our Compensation Committee. Mr. Mack’s financial management experience and public and private company audit committee experience led to his designation as an “audit committee financial expert.”

MOLLY MONTGOMERY	Career Highlights

Director	Ms. Montgomery serves as Acting Chief Executive Officer and Executive Chairperson of New AeroFarms, a Certified B Corporation and a leading vertical farming company, since September 2023. Since August 2023, she also serves as a Venture Partner (independent contractor) with Grosvenor Food & AgTech. From May 2022 to February 2023, Ms. Montgomery also served as President, Chief Executive Officer of Custom Made Meals, a leading manufacturer of fresh, value-added protein appetizers and entrees sold through club stores and retail grocery locations nationwide. From 2009 to 2019, Ms. Montgomery served as an Executive Officer of Landec Corporation, and as Chief Executive Officer, President & Director from 2015 to 2019, leading its two independent operating businesses: Curation Foods and Lifecore Biomedical. Ms. Montgomery previously served on the board of directors of Windset Farms from 2018 to 2019, and on the board of directors of Flower One Holdings from January 2020 to December 2020. Prior to Landec, Ms. Montgomery served as VP of Global Marketing and Business Development at Ashland Chemical. Ms. Montgomery has also been an executive in two enterprise software companies. In addition, she currently serves on the board of directors at Wilbur-Ellis Company (since January 2020), The Wine Group (since October 2020), Custom Made Meals (since May 2021), and NatureSweet (since April 2024). From May 2020 to May 2023, Ms. Montgomery served on the board of directors of Roth CH Acquisition I Co., Roth CH Acquisition II Co., Roth CH Acquisition III Co., and Roth CH Acquisition IV Co. Ms. Montgomery earned her Bachelor of Science in Chemical Engineering and her Master of Engineering in Chemical Engineering from the University of Louisville and her Master of Business Administration from Harvard Business School.

Age: 57

Director since: 2021

Committee Membership:
● Sustainability and Governance (Chair)

Other Public Boards:
● None

Key Qualifications, Experience, Skills and Expertise Contributed to our Board

Ms. Montgomery’s well-rounded management experience at leading national and international public and private companies in the agricultural, biotechnology and retail food sectors contribute important insights to our Board on matters of business strategy and corporate governance. From her positions as Acting Chief Executive Officer of New AeroFarms, President and Chief Executive Officer of Custom Made Meals, and Chief Executive Officer and President of Landec Corporation, Ms. Montgomery brings extensive executive management and leadership experience to our Board and valuable strategic guidance as our Company executes on its strategies and growth plans. In addition, through her service as a director of public and private companies, Ms. Montgomery has gained a wealth of experience in the oversight and management of strategic transactions and partnerships, corporate governance and sustainability initiatives, and stakeholder engagement campaigns. In addition, Ms. Montgomery’s educational background, which includes advanced degrees in Chemical Engineering and Business, make her uniquely qualified to understand and navigate the interplay of science and commerce at high-growth enterprises like Benson Hill. We believe that Ms. Montgomery’s professional background and relevant experience qualify her to serve as a director, and member and Chair of our Sustainability and Governance Committee. Ms. Montgomery’s executive management experience, her service on the board of directors of other companies and her educational background led to her designation as an “audit committee financial expert.”

CRAIG ROHR	Career Highlights

Director
Mr. Rohr is a Partner at Elda River Capital Management, since 2024. Prior to joining Elda River, Mr. Rohr was a Senior Managing Director in Magnetar Capital’s energy and infrastructure group. Mr. Rohr served as President of Star Peak Corp II from January 2021 until the closing of our business combination on September 29, 2021. Prior to joining Magnetar Capital in October 2009, Mr. Rohr worked at First Reserve Corporation, a global control private equity and infrastructure investment firm. Prior to First Reserve, Mr. Rohr worked at Citigroup in the firm’s Global Energy Investment Banking Group in New York. Mr. Rohr currently serves on the board of directors of Vesper Energy Development LLC and PosiGen PBC (Elda River portfolio companies operating in the utility scale solar and residential solar spaces). Mr. Rohr earned his Bachelor of Science in Finance & Business Economics from the University of Notre Dame, where he graduated magna cum laude.

Age: 41

Director since: 2021

Committee Membership:
● Audit and Risk

Other Public Boards:
● None

Key Qualifications, Experience, Skills and Expertise Contributed to our Board

Mr. Rohr brings a strong financial background to our Board, developed through his previous work in investment banking and private equity at Magnetar Capital, First Reserve and Citigroup, in addition to his significant experience managing complex financial transactions. Mr. Rohr’s deep understanding of the capital markets and investor engagement campaigns provides our Board with insightful strategic guidance, and enables him to navigate and manage numerous successful capital raising transactions for high-growth, capital-intensive enterprises in a variety of industries. Moreover, Mr. Rohr’s financial expertise and familiarity with corporate accounting and financial planning augment our Board’s collective financial knowledge. Mr. Rohr contributes a wealth of experience in matters of corporate governance and strategic planning, together with an entrepreneurial mindset and business acumen. We believe that Mr. Rohr’s financial expertise and his significant experience investing in sustainability and environmentally friendly businesses qualifies him to serve as a director and a member of our Audit and Risk Committee.

LINDA WHITLEY-TAYLOR	Career Highlights

Director
Ms. Whitley-Taylor has assisted with the UnitedHealth Group integration of Change Healthcare Inc. since October 2022. Ms. Whitley-Taylor joined Change Healthcare in 2013 and served as Executive Vice President and Chief People Officer from 2013 through October 2022. From 2008 to 2012, Ms. Whitley-Taylor served as Executive Vice President-Chief Human Resources Officer of AMERIGROUP Corporation. Ms. Whitley-Taylor currently serves on the board of directors of Upstream Rehabilitation Physical Therapy and on the board of trustees of Hampden-Sydney College. Ms. Whitley-Taylor earned her Bachelor of Arts in Psychology from Radford University.

Age: 60

Director since: 2021

Committee Membership:
● Compensation (Chair)

Other Public Boards:
● None

Key Qualifications, Experience, Skills and Expertise Contributed to our
Board

Ms. Whitley-Taylor’s executive management and leadership experience with multiple public companies enables her to contribute important insights to our Board regarding international business strategy and talent management. Ms. Whitley-Taylor has direct and significant experience in the management and oversight of complex commercial transactions, including through her role as Strategic Advisor to UnitedHealth Group on the integration of Change Healthcare Inc, which provides our Board with valuable insights on matters of commercial synergies and strategic growth. Moreover, Ms. Whitley-Taylor’s previous experience leading the human resources function at two public companies helped to cultivate her deep understanding of human resource management strategies, which enables her to provide sound guidance to our Board regarding key corporate policymaking initiatives. Ms. Whitley-Taylor is also experienced in the areas of talent management, executive compensation, and executive team development, with a view toward enhancing communication and collaboration across the workplace. We believe that Ms. Whitley-Taylor’s depth of experience in talent management strategies and corporate culture, and vast experience in compensation qualifies her to serve as a director, and member and Chair of our Compensation Committee.
Corporate Governance Guidelines
Our Board has adopted Corporate Governance Guidelines that set forth expectations for directors, director independence standards, board committee structure and functions and other policies for the governance of our Company. Our Corporate Governance Guidelines are available without charge on the Investor Relations section of our website, which is located at https://investors.bensonhill.com by clicking on “Governance Documents” in the “Governance” section of our website. Our Corporate Governance Guidelines are subject to modification from time to time by our Board pursuant to the recommendations of our Sustainability and Governance Committee.
Board Leadership Structure; Chair and Lead Director
Daniel Jacobi, one of our independent directors, is the Chair of our Board. Our Corporate Governance Guidelines provide that our Board shall be free to choose its Chair in any way that it considers to be in the best interests of our Company. In addition, our Corporate Governance Guidelines provide that, when the Chair of our Board is a member of our Company management or does not otherwise qualify as independent, our independent directors will also elect, annually, an independent director as the Lead Director of our Board. The independent members of our Board also meet in executive session without management, which provides our Board with the benefit of having the perspective of independent directors.
Our Board believes that the current formation of our Board is the best leadership structure for us at the current time and is in the best interests of our Company and stockholders.
Our Board’s Role in Risk Oversight
One of the key functions of our Board is informed oversight of our risk management process. It administers this oversight function directly through our Board as a whole, as well as through its standing committees that address risks inherent in their respective areas of oversight. Areas of focus include economic, operational, financial (accounting, credit, investment, liquidity and tax), competitive, legal, technical, scientific, regulatory, cybersecurity, privacy, compliance and reputational risks. The risk oversight responsibility of our Board and its committees is supported by our management reporting processes, which are designed to provide visibility to our Board and to our personnel who are responsible for risk assessment and information about the identification, assessment and management of critical risks, and our management’s risk mitigation strategies.

Our Audit and Risk Committee assists our Board in its oversight of enterprise risks, including technical and scientific risks, and assists our Board in fulfilling its oversight responsibilities with respect to risk management. The Audit and Risk Committee is responsible for reviewing and discussing our major financial risk exposures and the steps our management has taken to monitor and control these exposures, including guidelines and policies with respect to risk assessment and risk management, such as major risk exposures related to tax matters, litigation, financial instruments and information security (including cybersecurity), technology and scientific risks. Our Compensation Committee assesses and monitors whether any of our compensation policies and programs has the potential to encourage excessive risk-taking. Our Sustainability and Governance Committee assesses risks related to our corporate governance practices, the independence of our Board and monitors the effectiveness of our corporate governance guidelines.
We believe this division of responsibilities is an effective approach for addressing the risks we face and that our Board leadership structure supports this approach.
Committees of Our Board
Our Board has established an Audit and Risk Committee, a Compensation Committee, and a Sustainability and Governance Committee. In addition to these standing committees, our Board may form ad hoc committees to address various matters from time to time. The composition and responsibilities of each of our standing committees are described below. Each of these committees has a written charter approved by our Board. Copies of the charters for each standing committee are available on the Investor Relations section of our website, which is located at https://investors.bensonhill.com by clicking on “Governance Documents” in the “Governance” section of our website. Members serve on these committees until (i) they resign from their respective committee, (ii) they no longer serve as a director or (iii) as otherwise determined by our Board.
Audit and Risk Committee
Our Audit and Risk Committee consists of David J. Lee, who serves as Chair, Richard Mack, and Craig Rohr. Our Board has determined that each member of the committee meets the requirements for independence and financial literacy under the current New York Stock Exchange, or NYSE, listing standards and SEC rules and regulations. In addition, our Board has determined that Mr. Lee and Mr. Mack each qualify as an “audit committee financial expert” within the meaning of Item 407(d) of Regulation S-K promulgated under the Securities Act of 1933, as amended, or the Securities Act, as do Ms. Elsner and Ms. Montgomery, though they do not serve on our Audit and Risk Committee. This designation does not impose any duties, obligations, or liabilities that are greater than are generally imposed on members of our Audit and Risk Committee and our Board. Our Audit and Risk Committee is responsible for, among other things, assisting our Board in its oversight of:

●	the quality and integrity of our financial statements;
●	our compliance with regulatory requirements;
●	our independent registered public accounting firm’s qualifications and independence;
●	the performance of our internal audit function; and
●	the performance of our independent registered public accounting firm.
Our Audit and Risk Committee operates under a written charter, which satisfies applicable NYSE listing standards and SEC rules, and is available on our website at www.bensonhill.com.
Compensation Committee
Our Compensation Committee consists of Linda Whitley-Taylor, who serves as Chair, Richard Mack, and J. Stephan Dolezalek. Our Board has determined that the composition of the Compensation Committee meets the requirements for independence under the current NYSE listing standards and SEC rules and regulations. Each member of the committee is a non-employee director, as defined in Rule 16b-3 promulgated under the Exchange Act. Our Compensation Committee is responsible for, among other things:

●	reviewing, approving and determining, the compensation program and compensation of our executive officers;
●	monitoring our incentive and equity-based compensation plans;
●	reviewing and approving the creation or revision of any clawback policy allowing us to recoup compensation paid to current and former employees;
●	reviewing our compensation policies for elements of risk; and
●	preparing any required Compensation Committee report.
Our Compensation Committee operates under a written charter, which satisfies applicable NYSE listing standards and SEC rules, and is available on our website at www.bensonhill.com.
Compensation Committee Interlocks and Insider Participation
No member of our Compensation Committee is or has been a former or current executive officer or employee of our Company. During 2023, no member of our Compensation Committee had a relationship that must be described under the SEC rules relating to disclosure of related party transactions. None of our executive officers currently serves, or has served during the last completed fiscal year, as a member of the board of directors or compensation committee (or other committee performing equivalent functions) of any entity that has one or more executive officers serving on our Board or our Compensation Committee.
Sustainability and Governance Committee
Our Sustainability and Governance Committee consists of Molly Montgomery, who serves as Chair, Daniel Jacobi, and J. Stephan Dolezalek. Our Sustainability and Governance Committee is responsible for, among other things:

●	identifying individuals qualified to become new board of director members, consistent with criteria approved by our Board;
●	reviewing the qualifications of incumbent directors to determine whether to recommend them to re-election and selecting, or recommending that our Board select, the director nominees for the next annual meeting of the stockholders;
●	identifying members of our Board qualified to fill vacancies on any Board committee and recommending that our Board appoint the identified member or members to the applicable committee;
●	reviewing and recommending to our Board corporate governance principles applicable to our Company; overseeing our Company’s environmental and social capital policies and initiatives;
●	handling such other matters that are specifically delegated to the committee by our Board from time to time; and
●	overseeing our environmental, social and governance (“ESG”) matters, including environmental sustainability (climate, water, and biodiversity) and social capital (supply chain diversity, human rights, community relations, and philanthropy) matters, and periodically reviewing our Company’s ESG strategy, goals, policies and procedures.
Our Sustainability and Governance Committee operates under a written charter, which satisfies applicable NYSE listing standards and SEC rules, and is available on our website at www.bensonhill.com.

Corporate Governance Highlights
Our Board and its standing committees have taken various steps to promote good corporate governance, including without limitation the following:

●
Insider Trading Policy—We have adopted an insider trading policy that, among other things, governs the acquisitions and dispositions of our securities by our directors, officers, and employees, as well as agents, consultants, and contractors of our Company.

●	Anti-Hedging Policy—Our insider trading policy includes a prohibition against the hedging of our stock by persons subject to the policy.
●
Anti-Pledging and Margin Account Policy—Our insider trading policy includes a prohibition against holding our securities in a margin account or pledging our securities as collateral for a loan by persons subject to the policy.

●	No Repricing of Stock Options—Our Omnibus Plan prohibits the repricing of stock options or other equity awards without the consent of our stockholders.
●
Clawback Policy—We have adopted a clawback policy that, among other things, sets forth procedures for the recoupment of erroneously awarded executive compensation in compliance with Rule 10D-1 of the Exchange Act.

●	Independent Compensation Committee—Our Compensation Committee is comprised exclusively of independent directors.
●
Independent Consultants—The independent consultants who provide benchmarking data with respect to our named executive officers do not provide services to us other than at the direction of our Compensation Committee.

●	Code of Conduct and Ethics—We have adopted a Code of Conduct and Ethics that applies to all of our directors, officers, and employees, which is available on our website at www.bensonhill.com.
Executive Officers
Our Board appoints our executive officers, who then serve at the discretion of our Board. Listed below is the biographical information for each of our executive officers, including, name, age, and position with Benson Hill as of April 15, 2024.

ADRIENNE ELSNER	For a brief biography of Ms. Elsner, please see the section titled “Board of Directors.”

JASON BULL, PH.D.	Career Highlights

Chief Technology Officer
Mr. Bull has served as our Chief Technology Officer since June 2020. Prior to joining Benson Hill, he founded a machine learning business at Object Computing, Inc. (OCI), where he served as VP, Strategy & Machine Learning from November 2018 to May 2020. The machine learning business had strategic business impact across multiple Fortune 500 companies spanning a diverse set of industries. Prior to OCI, Mr. Bull served as Vice President, Digital at The Climate Corporation from June 2016 to August 2018, and spent twenty years with Bayer (Monsanto), most recently as its Vice President R&D of (Global Digital Seed Science), where he delivered a digital advisory platform. Mr. Bull also served as Vice President R&D (Global Trait & Field Solutions), leading trait introgression into the global product lineup and global research and development intellectual property, where he spearheaded the seminal introduction of predictive technologies and their application to the research and development pipeline. Mr. Bull has been granted 30 patents in digital agriculture, molecular breeding and robotic seed chipping. He has also authored 15 publications on the optimization of breeding and production systems. He earned his Bachelor of Agricultural Science (Honors) in quantitative genetics and analytics and his Ph.D. in quantitative genetics and biometrics from the University of Queensland in Australia.

Age: 57

Joined Benson Hill: 2020

Key Qualifications, Experience, Skills and Expertise

Mr. Bull has over 20 years of industry experience unlocking synergies between biology and data science. As Chief Technology Officer, Mr. Bull leads the Company’s combined R&D and data science capabilities across predictive breeding, genomics, product discovery, big data engineering and scientific development. Mr. Bull has a track record of leading cross-functional teams and pioneering innovations in a host of agricultural and technical fields, allowing him to effectively lead our technological initiatives at the intersection of science and commerce.

SUSAN KEEFE	Career Highlights

Chief Financial Officer	Ms. Keefe has served as our Chief Financial Officer since March 2024. From September 2023 to March 2024, Ms. Keefe provided consulting services to various public and private companies, including Benson Hill. From May 2019 to September 2023, Ms. Keefe served as the chief financial officer of GreenLight Biosciences Holdings, PBC, a bio-performance ag-technology company specializing in RNA-based solutions for agriculture and pharmaceutical applications. Prior to joining GreenLight Biosciences, she served as Chief Financial Officer, Vice President Finance of Danforth Advisors from August 2018 to May 2019, and previously as Vice President, Finance and Administration and Corporate Treasurer of Aushon Biosystems, Inc. from July 2013 to June 2018. Ms. Keefe earned her Bachelor of Arts in Business Administration from the University of Iowa and her Master of Business Administration from the University of Chicago, Booth Graduate School of Business.

Age: 51

Joined Benson Hill: 2024

Key Qualifications, Experience, Skills and Expertise

Ms. Keefe is a seasoned enterprise leader with over 25 years of experience in finance, accounting, human resources, administration, corporate development and commercial operations across the biotech, consumer packaged goods, and consulting industries.

YEVGENY FUNDLER	Career Highlights

Chief Legal Officer & Corporate Secretary
Mr. Fundler has served as our Chief Legal Officer and Corporate Secretary since May 2021. From March 2014 to January 2021, he served as Senior Vice President, General Counsel and Secretary of AITX (formerly known as American Railcar Industries, Inc.), a company in the business of railcar leasing and repair services, managing a fleet of tank and covered hopper railcars across the United States. Mr. Fundler served as Vice President, General Counsel of WestPoint Home LLC, a company in the business of manufacturing, licensing and distributing various home textile products and brands with an international manufacturing base in Bahrain and a multinational sourcing operation, from March 2010 until February 2014. From September 2006 through February 2010, Mr. Fundler served as Assistant General Counsel of Icahn Enterprises L.P., a diversified holding company engaged in investment, energy, automotive, food packing, metals, real estate and home fashion. From March 2000 to September 2006, Mr. Fundler served as Counsel with Icahn Associates and affiliates. Prior to Icahn Associates, Mr. Fundler worked for Gordon Altman Weitzen Shalov & Wein, a law firm representing the interests of various corporate and institutional clients in a broad range of corporate, mergers and acquisitions and other commercial transactions. Prior to joining the corporate group at Gordon Altman Weitzen Shalov & Wein, Mr. Fundler had his own law practice in Silicon Valley and San Francisco, with an emphasis on representing start-up entrepreneurs. Mr. Fundler earned his Bachelor of Arts in International Business from San Diego State University and his Juris Doctor from University of California Hastings College of the Law.

Age: 54

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
ITEM 11. EXECUTIVE COMPENSATION
Introduction
This section provides an overview of our Company’s executive compensation programs, including a narrative description of the material factors necessary to understand the information disclosed in the Summary Compensation Table below.
Our named executive officers (“NEOs”) for fiscal year 2023, which are determined in accordance with applicable SEC rules and consist of our principal executive officer and the next two most highly compensated executive officers, are:

●	Adrienne Elsner, our Chief Executive Officer;
●	Matthew B. Crisp, our former Chief Executive Officer;
●	Dean Freeman, our Chief Financial Officer; and
●	Jason Bull, our Chief Technology Officer.

Summary Compensation Table
The following table shows information concerning the annual compensation for services provided to us by our NEOs for the periods ended December 31, 2022 and December 31, 2023.

Name and Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)	Total ($)
Adrienne Elsner(3) Chief Executive Officer	2023	277,115	—	1,034,940(4)	—	335,651	85,639(5)	1,733,346
Matthew B. Crisp(6)	2023	312,500	—	1,013,336(7)	—	—	2,003,218(8)	3,329,054
Former Chief Executive Officer	2022	613,462	—	15,381,499(9)	—	1,089,844	18,856	17,103,661
Dean Freeman(10)	2023	459,446	—	328,321(11)	—	69,342	31,980(12)	889,089
Chief Financial Officer	2022	394,616	—	2,224,745(13)	—	314,047	—	2,933,408
Jason Bull	2023	447,720	—	339,251(14)	—	190,729	1,290(15)	978,990
Chief Technology Officer	2022	422,616	—	1,284,567(16)	—	252,802	20,866	1,980,851

(1)
The amounts represent the grant date fair values of restricted stock, restricted stock units (“RSUs”) and stock option awards, as applicable, granted to our NEOs, computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“ASC Topic 718”). Amounts shown do not reflect compensation actually received by the NEOs, nor do they necessarily reflect the actual value that will be recognized by the NEOs. The assumptions used to calculate the value of RSU awards and stock options are set forth in Note 19—Stock-Based Compensation to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

(2)
The amounts in this column represent the cash bonuses earned by our NEOs under our 2023 Annual Incentive Plan (the “AIP”), which were based on the achievement of Company and individual performance metrics set by our Compensation Committee.

(3)
Ms. Elsner was appointed to serve as our Interim Chief Executive Officer, effective June 15, 2023, and as our Chief Executive Officer, effective October 31, 2023. Ms. Elsner became an NEO for the first time in 2023, and thus no amounts are shown in the table for 2022 relating to her compensation as an NEO. Ms. Elsner’s compensation for her role as a director is discussed in footnote 5 and included below under “Director Compensation Table for 2023 Fiscal Year” and the footnotes thereto.

(4)
This amount includes two equity awards. The first award was granted on June 15, 2023 in the form of 735,244 RSUs, in connection with the employment agreement Ms. Elsner entered into with us upon her becoming Interim Chief Executive Officer. The RSUs fully vest on the first anniversary of the grant date subject to Ms. Elsner’s continued service with our Company. The second award was granted on December 21, 2023, in the form of 1,000,000 shares of restricted stock with performance and time vesting conditions, in connection with the CEO Employment Agreement.

(5)
Prior to Ms. Elsner’s appointment as our Interim Chief Executive Officer, she served as a non-employee director on our Board. The amount shown includes $27,500 in cash compensation Ms. Elsner received in connection with her partial-year service as a non-employee director of our Board in 2023. Ms. Elsner ceased receiving compensation in connection with her continuing service on our Board effective June 15, 2023. This amount also includes (i) housing allowance of $21,838; (ii) reimbursement by our Company of legal fees of $36,301 for review of her employment agreements; (iii) group term life payments made by the Company on behalf of Ms. Elsner; and (iv) 401(k) plan matching contributions.

(6)
Mr. Crisp resigned as Chief Executive Officer and as a director, effective June 15, 2023. Mr. Crisp received no compensation in connection with his Board service during the fiscal years ended December 31, 2023 and 2022.

(7)
This amount represents the grant of 653,765 RSUs on March 9, 2023, pursuant to the Long Term Incentive Program (the “LTIP”). In connection with the termination, effective as of January 30, 2024, of that certain Consulting Agreement, dated as of June 16, 2023, by and between our Company and Mr. Crisp, 435,843 of the RSUs immediately vested pursuant to the terms of that certain Separation and Release Agreement, dated as of June 15, 2023, by and between our Company and Mr. Crisp. The remaining 217,923 RSUs were cancelled.

(8)	This amount represents (i) $72,343 in insurance premiums and reimbursements paid by our Company pursuant to Mr. Crisp’s Separation and Release Agreement, (ii) reimbursement by our Company of legal fees of $39,600 for review of agreements and (iii) all compensation paid to Mr. Crisp for his services to our Company as a consultant in 2023, including $325,520 in salary and $1,565,755 in cash bonuses.
(9)	This amount includes two RSU awards. The first RSU award was granted on January 7, 2022. The vesting start date for this award is September 29, 2021. The award time vests subject to continued service with our Company and will become 100% time vested on the third anniversary of the vesting start date. These RSUs will performance vest as to (i) 25% if and when the volume-weighted average price per share of our Common Stock over 30 consecutive trading days (the “30-day VWAP”) at any time on or after the first anniversary of the vesting start date but on or prior to the third anniversary of the vesting start date, is above $15, (ii) 25% if and when the 30-day VWAP at any time on or after the first anniversary of the vesting start date but on or prior to the fourth anniversary of the vesting start date, is above $20, (iii) 25% if and when the 30-day VWAP at any time on or after the first anniversary of the vesting start date but on or prior to the fifth anniversary of the vesting start date, is above $25 and (iv) 25% if and when the 30-day VWAP at any time on or after the first anniversary of the vesting start date but on or prior to the sixth anniversary of the vesting start date, is above $30, provided that, if any of the 30-day VWAP targets in the foregoing clauses (i)-(iv) are not achieved by the respective deadlines, such 30-day VWAP target will be increased by 10% and the applicable 25% tranche of the RSUs with respect to that 30-day VWAP target (as increased) will vest if and when such increased 30-day VWAP target is achieved at any time within the 12-month period following the original deadline for such 30-day VWAP target. The second RSU award was granted on March 18, 2022. The vesting start date for this award is the grant date. The award vests subject to continued service with our Company through each applicable vesting date with 25% of the RSUs vesting on each annual anniversary of the vesting start date, becoming 100% vested on the fourth annual anniversary of the vesting start date.
(10)	Mr. Freeman became our Chief Financial Officer as of March 28, 2022.
(11)	This amount represents the grant of 211,820 RSUs on March 9, 2023, pursuant to the LTIP. On March 16, 2024, 70,606 of the RSUs vested. The remaining 141,214 RSUs were cancelled in connection with the termination of Mr. Freeman’s employment with our Company, pursuant to the terms of that certain Separation Agreement, dated as of February 3, 2024, by and between our Company and Mr. Freeman.
(12)	This amount includes (i) housing allowance of $30,000; (ii) group term life payments made by the Company on behalf of Mr. Freeman; and (iii) 401(k) plan matching contributions.
(13)	This amount includes two RSU awards. The first RSU award was a one-time sign-on equity bonus and was granted on March 17, 2022. The vesting start date for this award is February 2, 2022. The award vests subject to continued service with our Company through each applicable vesting date with 25% of the RSUs vesting on each annual anniversary of the vesting start date, becoming 100% vested on the fourth annual anniversary of the vesting start date. The second RSU award was granted on March 18, 2022. The vesting start date for this award is the grant date. The award vests subject to continued service with our Company through each applicable vesting date with 25% of the RSUs vesting on each annual anniversary of the vesting start date, becoming 100% vested on the fourth annual anniversary of the vesting start date.
(14)
This amount includes two equity awards. The first award was granted on March 9, 2023, in the form of 167,259 RSUs, pursuant to the LTIP. The RSUs vest in substantially equal annual installments over three years subject to Mr. Bull’s continued service with our Company. The second award was granted on December 21, 2023, in the form of 500,000 performance RSUs with performance and time vesting conditions.

(15)	This amount includes group term life payments made by the Company on behalf of Mr. Bull and 401(k) plan matching contributions.
(16)	This amount includes two RSU awards. The first RSU award was granted on January 7, 2022. The vesting start date for this award is September 29, 2021. The award time vests subject to continued service with our Company and will become 100% time vested on the third anniversary of the vesting start date. These RSUs will performance vest as to (i) 50% if and when the 30-day VWAP at any time on or after the first anniversary of the vesting start date but on or prior to the third anniversary of the vesting start date, is above $15 and (ii) 50% if and when the 30-day VWAP at any time on or after the first anniversary of the vesting start date but on or prior to the fifth anniversary of the vesting start date, is above $20, provided that, if the 30-day VWAP target in clause (i) is not achieved by the third anniversary of the vesting start date, such 30-day VWAP target will be increased by 10% and the applicable 50% tranche of the RSUs with respect to the 30-day VWAP target (as increased) will vest if and when such increased 30-day VWAP target is achieved at any time within the 12-month period following the third anniversary of the vesting start date. The second award was granted on March 18, 2022. The vesting start date for this award is the grant date. The award vests subject to continued service with our Company through each applicable vesting date with 25% of the RSUs vesting on each annual anniversary of the vesting start date, becoming 100% vested on the fourth annual anniversary of the vesting start date.
Employment Agreements
Chief Executive Officer–Ms. Elsner Employment Agreement
On October 31, 2023, we appointed Adrienne Elsner, a director of Benson Hill, as the Chief Executive Officer of our Company. Prior to this appointment, Ms. Elsner served as our Interim Chief Executive Officer since June 15, 2023. In connection with her appointment as Chief Executive Officer, we entered into a new employment agreement with Ms. Elsner, effective as of December 22, 2023 (the “CEO Employment Agreement”), which superseded and replaced the employment agreement we entered into with Ms. Elsner upon her appointment as Interim CEO (the “Interim Employment Agreement”). The CEO Employment Agreement sets forth the principal terms and conditions of Ms. Elsner’s employment as our Chief Executive Officer, including her duties and obligations to our Company. The CEO Employment Agreement will remain in force and effect until terminated in accordance with the provisions of Section 4 therein.
Under the CEO Employment Agreement, Ms. Elsner is entitled to, among other things: (i) an annual base salary of $550,000 (which annual base salary remains unchanged from the Interim Employment Agreement), subject to adjustment by our Board; (ii) retain the RSU award granted to her pursuant to the Interim Employment Agreement, which award represents the right to receive 735,244 shares of our Company’s common stock and is scheduled to fully vest on June 15, 2024, subject to the terms and conditions of the applicable award agreement; (iii) a housing allowance of $3,000 per month, grossed up for taxes; and (v) participate in all employee benefit plans, practices, and programs, including fringe benefits and perquisites, that are maintained by our Company.
Under the CEO Employment Agreement, Ms. Elsner is eligible to receive, among other things: (i) an annual cash bonus equal to approximately 125% of her applicable base salary, subject to achievement of certain Company and individual performance metrics as may be established by our Board or our Compensation Committee; (ii) equity awards under our 2021 Omnibus Incentive Plan (the “Omnibus Plan”) and our LTIP; (iii) a one-time equity bonus of 1,000,000 shares of restricted stock, conditioned on vesting schedules and the satisfaction of certain performance criteria set by our Board or our Compensation Committee, as provided in the applicable award agreement; (iv) reimbursement of COBRA continuation coverage premiums for Ms. Elsner and Ms. Elsner’s dependents through the earliest of 18 months, the maximum COBRA period, or the date on which Ms. Elsner becomes eligible under another group health plan and (vii) is entitled to participate in all employee benefit plans, practices, and programs, including fringe benefits and perquisites, that are maintained by our Company.
In the event Ms. Elsner is terminated by our Company without cause or by Ms. Elsner for good reason, and she signs a release of claims in favor of our Company, Ms. Elsner will be entitled to (i) a continuation of her base salary paid in equal installments from the release effective date until the first anniversary of the date of termination or resignation; (ii) a lump sum amount equal to the annual bonus earned prior to termination; (iii) a lump sum amount equal to the remaining annual bonus assuming performance targets were satisfied; (iv) reimbursement of COBRA continuation coverage premiums for Ms. Elsner and Ms. Elsner’s dependents through the earliest of 18 months, the maximum COBRA period, or the date on which Ms. Elsner becomes eligible under another group health plan; (v) a lump sum equal to the amount equivalent to the cost of six months of COBRA premiums, grossed up for taxes, if Ms. Elsner has not become eligible for coverage under other group health coverage on the 18 month anniversary of the termination; and (vi) equity awards subject to time-based vesting will become vested to the extent such awards would be vested had Ms. Elsner remained employed. In the event Ms. Elsner’s employment is terminated due to death or disability, Ms. Elsner is entitled to the amounts described in (i) and (vi) in the foregoing sentence.
The CEO Employment Agreement contains customary non-competition, non-disparagement, and non-solicitation provisions.
We reimbursed Ms. Elsner’s attorney fees in the amount of $36,301.50 in connection with the review and execution of the CEO Employment Agreement and the Interim Employment Agreement.
Former Chief Executive Officer–Mr. Crisp Separation and Release Agreement and Consulting Agreement
On June 15, 2023, Matthew B. Crisp agreed to resign as our Chief Executive Officer, effective immediately. In connection with Mr. Crisp’s resignation, we entered into a separation and release agreement with Mr. Crisp, dated as of June 15, 2023 (the “Crisp Separation Agreement”). Pursuant to the Crisp Separation Agreement, among other things: (i) Mr. Crisp’s employment agreement with our Company, dated September 29, 2021 (the “Crisp Employment Agreement”), was terminated; (ii) Mr. Crisp provided a general release of claims in favor of our Company; (iii) all of Mr. Crisp’s outstanding equity awards shall continue to vest for the duration of Mr. Crisp’s Consultancy (as defined in the Crisp Consulting Agreement (as defined below)); (iv) if Mr. Crisp’s Consultancy is terminated without cause or due to death or disability, then at the termination of his Consultancy, any unvested portion of such outstanding equity awards that are subject to time-based vesting shall become vested on such date to the extent that the awards would otherwise have vested through the June 15, 2025 vesting period; (v) our Company will pay Mr. Crisp a lump sum amount equivalent to 18 months of individual COBRA premiums with an additional six month grossed up lump sum if no group coverage is available at the end of the COBRA period and will reimburse the actual cost of dependent COBRA coverage up to the maximum COBRA period or until enrolled in group coverage; (vi) in the event that Mr. Crisp is terminated within 12 months following or three months preceding a Change in Control (as such term is defined in our Omnibus Plan, then any unvested portion of such outstanding equity awards that are subject to time-vesting (including, but not limited to, any awards for which the performance goals have been achieved but that remain subject to time vesting) shall become fully time-vested as of the termination of Mr. Crisp’s Consultancy; and (vii) in the event that Mr. Crisp’s Consultancy is terminated (a) by our Company for cause or (b) voluntarily by Mr. Crisp, then all vesting will cease as of the date Mr. Crisp’s Consultancy is terminated and all unvested equity awards shall be forfeited. Additionally, pursuant to the Crisp Separation Agreement, certain provisions of the Crisp Employment Agreement regarding the loyalty agreement entered into between Mr. Crisp and our Company and certain non-competition and non-solicitation provisions of the Crisp Employment Agreement shall survive the termination of the Crisp Employment Agreement. Mr. Crisp remains subject to a clawback provision whereby he agrees to forfeit any unpaid Phase I or Phase II bonus under the Consulting Agreement and to repay any portions of the Phase I or Phase II bonus already paid in the event Mr. Crisp’s Consultancy is terminated for cause due to violations of the restrictive covenants in the Crisp Separation Agreement, provided that Mr. Crisp be provided a fifteen day cure period if our Company determines the violation is capable of being cured.
In connection with Mr. Crisp’s resignation, we entered into a consulting agreement with Mr. Crisp (the “Crisp Consulting Agreement”), pursuant to which Mr. Crisp will be engaged as a consultant to provide transition support through June 15, 2024.
Pursuant to the terms of the Crisp Consulting Agreement, among other things: (i) for the period of June 16, 2023 through December 15, 2023 (“Phase I”), Mr. Crisp will provide transition support to effectuate the transition to the interim CEO, including supporting high priority turnover of external relationships, advice relating to our Company’s business, and related services, up to twenty hours per week; and (ii) for the period of December 16, 2023 through June 15, 2024 (“Phase II”), Mr. Crisp will provide services to complete other advisory needs and duties for up to ten hours per week. For the duration of Phase I, our Company shall pay to Mr. Crisp a potential total fee amount of $312,500 in periodic installments, and for the duration of Phase II, our Company shall pay to Mr. Crisp a potential total fee amount of $156,250 in periodic installments. Provided that Mr. Crisp executes a general release in favor of our Company, upon the completion of Phase I, Mr. Crisp will receive a lump sum payment equal to $1,523,437.50, and provided that Mr. Crisp executes a general release in favor of our Company, upon the completion of Phase II, Mr. Crisp will receive a lump sum payment equal to $507,812.50. In the event the Crisp Consulting Agreement is terminated by Mr. Crisp or by our Company for cause (as defined in the Crisp Consulting Agreement): (i) Mr. Crisp shall forfeit and lose all entitlement to any amounts other than the accrued but unpaid fees due and payable at the time of the termination and shall forfeit any interest in any portion of the Phase I compensation or Phase II compensation that had not been earned as of such date; and (ii) all of Mr. Crisp’s outstanding equity awards will cease vesting as of the date the Crisp Consulting Agreement is terminated, and Mr. Crisp shall forfeit and lose all entitlement to all unvested equity awards. In the event the Crisp Consulting Agreement is terminated by Mr. Crisp or terminated for cause by reason of his breach of the restrictive covenants in the Crisp Separation Agreement, Mr. Crisp shall forfeit and lose all entitlement to any portion of the Phase I bonus or Phase II bonus not paid prior to the date the Crisp Consulting Agreement is terminated.
We reimbursed Mr. Crisp’s attorney fees in the amount of $39,600 in connection with his review and execution of the Crisp Separation Agreement and the Crisp Consulting Agreement.
The Crisp Consulting Agreement has since been terminated without cause and paid out effective as of January 30, 2024. Subject to the terms and conditions of the Crisp Consulting Agreement and the Crisp Separation Agreement, Mr. Crisp is entitled to, among other things, (i) payment of all amounts that would otherwise be due under Section 2 of the Crisp Consulting Agreement had our Company not terminated the Consulting Agreement prior to June 15, 2024; (ii) any unvested portion of outstanding equity awards that are subject to time-based vesting shall become vested on such date to the extent that the awards would otherwise have vested through the June 15, 2025 vesting period; and (iii) our Company will pay Mr. Crisp a lump sum amount equivalent to 18 months of individual COBRA premiums with an additional six month grossed up lump sum if no group coverage is available at the end of the COBRA period and will reimburse the actual cost of dependent COBRA coverage up to the maximum COBRA period or until enrolled in group coverage.
Chief Financial Officer–Mr. Freeman Employment Agreement
On March 25, 2022, our Company and Mr. Freeman entered into an Executive Employment Agreement (the “Freeman Employment Agreement”) in connection with Mr. Freeman’s service as our Chief Financial Officer. The Freeman Employment Agreement became effective immediately following the filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
Pursuant to the Freeman Employment Agreement, Mr. Freeman (i) is entitled to an initial annual base salary of $450,000, (ii) is eligible to receive an annual cash bonus with a target amount of 50% of his annual base salary, determined based on the achievement of certain Company and individual performance goals set by our Board or our Compensation Committee, and subject to other terms and conditions of the Freeman Employment Agreement, and (iii) is eligible to participate in our Omnibus Plan and our LTIP, as determined by our Board or our Compensation Committee, in its sole discretion. The target equity award for Mr. Freeman’s 2023 annual grant will have a grant date fair value equal to 75% of Mr. Freeman’s base salary, and shall vest 25% on each of the first four anniversaries of the grant date, subject to Mr. Freeman’s continued employment with our Company through the applicable vesting date.
In addition, Mr. Freeman received a one-time sign-on equity bonus (the “Sign-On Equity Award”) of 300,000 RSUs, which shall vest 25% on each of the first four anniversaries of the bonus’s grant date, subject to Mr. Freeman’s continued employment with our Company through each anniversary vesting date. Mr. Freeman is also eligible to participate in all benefit plans and programs available to similarly situated executives of our Company.
The Freeman Employment Agreement provides for (i) reimbursement for housing for Company related travel to St. Louis of up to $2,500 per month through the earlier of July 31, 2023 or Mr. Freeman’s relocation to St. Louis and (ii) reimbursement of up to $30,000 for reasonable relocation expenses incurred prior to July 31, 2023 (plus a gross-up to cover any taxes paid by executive related to such relocation reimbursement). This was later extended for the remainder of 2023.

Under the Freeman Employment Agreement, upon a termination by our Company without Cause or Mr. Freeman’s resignation for Good Reason (each as defined in the Freeman Employment Agreement, and together an “Involuntary Freeman Termination”), Mr. Freeman would be entitled to the following benefits, subject to continued compliance with certain restrictive covenants and execution of a release of claims in favor of our Company: (i) salary continuation for one year; (ii) a lump sum payment equal to any unpaid annual bonus for the calendar year prior to the Involuntary Freeman Termination; (iii) a lump sum payment equal to any annual bonus that would have been payable in the year of the Involuntary Freeman Termination (based on the lower of achievement of the applicable target performance goals or actual performance), prorated based on the portion of such year in which Mr. Freeman was employed (“Freeman Separation Year Bonus”); and, (iv) if Mr. Freeman timely elects COBRA continuation coverage, up to 12 months of reimbursements for his COBRA premium payments.
In addition, if in the 12 months following a Change in Control (as defined in our Omnibus Plan), Mr. Freeman experiences an Involuntary Freeman Termination or if the circumstances that ultimately give rise to the Involuntary Freeman Termination occur within the three months prior to a Change in Control, (i) Mr. Freeman will be eligible for an additional six months of salary continuation and COBRA premiums, (ii) the Freeman Separation Year Bonus will not be subject to proration, and (iii) any unvested portion of outstanding equity awards that are subject to time-vesting, including the Sign-On Equity Award, shall become fully time-vested.
Mr. Freeman is also a party to our Company’s 2021 general form of Loyalty Agreement used for Company employees, which provides for one-year salary continuation upon an employee’s separation if, in our Company’s sole discretion, our Company elects to bind the employee to a one-year post-employment non-competition covenant. This Loyalty Agreement also provides for certain restrictive covenants, including confidentiality, intellectual property assignment, and non-solicitation of employees, consultants or customers during employment and for one year post-termination. The Employment Agreement also provides for up to an additional 12 months of base salary continuation if our Company elects to extend the restrictive period for Mr. Freeman’s non-compete covenant.
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
On February 13, 2024, we entered into a Separation Agreement (the “Separation Agreement”) with Mr. Freeman, pursuant to which the parties agreed to mutually terminate the employment relationship effective as of March 29, 2024. Mr. Freeman’s departure was not a result of any disagreement regarding our financial statements or disclosures or our operations, policies or practices. Subject to its terms and conditions, the Separation Agreement, among other things, provides that Mr. Freeman will be eligible to receive a separation payment and other benefits upon executing a release agreement (the “Release Agreement”). Subject to its terms and conditions, the Release Agreement provides for, among other things: (i) a severance payment to Mr. Freeman in the amount of $462,280, to be paid in equal installments over the course of twelve months (the “Separation Period”); (ii) a bonus payment for 2023 based on the lower of (a) achievement of the applicable target performance goals for 2023, or (b) our Company’s actual performance as determined by our Board or our Compensation Committee, (iii) a pro-rated bonus payment for 2024 based on the lower of (a) achievement of the applicable target performance goals for 2024, or (b) our Company’s actual performance as determined by our Board or our Compensation Committee; and (iv) reimbursement for continuing medical, dental and/or vision benefits under COBRA for Mr. Freeman and his covered dependents, to the extent Mr. Freeman elects such coverage, for a period ending on the earliest of: (a) the expiration of the Separation Period; (b) the date Mr. Freeman is no longer eligible to receive COBRA continuation coverage; (c) the date on which Mr. Freeman becomes eligible to receive substantially similar coverage from another employer or other source; or (d) Mr. Freeman fails to remit payment for Mr. Freeman’s portion of the COBRA premium. Pursuant to the Release Agreement, Mr. Freeman provided a general release of claims in favor of our Company, which contained certain non-competition, non-solicitation, non-disparagement, and confidentiality provisions applicable to Mr. Freeman.

Chief Technology Officer–Mr. Bull Employment Agreement
On September 9, 2021, our Company and Mr. Bull entered into an Executive Employment Agreement (the “Bull Employment Agreement”) in connection with Mr. Bull’s service as our Chief Technology Officer. The Bull Employment Agreement became effective on the Merger Closing Date.
Pursuant to the Bull Employment Agreement, Mr. Bull (i) is entitled to an annual base salary of $410,000, (ii) is eligible to receive an annual cash bonus with a target amount of 50% of his annual base salary, determined based on the achievement of certain Company and individual performance goals set by our Board or our Compensation Committee, and subject to other terms and conditions of the Bull Employment Agreement, and (iii) starting in 2022, is eligible to participate in our Omnibus Plan and our LTIP, as determined by our Board or our Compensation Committee, in its sole discretion. The target equity award for Mr. Bull’s 2022 annual grant will have a grant date fair value equal to 75% of Mr. Bull’s base salary, and shall vest 25% on each of the first four anniversaries of the grant date, subject to Mr. Bull’s continued employment with our Company through the applicable vesting date.
In addition, in consideration of Mr. Bull entering into the Bull Employment Agreement, Mr. Bull became eligible to receive 67,000 RSUs, subject to Mr. Bull’s continued employment with our Company through September 29, 2024 (the third anniversary of the Merger Closing Date) and certain performance-based vesting conditions generally based on the achievement by our Common Stock of certain 30-day volume-weighted average price per share of milestones (as detailed in the Bull Employment Agreement).
Under the Bull Employment Agreement, upon a termination by our Company without Cause or Mr. Bull’s resignation for Good Reason (each as defined in the Bull Employment Agreement, and together an “Involuntary Bull Termination”), Mr. Bull would be entitled to the following benefits, subject to continued compliance with certain restrictive covenants and execution of a release of claims in favor of our Company: (i) salary continuation for one year; (ii) a lump sum payment equal to any unpaid annual bonus for the calendar year prior to Mr. Bull’s separation; (iii) a lump sum payment equal to any annual bonus that would have been payable in the year of Mr. Bull’s separation (based on the lower of achievement of the applicable target performance goals or actual performance), prorated, based on the portion of such year in which Mr. Bull is employed (the “Bull Separation Year Bonus”); and (iv) if Mr. Bull timely elects COBRA continuation coverage, up to 12 months of reimbursements for Mr. Bull’s COBRA premium payments.
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
Mr. Bull is also party to our Company’s general form of Loyalty Agreement, which provides for one-year salary continuation upon an employee’s separation if, in our Company’s sole discretion, our Company elects to bind the employee to a one-year post-employment non-competition covenant. This Loyalty Agreement also provides for certain restrictive covenants, including confidentiality, intellectual property assignment, and non-solicitation of employees, consultants or customers during employment and for one-year post-termination. The Bull Employment Agreement also provides for up to an additional 12 months of base salary continuation if our Company elects to extend the restrictive period for Mr. Bull’s non-compete covenant.
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
Annual Cash Bonuses
Benson Hill uses annual cash incentive bonuses to motivate employees’ achievement of short-term performance goals by tying a portion of participants’ cash compensation to performance. During the first quarter of 2023, our Compensation Committee selected performance objectives, target opportunity levels, and other terms and conditions for cash incentive awards pursuant to our 2023 AIP. Ms. Elsner, Mr. Freeman, and Mr. Bull participated in our 2023 AIP. Participants’ award target opportunity is expressed as a percentage of a participant’s base salary, subject to the terms of applicable employment agreements. Our Compensation Committee determines the ultimate awards, in its sole discretion, based on its assessment of individual performance factors and company performance factors, which in 2023 included revenue, earnings and margin targets. Under the 2023 AIP, our Compensation Committee retained the right in its sole discretion to increase or decrease the company performance factors, or any award thereunder, if it determined, in its sole discretion, that such a decision would more appropriately reflect the Company’s performance over the measurement period of the award. In early 2024, based on its assessment, our Compensation Committee used its discretion to adjust downward the overall company performance factor, resulting in final AIP payouts based on both company performance factors and individual performance factors to our applicable NEOs of 30%-90% of their target awards, as reflected in the “Non-Equity Incentive Compensation” column in the Summary Compensation Table above.
Stock-Based Awards
Benson Hill uses stock-based awards to promote our interests by providing our executives and officers with the opportunity to acquire equity interests as an incentive for their remaining in our service and aligning our executives’ interests with those of our equity holders. In 2023, Ms. Elsner was granted performance restricted stock and Mr. Bull, among other employees, was granted performance RSUs. Each such grant is subject to time-based and performance-based vesting criteria pursuant to our Omnibus Plan. Additionally, in 2023, our NEOs received grants of long-term equity incentive awards pursuant to our LTIP. In the past, our NEOs have received grants of RSUs in the form of Retention Awards, Sign-On Awards, Earn Out Awards, and Founders Grants subject to time-based vesting, performance-based vesting or both, pursuant to our Omnibus Plan. We have previously made stock option awards to our NEOs subject to time-based vesting, performance-based vesting or both, all as reflected in our Outstanding Equity Awards at 2023 Fiscal Year-End table below.
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

Outstanding Equity Awards at 2023 Fiscal Year-End Table
The following table shows information regarding outstanding equity awards held by our NEOs as of December 31, 2023.

		Option Awards
							Equity
							Incentive	Equity Incentive
				Equity			Plan Awards:	Plan Awards:
				Incentive			Number of	Market or
				Plan Awards			Unearned	Payout Value
		Number of	Number of	Number of			Shares,	of
		Securities	Securities	Securities			Units	Unearned
		Underlying	Underlying	Underlying			Or Other	Shares, Units or
		Unexercised	Unexercised	Unexercised	Option	Option	Rights That	Other Rights
		Options	Options	Unearned	Exercise	Expiration	Have Not	That Have Not
Name		Exercisable(#)	Unexercisable(#)(1)	Options	Price($)	Date	Vested(#)	Vested($)
Adrienne Elsner	(2)	172,064	—	—	1.1	4/1/2029
	(3)	172,064	—	—	1.99	2/9/2031	—
	(4)	—	—	—			172,064	176,984	(24)
	(4)	—	—	—			172,064	176,984	(24)
	(5)	—	—	—			—
	(6)	—	—	—			735,244	127,932
	(7)	—	—	—			1,000,000	136,300
Matthew B. Crisp	(8)	80,656	—	—	0.15	4/29/2024	—	—	(25)
	(9)	215,080	—	—	0.15	4/29/2024	—	—	(25)
	(10)	322,620	—	—	0.50	4/29/2024	—	—	(25)
	(11)	537,700	—	—	1.10	4/29/2024	—	—	(25)
	(12)	201,636	67,213	—	1.35	4/29/2024	—	—	(25)
	(13)	201,636	67,213	—	1.99	4/29/2024	—	—	(25)
	(14)	403,275	134,425	—	1.99	4/29/2024	—	—	(25)
	(15)	—	—	—	—	—	193,107	3,669	(24), (26)
	(15)	—	—	—	—	—	189,030	3,024	(24), (26)
	(16)	—	—	—	—	—	2,000,000	5,516	(26)
	(17)	—	—	—	—	—	281,955	49,060	(26)
	(18)	—	—				653,765	113,755	(26)
Dean Freeman	(19)	—	—	—	—	—	225,000	39,150
	(17)	—	—	—	—	—	82,748	14,398
	(18)						211,820	36,857
Jason Bull	(20)	161,310	53,770	—	1.35	5/31/2030	—	—
	(21)	80,655	26,885	—	1.99	2/8/2031	—	—
	(22)	80,655	80,655	—	1.99	2/8/2031	—	—
	(15)	—	—	—	—	—	81,528	618,798	(24), (25)
	(23)	—	—	—	—	—	91,907	372,223
	(14)	—	—	—	—	—	90,471	15,742
	(18)	—	—	—	—	—	167,259	29,103
	(7)	—	—	—	—	—	500,000	79,950

(1)	Unless otherwise noted below, these option awards vest and become exercisable in approximately equal installments on each of the first four anniversaries of the applicable grant date, subject to continued service with our Company through each such vesting date. The regular term of each option expires on the tenth anniversary of the applicable grant date.

(2)	Granted on April 1, 2019, while Ms. Elsner was a member of the Board and not an executive officer. Award fully vested on April 1, 2021.
(3)	Granted on February 9, 2021, while Ms. Elsner was a member of the Board and not an executive officer. Award fully vested on March 1, 2023.
(4)	Granted on September 29, 2021, while Ms. Elsner was a member of the Board and not an executive officer. This RSU award vests subject to continued service with our Company, if at any time on or after the vesting start date but on or prior to the third anniversary of the vesting start date the closing price per share of our Common Stock over any 20 trading days within any 30 consecutive trading day period equals or exceeds: (i) $14, then 50% of this award will vest; and (ii) $16, then 50% of this award will vest.
(5)	Granted on July 1, 2022, while Ms. Elsner was a member of the Board and not an executive officer. Award fully vested on July 1, 2023.
(6)	Granted on June 15, 2023, in connection with Ms. Elsner becoming Interim Chief Executive Officer. This RSU award fully vests on June 15, 2024, subject to her continued service with our Company.
(7)	Granted on December 21, 2023 and subject to time- and performance-based vesting criteria.
(8)	Granted on November 1, 2015. Award fully vested on November 1, 2019.
(9)	Granted on May 11, 2016. Award fully vested on March 2, 2021.
(10)	Granted on April 4, 2017. Award fully vested on April 7, 2021.
(11)	Granted on August 14, 2018. Award fully vested on August 14, 2022.
(12)	Granted on October 13, 2019. This option award vests and becomes exercisable in approximately equal installments on each of the first four anniversaries of the vesting commencement date (here, October 21, 2020, the date the award’s performance milestone was achieved), subject to continued service with our Company through each such vesting date.
(13)	Granted on January 25, 2021. This option award vests and becomes exercisable in approximately equal installments on each of the first four anniversaries of the vesting commencement date (here, October 21, 2020), subject to continued service with our Company through each such vesting date.
(14)	Granted on February 9, 2021. This option award vests and becomes exercisable in approximately equal installments on the vesting commencement date (here, September 29, 2021) and each of the first three anniversaries of the vesting commencement date, subject to continued service with our Company through each such vesting date.
(15)	Granted on September 29, 2021. This RSU award vests subject to continued service with our Company, if at any time on or after the vesting start date but on or prior to the third anniversary of the vesting start date the closing price per share of our Common Stock over any 20 trading days within any 30 consecutive trading day period equals or exceeds: (i) $14, then 50% of this award will vest; and (ii) $16, then 50% of this award will vest.
(16)	Granted on January 7, 2022. The vesting start date for this RSU award is September 29, 2021. The award time vests subject to continued service with our Company and will become 100% time vested on the third anniversary of the vesting start date. These RSUs will performance vest as to (i) 25% if and when the 30-day VWAP at any time on or after the first anniversary of the vesting start date but on or prior to the third anniversary of the vesting start date, is above $15, (ii) 25% if and when the 30-day VWAP at any time on or after the first anniversary of the vesting start date but on or prior to the fourth anniversary of the vesting start date, is above $20, (iii) 25% if and when the 30-day VWAP at any time on or after the first anniversary of the vesting start date but on or prior to the fifth anniversary of the vesting start date, is above $25 and (iv) 25% if and when the 30-day VWAP at any time on or after the first anniversary of the vesting start date but on or prior to the sixth anniversary of the vesting start date, is above $30, provided that, if any of the 30-day VWAP targets in the foregoing clauses (i)-(iv) are not achieved by the respective deadlines, such 30-day VWAP target will be increased by 10% and the applicable 25% tranche of the RSUs with respect to that 30-day VWAP target (as increased) will vest if and when such increased 30-day VWAP target is achieved at any time within the 12-month period following the original deadline for such 30-day VWAP target. The second award was granted on March 18, 2022. The vesting start date for this award is the grant date. The RSU award vests subject to continued service with our Company through each applicable vesting date with 25% of the RSUs vesting on each annual anniversary of the vesting start date, becoming 100% vested on the fourth annual anniversary of the vesting start date.
(17)	Granted on March 18, 2022. This RSU award vests subject to continued service with our Company, 25% on March 18, 2023; 25% on March 18, 2024; 25% on March 18, 2025; and 25% on March 18, 2026.
(18)	Granted on March 16, 2023. This RSU award vests subject to continued service with our Company, 25% on March 16, 2024; 25% on March 16, 2025; 25% on March 16, 2026; and 25% on March 16, 2027.
(19)	Granted on February 2, 2022. This sign-on RSU award vests subject to continued service with our Company, 25% on February 2, 2023; 25% on February 2, 2024; 25% on February 2, 2025; and 25% on February 2, 2026.

(20)	Granted on June 1, 2020. This option award vests and becomes exercisable in approximately equal installments on each of the first four anniversaries of the vesting commencement date (here, June 1, 2020), subject to continued service with our Company through each such vesting date.
(21)	Granted on February 9, 2021. This option award vests and becomes exercisable in approximately equal installments on the vesting commencement date (here, September 29, 2021) and each of the first three anniversaries of the vesting commencement date, subject to continued service with our Company through each such vesting date.
(22)	Granted on February 9, 2021. This option award vests and becomes exercisable in approximately equal installments on each of the first four anniversaries of the vesting commencement date (here, February 9, 2021), subject to continued service with our Company through each such vesting date.
(23)	Granted on January 7, 2022. The vesting start date for this RSU award is September 29, 2021. The award time vests subject to continued service with our Company and will become 100% time vested on the third anniversary of the vesting start date. These RSUs will performance vest as to (i) 50% if and when the volume weighted average price per share of the common stock over 30 consecutive trading days (the “30-day VWAP”) at any time on or after the first anniversary of the vesting start date but on or prior to the third anniversary of the vesting start date, is above $15; and (ii) 50% if and when the 30-day VWAP at any time on or after the first anniversary of the vesting start date but on or prior to the fifth anniversary of the vesting start date, is above $20, provided that, if any of the 30-day VWAP target in clause (i) is not achieved by the third anniversary of the vesting start date, such 30-day VWAP target will be increased by 10% and the applicable 50% tranche of the RSUs with respect to the 30-day VWAP target (as increased) will vest if and when such increased 30-day VWAP target is achieved at any time within the 12-month period following the third anniversary of the vesting start date. The second award was granted on March 18, 2022. The vesting start date for this RSU award is the grant date. The RSU award vests subject to continued service through each applicable vesting date with 25% of the RSUs vesting on each annual anniversary of the vesting start date, becoming 100% vested on the fourth annual anniversary of the vesting start date.
(24)	The amounts included in this column are the earn out awards. These earn out awards were valued by a third-party valuation firm based on a Monte Carlo simulation.
(25)	These options are set to expire, if unexercised, on April 29, 2024, 90 days after his termination as a consultant on January 30, 2024.
(26)	These equity awards were cancelled when Mr. Crisp’s service as a consultant terminated on January 30, 2024.
Director Compensation
Each year, our Board sets, by recommendation from our Compensation Committee, non-employee director compensation designed to provide competitive compensation necessary to attract and retain high quality non-employee directors and to encourage ownership of Company stock to further align their interests with those of our stockholders. The Omnibus Plan sets an annual limit of $700,000 on non-employee director compensation. Our 2024 compensation program for non-employee directors is currently under review. In 2023, our non-employee directors were eligible to receive the following compensation:

●	An annual cash retainer of $50,000.
●	Additional cash compensation for additional Board service and participation on our Audit and Risk, Compensation, and Sustainability and Governance Committees as follows:
	1.	Board Chair:	$30,000
	2.	Committee Chair:	$10,000 per chair position
	3.	Committee Member:	$5,000 per committee
●
An initial LTIP award consisting of $330,000 delivered in RSUs granted on the date the individual joins our Board, which vests 50% on the first anniversary of the grant and 50% on the second anniversary of the grant.

●	An annual LTIP award consisting of $200,000 delivered in RSUs granted following the annual stockholders meeting and contingent upon continued Board membership, which fully vests at the earlier of the first anniversary of the grant or the following year’s annual stockholders meeting.
In addition to our standing committees, our Board may form ad hoc committees to address various matters from time to time. Our Board, by recommendation from our Compensation Committee, may award cash or equity consideration for service on any such ad hoc committee or any other Board-related service that requires significant additional time commitment or special skills.

Director Compensation Table for 2023 Fiscal Year
The following table provides information concerning the compensation of each non-employee director who served on our Board in 2023. Mr. Crisp is not included in the table below. As Mr. Crisp served as our Chief Executive Officer during a portion of 2023, Mr. Crisp did not receive any compensation for his Board service during 2023. The compensation received by Mr. Crisp is shown above in the section titled “Executive Compensation—Summary Compensation Table.” Mr. Crisp resigned as our Chief Executive Officer and as a director, effective June 15, 2023.

	Fees Earned
	or Paid in	Option Awards	RSU Awards
Name	Cash($)	($)(1)	($)(2)	Total($)
Adrienne Elsner(3)	27,500	—	—	27,500
DeAnn Brunts(5)	100,000	—	200,000	300,000
J. Stephan Dolezalek(4)	60,000	—	200,000	260,000
Daniel Jacobi(5)	135,000	—	200,000	335,000
David J. Lee	60,000	—	200,000	260,000
Richard Mack(6)	32,333	—	530,000	562,333
Molly Montgomery	60,000	—	200,000	260,000
Craig Rohr	55,000	—	200,000	255,000
Linda Whitley-Taylor	60,000	—	200,000	260,000

(1)	No option awards were granted to our directors in 2023. As of December 31, 2023, the aggregate number of shares that were subject to option awards outstanding for each director was as follows: Ms. Elsner — 344,128, Ms. Brunts — 817,304, Mr. Jacobi — 397,898, Mr. Lee — 150,556 and Ms. Whitley-Taylor — 172,064.
(2)
The amounts included in this column represent the grant date fair value of RSU awards granted to our directors on August 11, 2023. Mr. Mack received an additional sign-on grant for joining the Board on June 15, 2023. Amounts shown do not reflect compensation actually received by our directors nor do they necessarily reflect the actual value that will be recognized by our directors. Instead, the amount shown is the grant date fair value of RSU awards granted to our directors computed in accordance with ASC Topic 718. The assumptions used to calculate the value of RSU awards are set forth in Note 19—Stock-Based Compensation to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. As of December 31, 2023, the following unvested RSU awards were held by each director listed in the table above: Ms. Elsner — 781,880, Ms. Brunts — 355,004, Mr. Dolezalek — 152,334, Mr. Jacobi — 206,257, Mr. Lee — 172,737, Mr. Mack — 372,907, Ms. Montgomery — 152,334, Mr. Rohr — 152,334, and Ms. Whitley-Taylor — 172,064. These amounts include Earn Out Awards held by Ms. Elsner, Ms. Brunts, Mr. Jacobi, Mr. Lee, and Ms. Whitley-Taylor, which are subject to both time- and performance-based vesting.

(3)	Ms. Elsner was appointed as our Interim Chief Executive Officer on June 15, 2023. She remains a director, but she has not received any compensation for her Board service since June 15, 2023. The table reflects Board fees paid to her in 2023 for her service as a director prior to June 15, 2023.
(4)	Pursuant to his employment agreement with Grosvenor Food & AgTech, where Mr. Dolezalek serves as a Managing Partner, Grosvenor Food & AgTech maintains the pecuniary interest in any compensation Mr. Dolezalek receives for his Board service. Accordingly, Mr. Dolezalek disclaims all such compensation to the extent of his pecuniary interest therein, if any.
(5)	Each of Ms. Brunts and Mr. Jacobi were paid an additional $50,000 in cash in recognition of their extra Board service in 2023, which required significant additional time commitment.
(6)	Mr. Mack was appointed to our Board on June 15, 2023.
Non-Employee Director Compensation Arrangements
Employee directors receive no additional compensation for their Board service. We also reimburse our directors for their reasonable out-of-pocket expenses in connection with attending meetings of our Board and its standing committees. The non-employee director compensation program is intended to provide a total compensation package that enables us to attract and retain qualified and experienced individuals to serve as directors and to align our directors’ interests with those of our stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Unless otherwise indicated in the footnotes below, the following table sets forth information regarding the actual beneficial ownership of our Common Stock as of April 15, 2024 (the “Ownership Date”):

●	each person who is known to us to own beneficially more than 5% of our outstanding shares of common stock;
●	each of our executive officers and directors; and
●	all of our executive officers and directors as a group.
Beneficial ownership is based on 211,998,120 shares of our Common Stock issued and outstanding on the Ownership Date and is determined according to SEC rules, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security. Shares of our Common Stock subject to (i) options and warrants that are currently exercisable or that are exercisable within 60 days of the Ownership Date and (ii) outstanding equity awards that are subject to vesting within 60 days of the Ownership Date are deemed beneficially owned, and such shares are used in computing the percentage ownership of the person holding the awards but are not deemed outstanding for the purpose of computing the percentage ownership of any other person.
For the avoidance of doubt, the table below also includes certain restricted shares of Common Stock that were issued upon the closing of the Merger Agreement, which are currently held in escrow subject to forfeiture pending the achievement of certain milestones related to the share price of our Common Stock detailed in the Merger Agreement (the “Earn Out Shares”). Unless otherwise indicated and subject to applicable community property laws, our Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them. The inclusion of any shares in the table does not constitute an admission of beneficial ownership of those shares. Further, we have relied on Schedules 13D, 13G and Forms 4 filed with the SEC as of the Ownership Date in reporting the number of shares of our Common Stock beneficially owned by the 5% or greater stockholders, as well as other information provided by such stockholders.

	Number of
	Shares of	Percentage
	Common	of
	Stock	Outstanding
	Beneficially	Common
Name and Address of Beneficial Owners(1)	Owned	Stock
5% Stockholders:
GV(2)	17,849,461	8.4%
Argonautic Ventures(3)	16,053,474	7.6%
BlackRock, Inc.(4)	15,854,373	7.6%
Mercury(5)	13,444,888	6.3%
Grosvenor Food & AgTech US Inc.(6)	11,679,899	5.5%
Builders Vision, LLC(7)	11,631,756	5.5%
Prelude Fund, LP(8)	11,050,714	5.2%
Directors and Executive Officers:
Adrienne Elsner(9)	1,405,997	*
DeAnn Brunts(10)	941,042	*
Craig Rohr	497,078	*
Jason Bull(11)	490,321	*
Daniel Jacobi(12)	459,767	*
David J. Lee(13)	240,629	*
Linda Whitley-Taylor(14)	233,933	*
Yevgeny Fundler(15)	185,190	*
J. Stephan Dolezalek(16)	106,523	*
Molly Montgomery	74,529	*
Richard Mack	—	*
Susan Keefe	—	*
All Directors and Executive Officers as a group (12 individuals)	4,554,355	2.1%

*	Less than one percent
	(1)	Unless otherwise noted, the business address of each of our executive officers and directors is c/o Benson Hill, Inc., 1001 North Warson Road, Suite 300, St. Louis, MO 63132.
	(2)	Represents 11,310,238 shares of our Common Stock held by GV 2017, L.P., 6,339,223 shares of our Common Stock held by GV 2019, L.P., and 200,000 warrants exercisable for an equal number of shares of our Common Stock held by GV 2017, L.P. as of the Ownership Date. Of the aforementioned securities, 1,443,064 of the shares of our Common Stock held by GV 2017, L.P. and 854,126 of the shares of our Common Stock held by GV 2019, L.P. are held in an escrow account and subject to an earn-out contingency until the achievement of certain stock price targets pursuant to our Company’s Issuer’s business combination on September 29, 2021. GV 2017 GP, L.P. (the general partner of GV 2017, L.P.), GV 2017 GP, L.L.C. (the general partner of GV 2017 GP, L.P.), Alphabet Holdings LLC (the sole member of GV 2017 GP, L.L.C.), XXVI Holdings Inc. (the sole member of Alphabet Holdings LLC) and Alphabet Inc. (the controlling stockholder of XXVI Holdings Inc.) may each be deemed to have sole voting and investment power over the securities held by GV 2017, L.P. GV 2019 GP, L.P. (the general partner of GV 2019, L.P.), GV 2019 GP, L.L.C., (the general partner of GV 2019 GP, L.P.), Alphabet Holdings LLC (the sole member of GV 2019 GP, L.L.C.), XXVI Holdings Inc. (the sole member of Alphabet Holdings LLC) and Alphabet Inc. (the controlling stockholder of XXVI Holdings Inc.) may each be deemed to have sole voting and investment power over the securities held by GV 2019, L.P. The principal business address of GV 2017, L.P., GV 2017 GP, L.P., GV 2017 GP, L.L.C., GV 2019, L.P., GV 2019 GP, L.P., GV 2019 GP, L.L.C., Alphabet Holdings LLC, XXVI Holdings Inc. and Alphabet Inc. is 1600 Amphitheatre Parkway, Mountain View, CA 94043.

(3)	Represents 16,053,474 shares of our Common Stock, consisting of 4,650,000 shares of our Common Stock held by Argonautic Ventures Master SPC (for and on behalf of Argonautic Vertical Series Benson Hill SS Fund III SP) and 11,403,474 shares of our Common Stock held by Argonautic Ventures Master SPC (for and on behalf of Argonautic Vertical Series Benson Hill SS Funds II SP). Of the aforementioned securities, 1,536,468 of the shares of our Common Stock held by Argonautic Ventures Master SPC (for and on behalf of Argonautic Vertical Series Benson Hill SS Funds II SP) are subject to an earn-out contingency until the achievement of certain stock price targets pursuant to our Company’s Issuer’s business combination on September 29, 2021. Chiu Wing Nga Rita holds a direct or indirect interest in Argonautic Ventures Master SPC (for and on behalf of Argonautic Vertical Series Benson Hill SS Fund II SP) and Argonautic Ventures Master SPC (for and on behalf of Argonautic Vertical Series Benson Hill SS Funds II SP) and may be deemed to have beneficial ownership of the securities held directly by such entities. Ms. Chiu disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest she may have therein, directly or indirectly. The address for Argonautic Ventures Master SPC is 2/f, Strathvale House, 90 North Church Street, P.O. Box 1103, George Town, Grand Cayman KY1-1102, Cayman Islands.
(4)	Represents 15,854,373 shares of our Common Stock held by BlackRock, Inc. and its subsidiaries. The address of BlackRock, Inc. is 50 Hudson Yards, New York, NY 10001. Based solely on a Schedule 13G/A filed by BlackRock, Inc. with the SEC on January 26, 2024.
(5)	Represents (i) 306,518 shares of our Common Stock, including 3,000 shares of our Common Stock issuable upon exercise of warrants held by Mercury Fund III Affiliates, L.P., (ii) 6,505,172 shares of our Common Stock, including 63,666 shares of our Common Stock issuable upon exercise of warrants held by Mercury Fund Ventures III, L.P., and (iii) 6,633,198 shares of our Common Stock, including 366,666 shares of our Common Stock issuable upon exercise of warrants held by Mercury Camelback Fund LLC. The general partner of Mercury Fund III Affiliates, L.P. and Mercury Fund Ventures III, L.P. is Mercury Fund Partners III, L.P. The managing member of Mercury Camelback Fund, LLC is Mercury Partners Management LLC. Adrian Fortino, Blair Garrou, Aziz Gilani, and Dan Watkins manage Mercury Camelback Fund, LLC, Mercury Fund Affiliates III, L.P., Mercury Fund Ventures III, L.P. and Mercury Fund Partners III, L.P. and may be deemed to have or share beneficial ownership of the securities held directly by such entities. Each such person disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly. The address for Mercury is 3737 Buffalo Speedway, Suite 1750, Houston, TX 77098.
(6)	Represents 11,679,899 shares of our Common Stock (including 766,666 shares of our Common Stock issuable upon exercise of warrants) held by Grosvenor Food & AgTech US Inc. (f/k/a Wheatsheaf Group U.S., Inc.). Grosvenor Food & AgTech US Inc. is wholly owned by Grosvenor Food & AgTech Limited. Voting and investment power with respect to the shares held by Grosvenor Food & AgTech US Inc. may be exercised in whole or in part by J. Stephan Dolezalek, Anthony James, Montell Bayer, Katrin Burt, Fiona Emmett, William Kendall, Jonathon Bond, Robert Davis, Mark Preston, Stefano Rettore, and Alexander Scott, who are the directors of Grosvenor Food & AgTech Limited. The majority of the shares in Grosvenor Food & AgTech Limited are held by trusts and trustees for the benefit of the current and future generations of the Grosvenor family, headed by the Duke of Westminster. These trusts are based in the United Kingdom. The address of Grosvenor Food & AgTech US Inc. is 838 Walker Road, Suite 21-2, Dover, DE 19904. Mr. Dolezalek has been a member of our Board since September 29, 2021. Pursuant to his employment arrangement with Grosvenor Food & AgTech, where Mr. Dolezalek serves as a Managing Partner, Grosvenor Food & AgTech maintains the pecuniary interest in any compensation Mr. Dolezalek receives for his Board service. Accordingly, Mr. Dolezalek disclaims all beneficial ownership in the shares of our Common Stock that he holds to the extent of his pecuniary interest therein, if any.
(7)	Represents 11,631,755 shares of our Common Stock, consisting of (i) 1,782,605 shares of our Common Stock held by S2G Ventures Fund I, L.P., (ii) 5,859,532 shares of our Common Stock held by S2G Ventures Fund II, L.P., and (iii) 3,989,619 shares of our Common Stock, including 138,889 shares of our Common Stock issuable upon the exercise of 416,666 warrants, held by S2G Builders Food & Agriculture Fund III, LP. Builders Vision, LLC either serves as or controls the General Partner of each of the S2G Ventures entities. Lukas T. Walton controls Builders Vision and S2G Ventures and may be deemed to have beneficial ownership of the securities held directly by such entities. Each of the foregoing disclaims beneficial ownership of the reported shares other than to the extent of any pecuniary interest he or it may have therein. The address for Builders Vision, LLC is 110 N.W. 2nd Street, Suite 300, Bentonville, AR 72172.

(8)	Represents 11,050,714 shares of our Common Stock held by Prelude Fund, LP. Prelude Ventures LLC is the general partner of Prelude Fund, LP and may be deemed to have beneficial ownership of the securities held directly by Prelude Fund, LP. Mark Cupta, Matt Eggers, Gabriel Kra, and Tim Woodward are the managing directors of Prelude Ventures LLC and may be deemed to have or share beneficial ownership of the securities held directly by Prelude Fund, LP. Each such entity or person disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly. The address for Prelude Fund, LP is One Ferry Building, Suite 300, San Francisco, CA 94111.
(9)	Includes 344,128 shares of our Common Stock underlying options exercisable within 60 days of the Ownership Date held by Ms. Elsner.
(10)	Includes 817,304 shares of our Common Stock underlying options exercisable within 60 days of the Ownership Date held by Ms Brunts.
(11)	Includes 416,717 shares of our Common Stock underlying options exercisable within 60 days of the Ownership Date held by Mr. Bull.
(12)	Includes 397,898 shares of our Common Stock underlying options exercisable within 60 days of the Ownership Date held by Mr. Jacobi.
(13)	Includes 150,556 shares of our Common Stock underlying options exercisable within 60 days of the Ownership Date held by Mr. Lee. Also includes 3,348 Earn Out Shares held by Mr. Lee.
(14)	Includes 172,064 shares of our Common Stock underlying options exercisable within 60 days of the Ownership Date held by Ms. Whitley-Taylor.
(15)	Includes 107,540 shares of our Common Stock underlying options exercisable within 60 days of the Ownership Date held by Mr. Fundler.
(16)	Mr. Dolezalek is employed by Grosvenor Food & AgTech US Inc., which participated in our March 2022 PIPE transaction and which, as of the Ownership Date, beneficially owned approximately 5.5% of our Common Stock. Pursuant to his employment arrangement with Grosvenor Food & AgTech, where Mr. Dolezalek serves as a Managing Partner, Grosvenor Food & AgTech maintains the pecuniary interest in any compensation Mr. Dolezalek receives for his Board service. Accordingly, Mr. Dolezalek disclaims all beneficial ownership in the shares of our Common Stock that he holds to the extent of his pecuniary interest therein, if any.
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

●
Benson Hill 2021 Omnibus Incentive Plan. In connection with the Merger, our stockholders approved the Omnibus Plan, which replaced the SIP with respect to future equity grants. The Omnibus Plan reserves 4% of the shares of our Common Stock outstanding as of the Merger Closing for awards to be issued under the Omnibus Plan (which includes the Exercise Price Options), plus a number of shares of our Common Stock to be used for the issuance of Earn Out Awards under the Omnibus Plan. In addition, the pool will increase on January 1 of each year from 2023 to 2031 by 3% of the total number of shares of our Common Stock outstanding on the last day of the prior calendar year; provided, that the Omnibus Plan’s administrator does not act prior to the January 1st of a given year to provide that there will be no increase in the share reserve for that year, or that the increase in the share reserve will be smaller than as provided in the Omnibus Plan. The purpose of the Omnibus Plan is to advance the interests of Benson Hill and our stockholders by providing an incentive program that will enable Benson Hill to attract, retain and award employees, consultants and directors and to provide them with an equity interest in the growth and profitability of Benson Hill. These incentives are provided through the grant of stock options, stock appreciation rights, restricted stock, RSUs, performance shares, performance units, other stock-based awards and cash-based awards. Future awards will be granted at the discretion of Benson Hill.

●
Benson Hill 2022 Employee Stock Purchase Plan. Beginning in the third quarter of 2022, our Company implemented an employee stock purchase plan (the “ESPP”) that allows eligible employees to acquire shares of our Company’s Common Stock at a 15% discount from the lesser of the closing sales price of our Company’s Common Stock on first and final day of the applicable offering period. The ESPP is a qualified plan under Section 423 of the Code. A total of 5,000,000 shares of our Common Stock are reserved for issuance under the ESPP. Based upon current trends, our Company anticipates the number of shares available for issuance under the ESPP will support the grant of options until at least seven years from the effective date of the ESPP up to its 10-year term. Shares available for issuance under the ESPP may consist of options under the ESPP which have not yet been exercised, and authorized but unissued shares of our Common Stock not yet placed under option. The purpose of the ESPP is to provide a means by which eligible employees of Benson Hill and any designated subsidiaries may be given an opportunity to purchase shares of our Common Stock through accumulated payroll deductions in order to assist Benson Hill in retaining the services of current eligible employees, to secure and retain the services of new employees, and to provide incentives for such persons to exert maximum efforts for our success.

●
Benson Hill 2023 Long Term Incentive Program. On March 1, 2023, our Compensation Committee approved the 2023 Long-Term Incentive Program (the “LTIP”), in which our Company’s NEOs may participate. Under the LTIP, participants are eligible to be granted certain stock-based incentive awards, including time-vested RSUs and/or performance-vested RSUs. Any such stock-based awards will be issued pursuant to and subject to the terms of our Omnibus Plan and an award agreement executed thereunder. The number of RSUs a participating employee will be eligible to receive pursuant the LTIP will be determined based on a target percentage of the participating employee’s base pay and an individual performance factor. RSUs granted under the LTIP will vest annually over a three-year period commencing on the vesting start date and, for some senior executives, the RSUs may vest upon the attainment of predetermined Company performance goals in addition to time vesting. Pursuant to the LTIP, our Compensation Committee will retain broad authority to administer the LTIP and to exercise discretion in connection with awards and other determinations made thereunder.

The following table presents information as of December 31, 2023 with respect to compensation plans under which shares of our Common Stock may be issued.

	(a)		(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights ($)(1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
Equity compensation plans approved by security holders
2012 Stock Incentive Plan	5,130,833	(2)	4.32	—
2021 Omnibus Incentive Plan	16,138,147	(3)	1.64	5,066,129
Equity compensation plans not approved by security holders	—		—	—
Total	22,268,980		3.57	5,066,129

(1)	The weighted average exercise price does not take into account the shares underlying outstanding RSUs, including performance RSUs, which have no exercise price.
(2)	Includes 5,130,833 shares subject to outstanding stock options and no shares subject to outstanding RSUs.
(3)	Includes 1,975,507 shares subject to outstanding stock options, 8,089,626 shares subject to outstanding RSUs, and 6,073,014 shares subject to outstanding PSUs.
Potential Payments Upon Termination or Change in Control
Pursuant to his Employment Agreement, Mr. Bull is eligible for salary continuation payments upon a separation where our Company elects to bind him to a two-year post-termination non-compete covenant (as summarized above in the section titled “Executive Compensation—Employment Agreements”).
Pursuant to the terms of the CEO Employment Agreement, in the event Ms. Elsner is terminated by our Company without cause or by Ms. Elsner for good reason, Ms. Elsner is entitled to (i) the base salary until the first anniversary of the date of resignation or termination, (ii) a lump sum amount equal to the annual bonus earned prior to termination; (iii) a lump sum amount equal to the remaining annual bonus assuming performance targets were satisfied; (iv) reimbursement of COBRA continuation coverage premiums for Ms. Elsner and Ms. Elsner’s dependents through the earliest of 18 months, the maximum COBRA period, or the date on which Ms. Elsner becomes eligible under another group health plan; (v) a lump sum equal to the amount equivalent to the cost of six months of COBRA premiums, grossed up for taxes, if Ms. Elsner has not become eligible for coverage under other group health coverage on the 18 month anniversary of the termination; and (vi) equity awards subject to time-based vesting will become vested to the extent such awards would be vested had Ms. Elsner remained employed.
If the resignation or termination occurs within twelve months following a Change in Control, or if the circumstances that ultimately give rise to the resignation or termination occur within the three months prior to a Change in Control, Ms. Elsner is entitled to (i) receive six additional months of Base Salary severance payments; (ii) any bonus payable will be paid for the full year not prorated; and (iii) unvested outstanding equity awards will be treated as provided in the applicable award agreement. In the event Ms. Elsner’s employment is terminated due to death or disability, Ms. Elsner is entitled to (i) all Accrued Amounts (as defined in the CEO Employment Agreement); and (ii) equity awards subject to time-based vesting will become vested to the extent such awards would be vested. For more information, see the section titled “Executive Compensation—Employment Agreements.”

The Benson Hill, Inc. Executive Severance Plan (the “Severance Plan”) provides severance benefits (subject to execution of a release of claims in favor of Benson Hill and the participant’s continued compliance with certain restrictive covenants) to participating eligible employees, including executive officers not party to an individual employment agreement with Benson Hill, following a Qualifying Termination (as defined in the Severance Plan), including accrued benefits, salary continuation and COBRA premium reimbursements for a period of time determined based on the participant’s level in the organization and a prorated bonus for the year of such Qualifying Termination. Additionally, if certain senior executive participants experience a Qualifying Termination in the 12 months following a Change in Control (as defined in the Omnibus Plan), such participants will be eligible for additional salary continuation, full-vesting of any outstanding time-based equity awards, and the price per share implied in the Change in Control will be deemed to be the price per share for performance vesting purposes to the extent applicable to the performance target.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Certain Relationships and Related Transactions
Since January 1, 2023, there has not been, nor is there currently proposed, any transaction, in which:

●	Benson Hill has been or is to be a participant;
●	the amount involved exceeded or will exceed $120,000; and
●	any of Benson Hill’s directors or executive officers or beneficial holders of more than 5% of Benson Hill’s capital stock, or any immediate family member of, or person sharing the household with, any of these individuals (a “related party”), had or will have a direct or material interest.
In accordance with its charter, our Audit and Risk Committee reviews all related party transactions. We have a written policy governing the review of related party transactions, which are transactions that are required to be disclosed pursuant to Item 404 of Regulation S-K promulgated under the Exchange Act. Any transaction involving any related party is subject to the review and approval process described in the policy. Pursuant to the policy, our Audit and Risk Committee reviews the material facts in determining whether or not to approve or ratify such a transaction.
Director Independence
Our Board has determined that, with the exceptions of Ms. Elsner and Ms. Brunts, (i) each of the members of our Board is “independent,” and (ii) our Board consists of a majority of “independent directors,” as those terms are defined under the current NYSE listing standards and SEC rules and regulations. Our Board has also determined that all members of our Audit and Risk Committee, Compensation Committee and Sustainability and Governance Committee are independent, and satisfy the relevant NYSE and SEC independence requirements for such committees. In making these determinations about the independence of our directors, our Board considered the relationships that each director has with Benson Hill and our management and all other facts and circumstances our Board deemed relevant in determining independence. With respect to Mr. Dolezalek, this determination included consideration of his current employment at Grosvenor Food & AgTech, previously called Wheatsheaf Group, LLC, which through its wholly-owned subsidiary Wheatsheaf Group U.S. Inc. participated in our March 2022 PIPE transaction and which, as of April 15, 2024, beneficially owned approximately 5.5% of our Common Stock. With respect to Ms. Montgomery, this determination included consideration of her current employment as the Acting Chief Executive Officer and Executive Chairperson of New AeroFarms, a portfolio company of Grosvenor Food & AgTech, and her role as a Venture Partner (independent contractor) with Grosvenor Food & AgTech. With respect to Mr. Rohr, this determination included consideration of his previous employment at Magnetar Capital, and the participation in our March 2022 PIPE transaction by affiliates of Magnetar Capital.
In addition, Audit and Risk Committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Exchange Act. In order to be considered independent for purposes of Rule 10A-3, a member of an Audit and Risk Committee of a listed company may not, other than in such member’s capacity as a member of our Audit and Risk Committee, our Board or any other committee thereof, (i) accept, directly or indirectly, any consulting, advisory or other compensatory fee from the listed company or any of its subsidiaries or (ii) be an affiliated person of the listed company or any of its subsidiaries.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Independent Registered Public Accounting Firm Fees and Services
The following is a summary of the fees billed to us by Ernst & Young LLP (PCAOB ID: 42) of St. Louis, Missouri for professional services rendered for the fiscal years ended December 31, 2023 and 2022.

	Years Ended December 31,
	2023	2022
Audit fees	$1,980,660	$2,679,564
Audit related fees	$—	$—
Tax fees	$—	$—
All other fees	$—	$—
Total fees	$1,980,660	$2,679,564
Policy on Audit and Risk Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm
Our Audit and Risk Committee’s policy is to pre-approve all audit and permissible non-audit services provided by our independent registered public accounting firm, the scope of services provided by our independent registered public accounting firm and the fees for the services to be performed. These services may include audit services, audit-related services, tax services and other services. Pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Our independent registered public accounting firm and management are required to periodically report to our Audit and Risk Committee regarding the extent of services provided by our independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date.
Report of the Audit and Risk Committee
The information contained in the following report of our Audit and Risk Committee is not considered to be “soliciting material,” “filed” or incorporated by reference in any past or future filing by us under the Exchange Act or the Securities Act unless and only to the extent that we specifically incorporate it by reference.
Our Audit and Risk Committee has reviewed and discussed with our management and Ernst & Young LLP (“EY”), our audited consolidated financial statements for the fiscal year ended December 31, 2023. Our Audit and Risk Committee has also discussed with EY the matters required to be discussed by the applicable requirements of the Public Company Accounting Oversight Board, or the PCAOB, and the SEC.
Our Audit and Risk Committee has received and reviewed the written disclosures and the letter from EY required by applicable requirements of the PCAOB regarding the independent accountant’s communications with our Audit and Risk Committee concerning independence, and has discussed with EY its independence from us.
Based on the review and discussions referred to above, our Audit and Risk Committee recommended to our Board that the audited consolidated financial statements be included in our annual report on Form 10-K for the fiscal year ended December 31, 2023 for filing with the SEC.
Submitted by the Audit and Risk Committee
David J. Lee, Chair
Richard Mack
Craig Rohr

PART IV
ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1)    Financial Statements and Schedules:
No financial statement or supplemental data are filed with this report on Form 10-K/A. See Index to Financial Statements and Supplemental Data of the Original 10-K filed on March 15, 2024.
(2)    Exhibits:
The exhibits required to be filed by Item 15 are set forth in, and filed with or incorporated by reference in, the “Exhibit Index” of the Original 10-K. The attached list of exhibits in the “Exhibit Index” sets forth the additional exhibits required to be filed with this Amendment and is incorporated herein by reference in response to this item.

Exhibit No.	Description
31.3*	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.
31.4*	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
* Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BENSON HILL, INC. (Registrant)

By:	/s/ Adrienne Elsner
	Name:	Adrienne Elsner
	Title:	Chief Executive Officer
Date: April 26, 2024