Form 10-Q
period 2024-03-31
Benson Hill, Inc.
filed 2024-05-09
CIK 1830210

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 7, 2024, 212,007,581 shares of the registrant’s Common Stock, par value $0.0001, were issued and outstanding.

Benson Hill, Inc.

Part I - Financial Information
Item 1. Financial Statements
Benson Hill, Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(In Thousands, Except Per Share Data)

	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$6,646	$8,934
Marketable securities	23,852	32,852
Accounts receivable, net	5,835	6,810
Inventories, net	14,970	14,860
Prepaid expenses and other current assets	17,580	8,121
Current assets of discontinued operations	16,844	103,177
Total current assets	85,727	174,754
Property and equipment, net	25,056	26,533
Finance lease right-of-use assets, net	57,579	59,245
Operating lease right-of-use assets	2,879	2,934
Intangible assets, net	5,087	5,226
Other assets	8,959	6,072
Total assets	$185,287	$274,764

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,106	$4,397
Finance lease liabilities, current portion	4,210	3,705
Operating lease liabilities, current portion	884	842
Long-term debt, current portion	1,897	55,201
Accrued expenses and other current liabilities	20,373	21,352
Current liabilities of discontinued operations	632	18,802
Total current liabilities	35,102	104,299
Long-term debt, less current portion	4,874	5,250
Finance lease liabilities, less current portion	72,540	73,682
Operating lease liabilities, less current portion	4,081	4,299
Warrant liabilities	1,418	1,186
Conversion option liabilities	—	5
Other non-current liabilities	26	—
Total liabilities	118,041	188,721
Stockholders’ equity:
Common stock, $0.0001 par value, 440,000 and 440,000 shares authorized, 211,841 and 208,395 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	21	21
Additional paid-in capital	612,865	611,477
Accumulated deficit	(545,069)	(523,786)
Accumulated other comprehensive loss	(571)	(1,669)
Total stockholders’ equity	67,246	86,043
Total liabilities and stockholders’ equity	$185,287	$274,764
See accompanying notes to the condensed consolidated financial statements (unaudited).

Benson Hill, Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(In Thousands, Except Per Share Data)

	Three Months Ended March 31,
	2024	2023
Revenues	21,133	48,667
Cost of sales	15,895	44,024
Gross profit	5,238	4,643
Operating expenses:
Research and development	6,941	12,642
Selling, general and administrative expenses	14,828	13,227
Total operating expenses	21,769	25,869
Loss from operations	(16,531)	(21,226)
Other (income) expense:
Interest expense, net	8,596	6,372
Changes in fair value of warrants and conversion option	227	(21,696)
Other expense, net	960	868
Total other (income) expense, net	9,783	(14,456)
Net loss from continuing operations before income taxes	(26,314)	(6,770)
Income tax expense	—	15
Net loss from continuing operations, net of income taxes	$(26,314)	$(6,785)
Net income from discontinued operations, net of income taxes (refer to Note 3, Discontinued Operations)	5,031	3,731
Net loss attributable to common stockholders	$(21,283)	$(3,054)

Net loss per common share:
Basic and diluted net loss per common share from continuing operations	$(0.14)	$(0.04)
Basic and diluted net income per common share from discontinued operations	$0.03	$0.02
Basic and diluted total net loss per common share	$(0.11)	$(0.02)
Weighted average shares outstanding:
Basic and diluted weighted average shares outstanding	190,997	187,113
See accompanying notes to the condensed consolidated financial statements (unaudited).

Benson Hill, Inc.
Condensed Consolidated Statements of Comprehensive Loss (Unaudited)
(In Thousands)

	Three Months Ended March 31,
	2024	2023
Net loss attributable to common stockholders	$(21,283)	$(3,054)
Other comprehensive income (loss):
Foreign currency translation adjustment	(13)	—
Change in fair value of available-for-sale marketable securities, net of deferred taxes	1,111	856
Total other comprehensive income	1,098	856
Total comprehensive loss	$(20,185)	$(2,198)
See accompanying notes to the condensed consolidated financial statements (unaudited).

Benson Hill, Inc.
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
(In Thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2023	208,395	$21	$611,477	$(523,786)	$(1,669)	$86,043
Stock option exercises, net	3,446	—	95	—	—	95
Stock-based compensation expense	—	—	1,293	—	—	1,293
Comprehensive income (loss)	—	—	—	(21,283)	1,098	(20,185)
Balance as of March 31, 2024	211,841	$21	$612,865	$(545,069)	$(571)	$67,246

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2022	206,668	$21	$609,450	$(408,474)	$(7,095)	$193,902
Stock option exercises, net	791	—	121	—	—	121
Stock-based compensation expense	—	—	2,814	—	—	2,814
Comprehensive income (loss)	—	—	—	(3,054)	856	(2,198)
Balance as of March 31, 2023	207,459	$21	$612,385	$(411,528)	$(6,239)	$194,639
See accompanying notes to the condensed consolidated financial statements (unaudited).

Benson Hill, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In Thousands)

	Three Months Ended March 31,
	2024	2023
Operating activities
Net loss	$(21,283)	$(3,054)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,226	5,263
Stock-based compensation expense	1,276	2,814
Bad debt expense	19	(228)
Changes in fair value of warrants and conversion option	227	(21,696)
Accretion and amortization related to financing activities	6,191	2,018
Realized losses on sale of marketable securities	1,155	1,050
Other	(2,834)	650
Changes in operating assets and liabilities:
Accounts receivable	2,594	(1,188)
Inventories	5,501	11,663
Other assets and other liabilities	(4,820)	(1,289)
Accounts payable	(5,061)	(18,471)
Accrued expenses	(2,236)	(15,225)
Net cash used in operating activities	(15,045)	(37,693)
Investing activities
Purchases of marketable securities	(29,541)	(23,277)
Proceeds from maturities of marketable securities	14,263	25,997
Proceeds from sales of marketable securities	24,387	38,927
Purchase of property and equipment	(409)	(2,680)
Proceeds from divestiture of discontinued operations	57,713	—
Other	2	27
Net cash provided by investing activities	66,415	38,994
Financing activities
Repayments of long-term debt	(59,871)	(843)
Payments of debt issuance costs	—	(2,000)
Borrowing under revolving line of credit	1,708	—
Repayments under revolving line of credit	(1,708)	—
Payments of finance lease obligations	(987)	(794)
Proceeds from exercise of stock awards, net of withholding taxes	95	122
Net cash used in financing activities	(60,763)	(3,515)
Effect of exchange rate changes on cash	(13)	—
Net decrease in cash and cash equivalents	(9,406)	(2,214)
Cash, cash equivalents and restricted cash, beginning of period	16,081	43,321
Cash, cash equivalents and restricted cash, end of period	$6,675	$41,107

Supplemental disclosure of cash flow information
Cash paid for interest	$2,772	$4,698
Supplemental disclosure of non-cash activities
Purchases of property and equipment included in liabilities	$21	$326
See accompanying notes to the condensed consolidated financial statements (unaudited).

Benson Hill, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
(In Thousands, Except Per Share Amounts)
1. Description of Business
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
Moving to an asset-light business model enables Benson Hill to focus on our research and development competitive advantage. We participate across the value chain with partnerships that are more efficient to scale acreage, require less operating expense and are more capital efficient. This model will continue to enable us to solve end user challenges with seed innovation. As we analyze the asset-light business model across the value chain, there are three opportunities to monetize Benson Hill’s technology. First, licensing our germplasm to seed companies. Second, direct seed sales to farmers. And third, through technology access fees and value-based royalties from seed companies, processors and end users.
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
For the three months ended March 31, 2024, our Company incurred a net loss from continuing operations of $26,314 and had negative cash flows from operating activities of $15,045 and capital expenditures of $409. As of March 31, 2024, we had cash and marketable securities of $30,498. Furthermore, as of March 31, 2024, our Company had an accumulated deficit of $545,069 and term debt and notes payable of $6,771, which are subject to repayment terms and covenants further described in Note 8, Debt in this report. These factors, coupled with working capital needs and expected capital expenditures indicated that, without further action, our forecasted cash flows would not be sufficient for us to meet our contractual commitments and obligations as they came due in the ordinary course of business for 12 months after the date the consolidated financial statements are issued. Therefore, there is substantial doubt about our ability to continue as a going concern within one year after the date the financial statements are issued. The accompanying financial statements have been prepared on a basis that assumes that the Company will continue as a going concern, and do not include any adjustments that may result from the outcome of this uncertainty. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of the Company’s liabilities and commitments in the normal course of business and does not include any adjustments to reflect the possible future effects of the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.
On February 13, 2024, we completed the sale of our soy crushing facility in Creston, Iowa, and used the proceeds to fully retire the Convertible Notes Payable. We paid an aggregate amount of $58,964, in full payment of our outstanding obligations under the Convertible Notes Payable. Refer to Note 8, Debt in this report for further details. Since our inception, we have incurred significant losses primarily to fund investment into technology and costs associated with early-stage commercialization of our products. In order to generate sufficient cash to offset the costs of funding continued investment in technology and to fund operations more broadly, our Company will be required to raise additional capital and identify additional sources of revenue, including from collaborative arrangements or joint operating activities, partnerships and licensing opportunities.

Benson Hill, Inc.
Notes to the Condensed Consolidated Financial Statements (continued)
(Unaudited)
(In Thousands, Except Per Share Data)
We have taken steps to alleviate the substantial doubt noted above. As mentioned above, during the first quarter of 2024, we sold our soybean processing facilities located in Creston, Iowa and utilized proceeds from the sales, in combination with restricted cash, to fully retire our obligations under the Convertible Notes Payable. We are decreasing cash required for our operations by reducing operating costs and reducing staff levels. We incurred severance costs of $1,859 for the three months ended March 31, 2024, included within selling, general and administrative expenses and net income from discontinued operations, net of income taxes, on our consolidated statements of operations. On May 7, 2024, the Company’s indirect wholly-owned subsidiary Dakota Dry Bean Inc. (“DDB”) amended and restated its credit facility, including to increase its term loan to $15.8 million and to extend the maturity date to April 2029. Refer to Note 15—Subsequent Events in this report for further details. In addition, we are working to manage our current liabilities while we continue to make changes in operations to improve our cash flow and liquidity position. Our liquidity plans and operating budget include further actions aimed at improving operating efficiencies by reducing certain operating costs, restructuring certain parts of our organization, exploring strategic alternatives, divesting our assets, supplementing cash needs by selling additional shares of our common stock or securities convertible into common stock to the public through our shelf registration statement, or otherwise, or obtaining alternative forms of financing which may or may not be dilutive. There are no guarantees that we will achieve any of these plans, which involve risks and uncertainties, or that our achievement of any of these plans will sufficiently address our substantial doubt about our ability to continue as a going concern.
2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial reporting and SEC regulations. The unaudited condensed consolidated financial statements include the accounts of our Company and our wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year ended December 31, 2024. A description of our significant accounting policies is included in the notes to our audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2023. These unaudited condensed consolidated financial statements should be read in conjunction with the December 31, 2023 audited consolidated financial statements and the notes thereto.
Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and an Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).
Certain prior period balances have been reclassified to conform to the current period presentation in the unaudited condensed consolidated financial statements and the accompanying notes. All dollar amounts, share units and commodity quantities are in thousands, except per share amounts, unless otherwise noted. This includes reporting financial results for former Fresh Segment and Seymour, Indiana and Creston, Iowa processing facilities as discontinued operations (See Note 3, Discontinued Operations) for all periods presented.
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
We will remain an emerging growth company under the JOBS Act until the earliest of (a) December 31, 2026, (b) the last date of our fiscal year in which we have total annual gross revenue of at least $1.235 billion, (c) the date on which we are deemed to be a “large accelerated filer” under the SEC rules with at least $700.0 million of outstanding securities held by non-affiliates or (d) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the previous three years.
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
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets, inclusive of $29 and $2,796 of cash and cash equivalents reported within current assets of discontinued operations as of March 31, 2024 and March 31, 2023 to the amounts shown in the condensed consolidated statements of cash flows.

	March 31, 2024	March 31, 2023
Cash and cash equivalents	$6,646	$16,048
Restricted cash, current	—	17,912
Cash and cash equivalents reported in current assets of discontinued operations	29	7,147
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$6,675	$41,107
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
For the quarter ended March 31, 2024, we determined there was no impairment of our intangible assets. However, we are currently exploring a broad strategic review of our business which could result in us being unable to recover all or a portion of the carrying value of our intangible assets. The amount and timing of any impairment charge would depend on a number of factors including the structure, timing, and scope of any assets disposed in any future transactions.
Impairment of Long-lived Assets
We review long-lived assets, including lease right-of-use assets, for impairment whenever events or changes in circumstances indicate that an asset group’s carrying amount may not be recoverable. We conduct our long-lived asset impairment analysis in accordance with ASC 360-10, Impairment or Disposal of Long-Lived Assets, which requires us to group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of the undiscounted future cash flows. If the undiscounted cash flows do not indicate the carrying amount of the asset group is recoverable, an impairment charge is measured as the amount by which the carrying amount of the asset group exceeds its fair value. We conducted a review of our long-lived assets as of March 31, 2024 and determined that the carrying value of our assets is recoverable and no impairment charge was necessary. We are currently executing a transition of our business model which could further result in us being unable to recover all or a portion of the remaining carrying value of our long-lived assets.

Benson Hill, Inc.
Notes to the Condensed Consolidated Financial Statements (continued)
(Unaudited)
(In Thousands, Except Per Share Data)

Recently Issued Accounting Guidance Not Yet Effective
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”). The standard requires all entities to disclose specific categories in the rate reconciliation, income taxes paid, and other income tax information. For public business entities, the amendments in ASU 2023-09 are effective for annual periods beginning after December 15, 2024. Early adoption is permitted. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.
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
3.Discontinued Operations
Sale of Seymour, Indiana and Creston, Iowa Facilities
On October 31, 2023, the Company sold our soybean processing facility located in Seymour, Indiana, together with certain related assets, for approximately $35,397 of total gross proceeds, subject to certain adjustments, including an adjustment for inventory and other working capital (the “Seymour Sale”). Upon closing the Seymour Sale, we recorded a gain on the sale of $18,970 for the year ended December 31, 2023.
On February 13, 2024, we sold all of our interests in a wholly-owned subsidiary, Benson Hill Ingredients, LLC (“BHI”), which owns and operates a soybean processing facility in Creston, Iowa, to White River Creston, LLC (the “Purchaser”) for $52,500, plus a working capital adjustment estimated to be $19,671 (the “Purchase Price”), subject to certain deferred payments, holdbacks and other adjustments as defined in the Membership Interest Purchase Agreement (the “MIPA”) (the “Creston Sale”). Upon closing the Creston Sale, we recorded a gain on the sale of $2,844 for the three months ended March 31, 2024.
Upon closing the Creston Sale, $3,413 of the Purchase Price (the “Holdback”) and $4,950 of the Purchase Price (the “Carryback”) was held back by the Purchaser. The Holdback may be used by the Purchaser to satisfy certain Adverse Consequences (as defined in the MIPA) subject to the indemnification provisions, and for the Purchaser’s recovery with respect to certain Facility KPIs (as defined in the MIPA). The Holdback, less any amounts due to the Purchaser under the MIPA terms, shall be paid to the Seller within five days following the twelve-month anniversary of the closing. The Carryback will be paid by the Purchaser to the Seller pursuant to the terms of a promissory note executed by the Purchaser, and guaranteed by BHI, on February 13, 2024 (the “Promissory Note”). Under the Promissory Note, and subject to its terms and conditions, the Carryback will be paid in four equal installments on November 24, 2024, February 25, 2025, May 25, 2025, and August 25, 2025, together with all unpaid accrued interest on the outstanding principal amount on each such date. Subject to the terms and conditions of the Promissory Note, interest will accrue on the outstanding and unpaid principal amount thereunder at a fixed rate equal to 8.00% per annum. The Promissory Note may be partially or fully prepaid at any time without penalty.
The Company entered into a Transition Services Agreement (“TSA”) with the Purchaser, which is designed to ensure and facilitate an orderly transfer of operations. The TSA terms are four to six months with the option to extend for additional months. TSA income is recognized as services are performed.
The Creston Sale and the Seymour Sale (collectively, the “Transactions”) were separately marketed, negotiated, executed, and closed, and neither of the Transactions was conditioned upon the other. The Transactions were executed to leverage the Company’s core competencies as a technology-enabled seed innovation company as the Company transitions from a vertically integrated business model to an asset-light business model with an expanded focus on animal feed markets. Exiting the soybean processing business is intended to strengthen the Company’s balance sheet as the Company seeks to continue to commercialize our core business and intellectual property assets through partnerships and licensing arrangements to scale the Company’s

Benson Hill, Inc.
Notes to the Condensed Consolidated Financial Statements (continued)
(Unaudited)
(In Thousands, Except Per Share Data)

product innovations. In accordance with ASC 205-20, Discontinued Operations, the Creston Sale was a strategic shift as the Company exited the ownership and operation of soybean processing assets. Therefore, the Transactions collectively met the criteria for transactions required to be accounted for as discontinued operations.
Divestiture of J&J Produce, Inc. (“J&J”)
On December 29, 2022, we entered into a Stock Purchase Agreement (the “Stock Sale”) to sell J&J and all of the outstanding equity securities of J&J’s subsidiaries for aggregate cash consideration of $3,000, subject to certain adjustments. In connection with the Stock Purchase Agreement, on December 29, 2022, J&J entered into a Purchase and Sale Agreement, pursuant to which J&J sold certain real and personal property comprising an agricultural production and processing facility located in Vero Beach, Florida, for an aggregate purchase price of $18,000, subject to certain adjustments. Certain property was leased back to J&J pursuant to a separate agricultural and facility lease for a short period of time. On June 30, 2023, we closed the Stock Sale. As of March 31, 2024, the carrying value of assets and liabilities in discontinued operations approximated their fair value due to their short maturities. J&J was the main component of our former Fresh segment. In accordance with ASC 205-20, Discontinued Operations, our strategic shift to exit the former Fresh segment met the criteria to be classified as businesses held for sale and presented as a discontinued operation. J&J had assets of $479 and $601 and liabilities of $916 and $559 as of March 31, 2024 and December 31, 2023 respectively. J&J had net loss of $413 for the three months ended March 31, 2024, all of which attributed to expenses incurred. J&J had revenues of $22,335, cost of sales of $18,733, operating expenses of $1,454 and net income of $1,791 for the three months ended March 31, 2023.
We reclassified the combined results of discontinued operations in our condensed consolidated statements of operations for all periods presented. The carrying amounts of the assets and liabilities of the discontinued operations were as follows:

	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$29	$7,147
Accounts receivable, net	8,556	26,412
Inventories, net	2,318	10,640
Prepaid expenses and other assets	5,941	6,468
Property and equipment, net	—	52,510
Total assets from discontinued operations	$16,844	$103,177

Liabilities
Current liabilities:
Accounts payable	$73	$12,741
Operating lease liabilities	—	2,851
Accrued expenses and other liabilities	559	3,210
Total liabilities from discontinued operations	$632	$18,802

Benson Hill, Inc.
Notes to the Condensed Consolidated Financial Statements (continued)
(Unaudited)
(In Thousands, Except Per Share Data)

The operating results of the discontinued operations, net of tax, were as follows:

	Three Months Ended March 31,
	2024	2023
Revenues	$30,890	$108,311
Cost of sales	27,107	99,829
Gross profit	3,783	8,482
Operating expenses:
Research and development	17	—
Selling, general and administrative expenses	1,639	4,394
Gain on divestiture of discontinued operations	(2,844)	—
Total operating expenses	(1,188)	4,394
Interest (income) expense, net	(27)	7
Other (income) expense, net	(33)	350
Net income from discontinued operations, before income taxes	5,031	3,731
Income tax expense	—	—
Net income from discontinued operations, before income taxes	$5,031	$3,731
Depreciation, amortization and significant operating and investing items in the condensed consolidated statements of cash flows for the discontinued operations are as follows:

	Three Months Ended March 31,
	2024	2023
Operating activities
Depreciation and amortization	$399	$1,789
Bad debt expense	1	(173)
Net gain on divestiture of discontinued operations	(2,844)	—
Investing activities
Payments for acquisitions of property and equipment	(141)	(283)
Net proceeds from divestiture	57,713	—
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
Our financial instruments consist of cash and cash equivalents, marketable securities, accounts receivable, commodity derivatives, commodity contracts, accounts payable, accrued liabilities, warrant liabilities, conversion option liabilities, and notes payable. As of March 31, 2024 and December 31, 2023, we had cash and cash equivalents of $6,646 and $8,934, respectively, which include money market funds with maturities of less than three months. At March 31, 2024 and

Benson Hill, Inc.
Notes to the Condensed Consolidated Financial Statements (continued)
(Unaudited)
(In Thousands, Except Per Share Data)

December 31, 2023, the carrying values of cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximated fair value due to their short maturities.
The following tables provide the financial instruments measured at fair value on a recurring basis based on the fair value hierarchy:

	March 31, 2024
	Level 1	Level 2	Level 3	Total
Assets
U.S. treasury securities	$6,120	$—	$—	$6,120
Corporate bonds	$—	$14,706	$—	$14,706
Preferred stock	—	3,026	—	3,026
Marketable securities	$6,120	$17,732	$—	$23,852
Liabilities
Warrant liabilities	$233	$33	$1,152	$1,418
Total liabilities	$233	$33	$1,152	$1,418

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets
U.S. treasury securities	$67	$—	$—	$67
Corporate bonds	—	25,378	—	25,378
Preferred stock	—	7,407	—	7,407
Marketable securities	$67	$32,785	$—	$32,852
Liabilities
Warrant liabilities	$201	$30	$955	$1,186
Conversion option liabilities	—	—	5	5
Total liabilities	$201	$30	$960	$1,191
Public Warrant liabilities of $30 were transferred from Level 1 to Level 2 in 2023. Our Public Warrants were traded on the NYSE under the symbol “BHIL WS.” and considered Level 1 liabilities through December 18, 2023. On December 18, 2023, we received notice from the NYSE that it had determined to commence proceedings to delist our Company’s Public Warrants. On December 19, 2023, the NYSE suspended trading in the warrants. As of December 31, 2023, Public Warrants are available for trading over-the-counter under the symbol “BHILW” and are considered Level 2 liabilities. There were no other transfers of financial assets or liabilities into or out of Level 1, Level 2, or Level 3 for 2024 or 2023.
All of our derivative contracts are centrally cleared and therefore are cash-settled on a daily basis. This results in the derivative contracts having a fair value that approximates zero on a daily basis. Therefore, there are no derivative assets or liabilities included in the table above. Refer to Note 6, Derivatives in this report for further discussion.
The warrant liabilities consist of PIPE Investment Warrants, Convertible Notes Payable Warrants, Notes Payable Warrants, Private Placement Warrants, and Public Warrants. History, fair value hierarchy, valuation techniques and inputs of those warrants are more fully described in Note 5, Fair Value Measurements and Note 15, Warrant Liabilities, to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2023. Pursuant to the Fourth Amendment to the Convertible Loan and Security Agreement entered into with the lender in October 2023, Convertible Notes Payable Warrants must be repriced based on the trailing 5-day VWAP immediately prior to the date of the Fourth Amendment. The exercise price of the Convertible Notes Payable Warrants (the “Conversion Price”) was $0.19 as of December 31, 2023. These warrant liabilities are valued based on Black-Scholes option pricing model.

Benson Hill, Inc.
Notes to the Condensed Consolidated Financial Statements (continued)
(Unaudited)
(In Thousands, Except Per Share Data)

The significant inputs to the valuation of Level 3 warrant and conversion option liabilities as of March 31, 2024 were as follows:

	PIPE Investment Warrants	Private Placement Warrants	Convertible Notes Payable Warrants
Exercise Price	$3.90	$11.50	$0.19
Stock Price	$0.20	$0.20	$0.20
Volatility	119.1%	119.0%	120.0%
Remaining term in years	2.99	2.75	2.75
Risk-free rate	4.4%	4.1%	4.5%
Dividend yield	—%	—%	—%
The significant inputs to the valuation of Level 3 warrant and conversion option liabilities as of December 31, 2023 were as follows:

	PIPE Investment Warrants	Private Placement Warrants	Convertible Notes Payable Warrants	Conversion Option Liabilities
Exercise Price	$3.90	$11.50	$0.19	$2.47
Stock Price	$0.17	$0.17	$0.17	$0.17
Volatility	113.0%	119.0%	112.5%	97.6%
Remaining term in years	3.24	2.75	3.00	1.00
Risk-free rate	4.0%	4.1%	4.0%	4.8%
Dividend yield	—%	—%	—%	—%
The following table summarizes the change in the warrant and conversion option liabilities categorized as Level 3 for the three months ended March 31, 2024 and 2023:

Three Months Ended March 31, 2024
Balance, beginning of period	$960
Changes in estimated fair value	192
Ending balance, March 31, 2024	$1,152

Three Months Ended March 31, 2023
Balance, beginning of period	$26,907
Changes in estimated fair value	(18,436)
Ending balance, March 31, 2023	$8,471
Fair Value of Long-Term Debt
As of March 31, 2024 and December 31, 2023, the fair value of our debt, including amounts classified as current, was $6,771 and $64,336, respectively. Fair values are based upon valuation models using market information, which fall into Level 3 in the fair value hierarchy.
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

	March 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury securities	$6,431	$—	$(2)	$6,429
Corporate bonds	14,710	—	(277)	14,433
Preferred stock	3,085	2	(97)	2,990
Total Investments	$24,226	$2	$(376)	$23,852

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury securities	$458	$—	$—	$458
Corporate bonds	26,040	8	(1,015)	25,033
Preferred stock	7,839	—	(478)	7,361
Total Investments	$34,337	$8	$(1,493)	$32,852
The aggregate fair value of investments with unrealized losses that had been owned for less than a year was $14,671 and $6,887 as of March 31, 2024 and December 31, 2023, respectively. The aggregate fair value of investments with unrealized losses that had been owned for more than one year was $6,036 and $21,543 as of March 31, 2024 and December 31, 2023, respectively.
Available-for-sale investments outstanding as of March 31, 2024, classified as marketable securities in our condensed consolidated balance sheets, have maturity dates ranging from the second quarter of 2024 through the fourth quarter of 2026. The fair value of marketable securities as of March 31, 2024 with maturities within one year and one to five years is $14,524 and $9,328, respectively. We classify available-for-sale investments as current based on the nature of the investments and their availability to provide cash for use in current operations, if needed.
6. Derivatives
Corporate Risk Management Activities
We use exchange-traded futures to manage price risk of fluctuating Chicago Board of Trade prices related to forecasted purchases and sales of soybeans and soybean related products in the normal course of business. These risk management activities are actively monitored for compliance with our risk management policies.
As of March 31, 2024, our Company held financial futures related to a portion of our forecasted purchases of soybeans for an aggregate notional volume of 2,160 bushels of soybeans; all of which will settle in 2024. As of March 31, 2024, our Company held financial futures related to a portion of our forecasted sales of soybean oil for an aggregate notional volume of 47 pounds of soybean oil; all of which will settle in 2024.
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

Benson Hill, Inc.
Notes to the Condensed Consolidated Financial Statements (continued)
(Unaudited)
(In Thousands, Except Per Share Data)

	March 31, 2024		December 31, 2023
	Asset Derivative	Liability Derivative	Asset Derivative	Liability Derivative
Soybeans	$—	$42	$539	$—
Soybean oil	—	3	—	180
Soybean meal	—	—	—	588
Effect of daily cash settlement	—	(45)	(539)	(768)
Net derivatives as classified in the balance sheet	$—	$—	$—	$—
We had a current asset representing excess cash collateral posted to a margin account of $1,138 and $992 as of March 31, 2024 and December 31, 2023, respectively. These amounts are not included with the derivatives presented in the table above, but are included in prepaid expenses and other current assets in the condensed consolidated balance sheets.
Currently, we do not seek cash flow hedge accounting treatment for derivative financial instruments and thus changes in fair value are reflected in current earnings.
The tables below show the amounts of pre-tax gains and losses recognized in our condensed consolidated statements of operations related to the derivatives:

	Three Months Ended March 31, 2024			Three Months Ended March 31, 2023
	Gain (loss) realized on derivatives	Unrealized gain (loss) on derivatives	Total gain (loss) recognized in income	Gain (loss) realized on derivatives	Unrealized gain (loss) on derivatives	Total gain (loss) recognized in income
Soybeans	$3,267	$(581)	$2,686	$163	$(827)	$(664)
Soybean oil	(179)	177	(2)	407	(1)	406
Soybean meal	(1,860)	588	(1,272)	(3,333)	3,426	93
Total	$1,228	$184	$1,412	$(2,763)	$2,598	$(165)
Table disclosures above include the results from both continuing operations and discontinued operations. Our soybean positions are designed to hedge risk related to inventory purchases, therefore the gains and losses on soybean instruments from our operations are recorded in cost of sales in our condensed consolidated statements of operations. Our soybean oil and soybean meal positions are designed to hedge risk related to sales transactions therefore the gains and losses on soybean oil and soybean meal instruments from our operations are recorded in revenues in our condensed consolidated statements of operations.
We classify the cash effects of our derivatives within the “Cash Flows from Operating Activities” section of our condensed consolidated statements of cash flows.
7. Inventories, Net
Inventories, net consist of the following:

	March 31, 2024	December 31, 2023
Raw materials and supplies	$4,181	$7,137
Work-in-process	5,031	3,938
Finished goods	5,758	3,785
Total inventories	$14,970	$14,860
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

Benson Hill, Inc.
Notes to the Condensed Consolidated Financial Statements (continued)
(Unaudited)
(In Thousands, Except Per Share Data)
8. Debt

	March 31, 2024	December 31, 2023
DDB Term Loan, due April 2026	$5,972	$6,256
DDB Equipment Loan, due July 2024	350	525
Convertible Notes Payable, due March 2024	—	59,310
Equipment Financing, due March 2025	391	488
Notes Payable, varying maturities through June 2026	58	64
Less: unamortized debt discount and debt issuance costs	—	(6,192)
	6,771	60,451
Less: current maturities of long-term debt	(1,897)	(55,201)
Long-term debt	$4,874	$5,250
Term Loan, Equipment Loan and Revolver
In April 2019, our wholly-owned subsidiary, Dakota Dry Bean, Inc. (“DDB”) entered into a Credit Agreement comprised of a $14,000 aggregate principal amount of floating rate, five-year term loan (“DDB Term Loan”), a $3,500 floating rate, five-year loan to be used for facility expansion (“DDB Equipment Loan”), and a $6,000 floating rate revolving credit facility (“DDB Revolver”), which is renewed annually (together, the “Credit Agreement”). In March 2024, the DDB Term Loan maturity date was extended to April 2026. In the fourth quarter of 2023, the DDB Revolver maturity date was extended to December 2024. As of March 31, 2024, the interest rate is U.S. prime rate plus 0.75% on the DDB Term Loan and DDB Equipment Loan, and U.S. prime rate plus 0.25% on the DDB Revolver.
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
Benson Hill, as guarantor, must also comply with a minimum cash covenant. The Credit Agreement also contains various restrictions on our activities, including restrictions on indebtedness, liens, investments, distributions, acquisitions and dispositions, control changes, transactions with affiliates, establishment of bank and brokerage accounts, sale-leaseback transactions, margin stocks, hazardous substances, hedging, and management agreements. During the first quarter of 2024, we were in compliance with the financial covenants under the Credit Agreement.
On May 7, 2024, DDB amended and restated its Credit Agreement. Refer to Note 15—Subsequent Events in this report for further details.
Convertible Notes Payable
In December 2021, we entered into a financing agreement with an investment firm (the “Convertible Loan and Security Agreement”), which included a commitment by the lender to make term loans available to us in an amount of up to $100,000 with $80,000 available immediately.
We executed term notes with the lender in December 2021 in the aggregate amount of $80,000 with an initial term of 36 months payable in interest only, at the greater of (a) the prime rate of interest as published in the Wall Street Journal or (b) 3.25% per annum, plus 5.75% per annum for the first 12 months and principal and interest payments for the remaining 24 months. The term notes were secured by substantially all of our assets.

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
In October 2023, we entered into a fourth amendment to the Convertible Loan and Security Agreement (the “Fourth Amendment”), which, among other things: changed the maturity date to March 1, 2024; changed the prepayment fee to be equal to 1% of any prepayment of Loans (as defined in the Convertible Loan and Security Agreement) for any prepayments made prior to January 14, 2024; increased the “final payment” from 12.70% to 17.70% of the original Commitment amount of $100,000; within one business day after closing of certain sales of our equity securities, we must pay as a prepayment the lesser of (i) 100% of the net closing proceeds or (ii) the outstanding principal of the Obligations (as defined in the Convertible Loan and Security Agreement); within one business day of the closing of certain asset sales, we must pay as a prepayment the net closing proceeds from such asset sales; within one business day of either November 15, 2023 or the closing of certain asset sales, we must pay as a prepayment the lesser of (i) all cash in the Blocked Account (as defined in the Convertible Loan and Security Agreement) or (ii) the outstanding principal and pro rata portion of fees due, the financial covenant to maintain at all times a minimum liquidity equal to or greater than four or six months will be removed effective upon the lender’s receipt of net closing proceeds from certain asset sales and all cash in the Blocked Account and following such removal, we will instead be required to maintain $20,000 of unrestricted cash at all times, and the Warrants (as defined in the Convertible Loan and Security Agreement) must be repriced based on the trailing 5-day VWAP immediately prior to the date of the Fourth Amendment.
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
On February 13, 2024, we repaid in full all outstanding obligations under the Convertible Loan and Security Agreement with Avenue Capital Management II, L.P. (the “Agent”), as administrative agent and collateral agent for several funds managed by the Agent (the “Lenders”) (as amended, restated, or supplemented from time to time, the “Loan Agreement”) (the “Avenue Capital Payoff”). In connection with the Avenue Capital Payoff, we paid an aggregate amount of approximately $59,000 in full payment of our outstanding obligations under the Loan Agreement and the promissory notes evidencing the obligations

Benson Hill, Inc.
Notes to the Condensed Consolidated Financial Statements (continued)
(Unaudited)
(In Thousands, Except Per Share Data)
thereunder, including the applicable Final Payment (as such term is defined in the Loan Agreement) and expense reimbursements payable to the Agent. The Company accelerated the recognition of the unamortized debt discount and debt issuance costs of $1,638 as of the payoff date and are included within Interest expense, net in the Condensed Consolidated Statement of Operations as of March 31, 2024.
Upon the Avenue Capital Payoff, the Lenders’ commitments to extend further credit to the Borrowers terminated, the Agent released and terminated all liens or security interests granted to secure the obligations under the Loan Agreement, and the parties to the Loan Agreement were released from their respective guaranties and obligations under the Loan Agreement (except for inchoate indemnity obligations). Upon the Avenue Capital Payoff, the Conversion Option (as such term is defined in the Loan Agreement) to the Convertible Notes Payable has expired. The Convertible Notes Payable Warrants remain outstanding.
Equipment Financing
In March 2022, our Company entered into a sale-leaseback transaction relating to certain of our Company equipment. Our Company evaluated whether the transaction qualified as a sale under ASC 606 and ultimately determined that since the leases are classified as financing leases under ASC 842, the transaction did not qualify as a sale and therefore control of the equipment was not transferred. Therefore, the sale proceeds of $1,160 were recorded as a financing liability. We will make monthly payments of $33 under the financing arrangement for a term of 36 months.
9. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

	March 31, 2024	December 31, 2023
Payroll and employee benefits	$3,925	$6,148
Insurance premiums	158	58
Professional services	1,402	3,960
Research and development	486	258
Inventory	1,502	514
Interest	149	161
Contract liability	9,998	8,340
Other	2,753	1,913
	$20,373	$21,352
10. Income Taxes
Our effective tax rate was 0% for the three months ended March 31, 2024 and 2023. The 2024 and 2023 effective tax rates differed from the statutory rate of 21% primarily due to the fact that we recorded no income tax benefit on our pretax losses as we recorded a full valuation allowance globally.
11. Comprehensive Income
Our other comprehensive income (loss) (“OCI”) consists of unrealized gains and losses on marketable debt securities classified as available for sale and foreign currency translation adjustments from our subsidiaries in Brazil and Canada.

Benson Hill, Inc.
Notes to the Condensed Consolidated Financial Statements (continued)
(Unaudited)
(In Thousands, Except Per Share Data)
The following table shows changes in accumulated other comprehensive income (“AOCI”) by component for the three months ended March 31, 2024 and 2023:

	Cumulative Foreign Currency Translation	Unrealized Gains/(Losses) on Marketable Securities	Total
Balance at December 31, 2023	$(385)	$(1,284)	$(1,669)
Other comprehensive income before reclassifications	(13)	(44)	(57)
Amounts reclassified from AOCI	—	1,155	1,155
Other comprehensive income	(13)	1,111	1,098
Balance at March 31, 2024	$(398)	$(173)	$(571)

Balance at December 31, 2022	$(385)	$(6,710)	$(7,095)
Other comprehensive loss before reclassifications	—	(194)	(194)
Amounts reclassified from AOCI	—	1,050	1,050
Other comprehensive loss	—	856	856
Balance at March 31, 2023	$(385)	$(5,854)	$(6,239)
Amounts reclassified from AOCI were reported within “Other (income) expense, net” on our condensed consolidated statements of operations. Our Company’s accounting policy is to release the income tax effects (if applicable) from AOCI when the individual units of account are sold.
12. Loss Per Common Share
We compute basic net income (loss) per common share using the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is computed using the weighted average number of common shares and the effect of potentially dilutive securities outstanding during the period. Potentially dilutive securities may consist of warrants, stock options and restricted stock units. The dilutive effect of outstanding warrants, stock options and restricted stock units are reflected in diluted earnings per share by application of the treasury stock method. The weighted average share impact of warrants, stock options and restricted stock units that were excluded from the calculation of diluted shares outstanding due to us incurring a net loss for the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended March 31,
	2024	2023
Anti-dilutive common share equivalents:
Warrants	165	—
Stock options	40	1,741
Restricted stock units	6,854	6,927
Total anti-dilutive common share equivalents	7,059	8,668

Benson Hill, Inc.
Notes to the Condensed Consolidated Financial Statements (continued)
(Unaudited)
(In Thousands, Except Per Share Data)
The following table provides the reconciliation of net loss from continuing operations attributable to common stockholders and basic and diluted loss per common share by outlining the numerators and denominators of the computations:

	Three Months Ended March 31,
	2024	2023
Numerator:
Net loss from continuing operations	$(26,314)	$(6,785)
Denominator:
Weighted average common shares outstanding, basic and diluted	190,997	187,113
Net loss from continuing operations per common share, basic and diluted	$(0.14)	$(0.04)
13. Commitments and Contingencies
Litigation
We accrue for cost related to contingencies when a loss is probable, and the amount is reasonably determinable. Disclosure of contingencies is included in the condensed consolidated financial statements when it is at least reasonably possible that a material loss or an additional material loss in excess of amounts already accrued may be incurred. For all litigation matters, the accruals were immaterial as of March 31, 2024 and December 31, 2023.
Other Commitments
As of March 31, 2024, we have committed to purchase from seed producers and growers at dates throughout 2024 and 2025 at fixed prices aggregating to $26,070 based on commodity futures or market prices, other payments to growers, and estimated yields per acre, of which $22,973 are due within one year. In addition to the obligations for which the price is fixed or determinable, we have committed to purchase from seed producers and growers 988 bushels throughout 2024 for which the pricing is currently variable. These amounts are not recorded in the condensed consolidated financial statements because we have not taken delivery of the grain or seed as of March 31, 2024 and due to the fact that the grain or seed is subject to specified quality standards prior to delivery.
14. Segment Information
In December 2022, we divested our former Fresh segment and reclassified the related financial information to discontinued operations for all periods presented. In February 2024, we divested our soy processing assets and re-evaluated our operating and reportable segments. We concluded that we operate under one operating segment and one reportable segment, Seeds Technology, as our chief operating decision maker (“CODM”) reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources and evaluating financial performance. We are now rapidly evolving to an asset-light business model designed to serve broadacre animal feed markets. Revenues and operating results for the three months ended March 31, 2024 and 2023 are as follows:

	Three Months Ended March 31,
	2024	2023
Revenues
Domestic	$21,133	$25,576
International	—	23,091
Total Revenues	$21,133	$48,667

Point in time	$17,792	$46,125
Over time	3,341	2,542
Total Revenues	$21,133	$48,667

Benson Hill, Inc.
Notes to the Condensed Consolidated Financial Statements (continued)
(Unaudited)
(In Thousands, Except Per Share Data)
The CODM uses Adjusted EBITDA to review and assess our operating performance. We define Adjusted EBITDA as net loss from continuing operations excluding income taxes, interest, depreciation, amortization, stock-based compensation, changes in fair value of warrants and conversion options, realized (gains) losses on marketable securities, goodwill and long-lived asset impairment, restructuring-related costs (including severance costs) and the impact of significant non-recurring items. Adjustments to reconcile net loss from continuing operations to Adjusted EBITDA for the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended March 31,
	2024	2023
Net loss from continuing operations, net of income taxes	$(26,314)	$(6,785)
Interest expense, net	8,596	6,372
Income tax expense	—	15
Depreciation and amortization	3,827	3,474
Stock-based compensation	1,276	2,814
Changes in fair value of warrants and conversion option	227	(21,696)
Exit costs related to divestiture of Creston facility	2,888	—
Business transformation	324	—
Severance	1,074	112
Other	1,018	1,232
Total Adjusted EBITDA	$(7,084)	$(14,462)
15. Subsequent Events
On May 7, 2024, the Company’s indirect wholly-owned subsidiary Dakota Dry Bean Inc. (“DDB”) amended and restated its existing credit facility with First National Bank of Omaha (“FNBO”). The amended credit facility (the “FNBO Loans”) provides for:
(1) a revolving credit facility from FNBO to DDB in the maximum aggregate amount of $6,000 bearing interest at a floating rate equal to the prime rate plus 1/4%, with accrued interest payable monthly, and with a maturity date of December 1, 2024, and
(2) a term loan facility from FNBO to DDB in the amount of $15,800, bearing interest at a floating rate equal to the prime rate plus 1%, with quarterly principal payments in the amount of $395 each, with accrued interest payable quarterly, and maturing on April 1, 2029.
DDB’s obligations under the FNBO Loans are secured by a limited guaranty from the Company’s direct wholly-owned subsidiary Benson Hill Holdings, Inc. (the “Guarantor”), limited to $8,000 in guaranteed obligations. DDB’s obligations under the FNBO Loans are also secured by a first lien security interest granted by DDB to FNBO in collateral consisting of all of DDB’s right, title and interest in all DDB personal property assets and any proceeds of such assets, and by first priority mortgages of all of DDB’s right, title and interest in all DDB owned real property assets and improvements thereon.
The FNBO Loans contain affirmative and negative covenants on the part of DDB, including financial covenants. Among the DDB financial covenants are minimum working capital, minimum tangible net worth, maximum cash flow leverage ratio, maximum fixed charge coverage ratio, maximum unfunded capital expenditures, and permitted distributions covenants. Under the permitted distributions covenant, DDB may make loans to the Guarantor not in excess of $10,000 in the aggregate at any one time outstanding. The FNBO Loans require the Guarantor to maintain a minimum cash balance, initially $7,000 through December 31, 2025 and 50% of the term loan balance thereafter.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless otherwise indicated or the context otherwise requires, references in this section to “we,” “us,” “our” and other similar terms refer to Benson Hill, Inc. and its consolidated subsidiaries.
Cautionary Note Regarding Forward-Looking Statements
Some of the statements contained in this report and documents incorporated by reference herein are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements.
Generally, statements that are not historical facts, including statements concerning possible or assumed future actions, business strategies, events or results of operations, are forward-looking statements. These statements may be preceded by, followed by or include the words “believe,” “estimate,” “expect,” “intend,” “project,” “forecast,” “may,” “will,” “should,” “could,” “would,” “seek,” “plan,” “scheduled,” “anticipate,” “intend,” or similar expressions, as well as the negative of such statements. Forward-looking statements contained in this report include, but are not limited to, statements about our ability to:
•complete and achieve the anticipated benefits of our transition to an asset-light business model with a focused expansion into broadacre animal feed markets;
•complete the actions associated with, and achieve the anticipated benefits of, the execution of our expanded Liquidity Improvement Plan and other cost-saving measures in a timely manner, or at all;
•continue as a going concern;
•increase our sources of revenue, including by entering into strategic partnerships and/or licensing arrangements;
•procuring the additional financing necessary to operate our business, which may come from the issuance of equity and/or non-dilutive sources;
•identify, evaluate and consummate strategic opportunities in ways that maximize stockholder value;
•realize the anticipated benefits of the divestiture of the Seymour, Indiana and Creston, Iowa facilities;
•execute our business strategy, including our business transition and monetization of services provided and expansions into existing and new lines of business;
•meet liquidity requirements and comply with restrictive covenants of our debt financing agreements;
•maintain our listing on the New York Stock Exchange;
•anticipate the uncertainties inherent in the development of new business lines and business strategies;
•increase brand awareness;
•attract, train and retain effective officers, key employees and directors;
•upgrade and maintain information technology systems;
•acquire and protect, and continue to develop, intellectual property;
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
Forward-looking statements represent our estimates and assumptions only as of the date of this report. Other factors that could cause actual results to differ from those implied by the forward-looking statements in this report are more fully described under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023, as well as elsewhere in this report. Other sections of this report describe additional factors that could adversely affect our business, financial condition or results of operations. New risk factors emerge from time to time and it is not possible to predict all such risk factors, nor can we assess the impact of all such risk factors on our business, or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Except as otherwise required by law, we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained in this report to reflect any change in our expectations or any change in events, conditions or circumstances on which any of our forward-looking statements are based. We qualify all of our forward-looking statements by these cautionary statements.
The execution of our transition to an asset-light business model and our expanded Liquidity Improvement Plan, described below, are subject to significant business, financial, operational, timing, market, and other risks. We can provide no assurance that we will be able to successfully execute our plans. Please see our “Risk Factors” in Part I, Item 1A our Annual Report on Form 10-K for the year ended December 31, 2023 for a description of factors that may impact our ability to execute our plans.
OVERVIEW
Benson Hill is an ag-tech company on a mission to lead the pace of innovation in soy protein through differentiated and advantaged genetics. Leveraging downstream insights and demand, we utilize our CropOS® technology platform to design and deliver food and feed that’s better from the beginning: more nutritious, and more functional, while enabling efficient production and delivering novel sustainability benefits to food and feed customers. We are headquartered in St. Louis, Missouri, where most of our research and development activities are managed. In October 2023, we announced plans to improve our financial position and accelerate our transition to an asset-light business model with a focused expansion into broadacre animal feed markets, intended to complement our accomplishments in human food ingredients. Under this transition plan, we intend to serve the animal feed market through an asset-light business model and secure partnerships and licensing agreements to scale our product innovations. In February 2024, as part of our acceleration to an asset-light business model, we divested our soy-crushing and food-grade white flake and soy flour manufacturing operation in Creston, Iowa, which followed the October 2023 divestiture of our soy crushing facility in Seymour, Indiana. We continue to process dry peas in North Dakota through our Dakota ingredients facility, and we sell our products throughout North America, in Europe and in several countries globally.
We believe that moving to an asset-light business model will enable us to focus on our research and development competitive advantage while participating across the value chain through partnerships that are more efficient to scale acreage, require less operating expense and are more capital efficient. This model maintains our ability to solve end user challenges with seed innovation. As we analyze the asset-light business model across the value chain, we have identified three opportunities to monetize Benson Hill’s technology. First, by licensing our germplasm to seed companies. Second, by direct seed and grain sales to farmers. And third, through technology access fees and value-based royalties from seed companies, processors and end users. In the future, we plan to enter the animal feed market and secure partnerships and licensing agreements to scale our product offerings.
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
Repayment of Convertible Notes Payable
In December 2021, we entered into a financing agreement with an investment firm (the “Convertible Loan and Security Agreement”), which included a commitment by the lender to make term loans available to us in an amount of up to $100 million with $80 million available immediately. We executed term notes with the lender in December 2021 in the aggregate amount of $80 million with an initial term of 36 months payable in interest only, at the greater of (a) the prime rate of interest as published in the Wall Street Journal or (b) 3.25% per annum, plus 5.75% per annum for the first 12 months and principal and interest payments for the remaining 24 months. The term notes were secured by substantially all of our assets.
In June 2022, we amended the Convertible Loan and Security Agreement and drew on the full $20 million available under the second tranche upon entering into this amendment. Through October 2023, we entered into additional amendments to the

Convertible Loan and Security Agreement which changed the terms of the loan including designated interest rates, covenant requirements and maturity date.
In November 2023, using the proceeds obtained from the sale of our soy crushing facility in Seymour, Indiana and other asset sales, we repaid approximately half of the outstanding obligations under the Convertible Loan and Security Agreement for an aggregate amount of $58.4 million.
On February 13, 2024, we repaid in full all outstanding obligations under the Convertible Loan and Security Agreement (the “Avenue Capital Payoff”). In connection with the Avenue Capital Payoff, we paid an aggregate amount of $59.0 million in full payment of our outstanding obligations under the Convertible Loan and Security Agreement and the promissory notes evidencing the obligations thereunder. Upon the Avenue Capital Payoff, the lenders’ (as defined in the Convertible Loan and Security Agreement) commitments to extend further credit to us terminated, the agent (as defined in the Convertible Loan and Security Agreement) released and terminated all liens or security interests granted to secure the obligations under the Convertible Loan and Security Agreement, and the parties to the Convertible Loan and Security Agreement were released from their respective guaranties and obligations under the Convertible Loan and Security Agreement (except for inchoate indemnity obligations). Upon the Avenue Capital Payoff, the Conversion Option (as such term is defined in the Convertible Loan and Security Agreement) to the Convertible Notes Payable has expired. The Warrants (as such term is defined in the Convertible Loan and Security Agreement) remain outstanding. Refer to Note 8, Debt in this report and Item 1.02 of our Current Report on Form 8-K filed with the SEC on February 14, 2024 for additional information about the Convertible Loan and Security Agreement and the Avenue Capital Payoff.
Sale of Seymour, Indiana and Creston, Iowa Facilities
In connection with our execution of the expanded Liquidity Improvement Plan (see description below), on October 31, 2023, we entered into an asset purchase agreement (the “Asset Purchase Agreement”) with White River Soy Processing, LLC (“White River”), pursuant to which, among other things, on October 31, 2023, we sold our soybean processing facility located in Seymour, Indiana, together with certain related assets, for approximately $35.4 million of total gross proceeds, which includes $25.9 million for the facility assets and the remainder for net working capital, subject to certain adjustments, including an adjustment for inventory (the “Seymour Sale”). See Item 1.01 of our Current Report on Form 8-K filed with the SEC on October 31, 2023 for additional information.
On February 13, 2024, we entered into a membership interest purchase agreement (the “MIPA”) with an affiliate of White River, pursuant to which, among other things, we sold all of our interests in our wholly-owned subsidiary, Benson Hill Ingredients, LLC (“Ingredients”), for $52.5 million, plus a working capital adjustment estimated to be $19.7 million, subject to certain deferred payments, holdbacks and other adjustments (the “Creston Sale”). The primary business of Ingredients was the ownership and operation of a soy crushing and food-grade white flake and soy flour manufacturing facility located in Creston, Iowa.
The Creston Sale and the Seymour Sale (collectively, the “Transactions”) represent the completion of an expected milestone as we implement cost and operational improvements as part of our expanded Liquidity Improvement Plan. These actions align with our commitment to disciplined liquidity management and asset efficiency as we transition to an asset-light business model backed by world-class soybean germplasm and competitively advantaged technology. We used the proceeds to improve our liquidity position, by fully retiring our high cost debt, and reducing our operating and working capital costs. Refer to Note 3, Discontinued Operations in this report for further details on the Creston Sale and see Item 1.01 of our Current Report on Form 8-K filed with the SEC on February 14, 2024 for additional information.
The Transactions were separately marketed, negotiated, executed, and closed, and neither of the Transactions was conditioned upon the other. The Transactions were executed to leverage our core competencies as a technology-enabled seed innovation company as we transition from a vertically integrated business model to an asset-light business model with an expanded focus on animal feed markets. Exiting the soybean processing business is intended to strengthen our balance sheet as we seek to continue to commercialize our core business and intellectual property assets through partnerships and licensing arrangements to scale our product innovations. Following the Creston Sale, we exited the ownership and operation of soybean processing assets. The Transactions collectively met the criteria for transactions required to be accounted for as discontinued operations. As a result, we have presented the results of operations, cash flows and financial position of the Transactions as discontinued operations in the accompanying condensed consolidated financial statements and notes for all periods presented. Refer to Note 3, Discontinued Operations in this report for further details.
Expansion of Liquidity Improvement Plan
On March 27, 2023, our Board committed to a Liquidity Improvement Plan (the “Liquidity Improvement Plan”) intended to improve liquidity by an estimated $65 million to $85 million by the end of 2024. We are executing the Liquidity Improvement

Plan to create a more cost-efficient organization and enhance our capital structure to execute on our strategic priorities. On October 31, 2023, we announced an expansion of the Liquidity Improvement Plan to include the divestiture of certain of our soy processing assets in connection with our transition to an asset-light business model. On October 31, 2023, we sold our soy processing facility located in Seymour, Indiana for $35.4 million of total gross proceeds, subject to certain deferred payments, holdbacks and other adjustments, and in November 2023, we repaid approximately half of the outstanding Convertible Notes Payable. On February 13, 2024, we sold our soy processing facility located in Creston, Iowa for $72.2 million of total gross proceeds, subject to certain deferred payments, holdbacks and other adjustments, and successfully retired our Convertible Notes Payable in full earlier than its maturity date. Through the combination of cash on hand, savings driven by our expanded Liquidity Improvement Plan, net proceeds from our completed and any future anticipated asset dispositions, and securing additional financing, we expect to improve our liquidity position. We plan to use this anticipated liquidity runway while we seek to secure partnerships and licensing agreements to help us execute our long-term strategy.
We continue to implement cost-cutting actions associated with our expanded Liquidity Improvement Plan and currently estimate that we will incur approximately $12.5 million in aggregate costs in connection with our expanded Liquidity Improvement Plan. Included in this amount are approximately $7.4 million in costs attributable to the sale of our Seymour, Indiana and Creston, Iowa facilities, and approximately $5.0 million of expenses we expect to incur relating to employee severance and benefits costs. For the three months ended March 31, 2024, we incurred charges of $4.7 million within selling, general and administrative expenses on our consolidated statements of operations associated with our expanded Liquidity Improvement Plan.
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
Divestiture of J&J Produce, Inc.
On December 29, 2022, we entered into the Stock Purchase Agreement to sell J&J Produce, Inc. and all of the outstanding equity securities of J&J’s subsidiaries for aggregate cash consideration of $3.0 million, subject to certain adjustments (the “Stock Sale”). On June 30, 2023, we closed the Stock Sale. For more information, please see Note 3, Discontinued Operations in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this report, which is hereby incorporated by reference herein.

RESULTS OF CONTINUING OPERATIONS
We have made significant progress in our evolution to an asset-light business model, including the divestiture of our soybean processing facilities located in Seymour, Indiana and Creston, Iowa. As part of our transition to an asset-light business model, management planned to see a reduction in the revenue and related costs associated with the divested soy processing operations. We are currently focused on expanding our revenue base, including through licensing opportunities and collaborating arrangements.
We have discontinued recognition of revenue and costs derived directly from the ownership and operation of soy processing facilities following the Creston Sale within our continuing operations. Within the condensed consolidated results of operations for the three months ended March 31, 2024 and 2023, revenue and related costs from our divested processing facilities have been excluded. However, as we aim to maximize value and develop new markets for our proprietary grain and ingredients, we have engaged in seed licensing and sales, direct sales of both proprietary and non-proprietary grain, and toll manufacturing activity as part of our continuing operations. As a result, we continue to recognize revenue from these sources as part of continuing operations.
Comparison of the Three Months Ended March 31, 2024 and 2023
The following table shows the amounts from our condensed consolidated statements of operations, with the corresponding percentage change from the comparative prior year period:

	Three Months Ended March 31,
(In Thousands)	2024	2023	Change	% Change
Revenues	$21,133	$48,667	$(27,534)	(57)%
Cost of sales	15,895	44,024	(28,129)	(64)%
Gross profit	5,238	4,643	595	13%
Operating expenses:
Research and development	6,941	12,642	(5,701)	(45)%
Selling, general and administrative expenses	14,828	13,227	1,601	12%
Total operating expenses	21,769	25,869	(4,100)	(16)%
Loss from operations	(16,531)	(21,226)	4,695	(22)%
Other (income) expense:
Interest expense, net	8,596	6,372	2,224	35%
Changes in fair value of warrants and conversion option	227	(21,696)	21,923	(101)%
Other expense, net	960	868	92	11%
Total other (income) expense, net	9,783	(14,456)	24,239	(168)%
Net loss from continuing operations before income taxes	(26,314)	(6,770)	(19,544)	289%
Income tax expense	—	15	(15)	(100)%
Net loss from continuing operations, net of income taxes	$(26,314)	$(6,785)	$(19,529)	288%
Revenues
Revenue for the three months ended March 31, 2024 was $21.1 million, a decrease of $27.5 million, compared to the same period in 2023. The decrease was driven by recognition of revenue in 2023 from low margin trading volumes generated by business development efforts that did not repeat in 2024 along with lower sales of non-proprietary soybeans, partially offset by higher revenue from partnerships and licensing agreements during the three months ended March 31, 2024 compared to the same period in 2023. Revenue and related costs from discontinued operations related to the divested processing facilities has been excluded from the table above. See Note 3, Discontinued Operations in this report for the income statement impact of these discontinued operations.
Gross Profit
For the three months ended March 31, 2024, we reported a gross profit of $5.2 million, compared to a gross profit of $4.6 million for the same period in 2023. While revenue declined significantly, the revenue reductions were primarily in categories with low margins. The revenue increase in partnerships and licensing agreements were related to high margin contracts, driving overall gross profit up during the three months ended March 31, 2024 compared to the same period in 2023.

Research and Development Expenses
Research and development expenses for the three months ended March 31, 2024 were $6.9 million, a decrease of $5.7 million, compared to the same period in 2023. The decrease was driven by reduced personnel-related costs and other technology costs in connection with implementing the expanded Liquidity Improvement Plan. We continue to invest in technology costs, facilities expenses (primarily related to the Crop Accelerator facility) and workforce-related expenses as we did in 2023 to continue to drive innovation in food with our CropOS® technology platform.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended March 31, 2024 were $14.8 million, an increase of $1.6 million, compared to the same period in 2023. The increase was primarily driven by approximately $3.0 million of non-recurring expenses in the quarter related to the evolution of our company to an asset-light business model partially offset by a decrease in non-cash stock-based compensation expense of approximately $1.6 million driven by the overall decline in the current share price of our common stock and reduced personnel-related costs in connection with implementing the expanded Liquidity Improvement Plan during the three months ended March 31, 2024 compared to the same period in 2023.
Total Other (Income) Expense, Net
Total other (income) expense, net for the three months ended March 31, 2024 was $9.8 million, a decrease of $24.2 million, compared to the same period in 2023. The decrease was largely due to a $21.9 million reduction in the valuation of warrant and conversion option liabilities driven by the fluctuation in the share price of our common stock and equity volatility for the three months ended March 31, 2024 compared to the same period in 2023. The decrease was partially offset by higher interest expense of approximately $2.2 million resulting from debt modifications of the Convertible Notes Payable.
Income Tax (Benefit) Expense
No net income tax benefit for net operating losses incurred in the U.S. has been recorded due to uncertainty in realizing a benefit from these items. The tax expense recorded for the three month period ended March 31, 2023 relates to minor state and foreign taxes.
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
Because of these limitations, Adjusted EBITDA should be considered along with other operating and financial performance measures presented in accordance with U.S. GAAP. Adjusted EBITDA for the three months ended March 31, 2024 and 2023 are presented below. A reconciliation of our consolidated net loss from continuing operations to Adjusted EBITDA is also presented below.

	Three Months Ended March 31,
(In Thousands)	2024	2023
Adjustments to reconcile net loss from continuing operations to Adjusted EBITDA
Net loss from continuing operations, net of income taxes	$(26,314)	$(6,785)
Interest expense, net	8,596	6,372
Income tax expense	—	15
Depreciation and amortization	3,827	3,474
Stock-based compensation	1,276	2,814
Changes in fair value of warrants and conversion option	227	(21,696)
Exit costs related to divestiture of Creston facility	2,888	—
Business transformation	324	—
Severance	1,074	112
Other	1,018	1,232
Total Adjusted EBITDA	$(7,084)	$(14,462)
Adjusted EBITDA for the three months ended March 31, 2024 was a loss of $7.1 million, which represents a reduction in loss of $7.4 million, compared to the same period in 2023. The improvement for 2024 was driven by a reduction in our operating expenses from actions associated with the execution of our expanded Liquidity Improvement Plan.
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
Since inception, our primary sources of liquidity have been equity and debt financings. On March 31, 2024, our liquidity was comprised of cash and marketable securities of $30.5 million from continuing operations, and an immaterial amount of cash from discontinued operations.
In November 2023, using the proceeds obtained from the Seymour Sale and other asset sales, we repaid approximately half of the outstanding obligations under the Convertible Notes Payable for an aggregate amount of $58.4 million. On February 13, 2024, we completed the Creston Sale and used the proceeds for the Avenue Capital Payoff. In connection with the Avenue Capital Payoff, we paid an aggregate amount of $59.0 million, in full payment of our outstanding obligations under the Convertible Loan and Security Agreement and the promissory notes evidencing the obligations thereunder. Following the Avenue Capital Payoff, we have approximately $16.6 million in debt outstanding as of the date of this report comprising term debt and notes payable. As of the date of this report, we have access to a revolving credit facility of up to $6.0 million, as capped by a defined borrowing base that could result in availability that is less than this amount, and lease liabilities of $81.7 million. Certain of our debt instruments require adherence to financial covenants, including maintaining minimum liquidity and maintenance of a minimum cash balance. If we breach these covenants, the holder of the debt may declare all amounts immediately due and payable. In June 2023, our wholly-owned subsidiary entered into a twelfth amendment to its existing credit agreement, which, among other things, extended certain maturity dates of term loans available under the credit agreement, and allowed our subsidiary to repay up to $2.7 million of subordinated debt without penalty. On May 7, 2024, the Company amended the DDB Credit Facility, including to increase its term loan to $15.8 million and to extend the maturity date to April 2029.
In addition, our commitments for the three months ended March 31, 2024 included capital expenditures to manufacture soy flour texturization ingredients, associated operating costs supporting the sale of products, and general administrative expenses. For the three months ended March 31, 2024, we incurred a net loss from continuing operations of $26.3 million and use of cash flows from operating activities of $15.0 million.
Our business prospects are subject to risks and uncertainties frequently encountered by emerging growth companies, including access to capital. We have incurred significant losses since inception, primarily due to investments to enhance our technological capabilities and costs associated with the early-stage commercialization of products. Specifically, in April 2029, the DDB Term Loan becomes due and payable in full and there is a risk that we may be unable to repay in full the DDB Term Loan by such date. Further, there is a risk to our compliance with the minimum cash balance financial covenants under the DDB Term Loan. In order to generate sufficient cash to offset the costs of funding continued investment in technology and to otherwise fund operations, we will need to raise additional capital and to identify additional sources of revenue, such as collaborative arrangements or joint operating activities, partnerships and licensing opportunities. We are pursuing these opportunities, but we can make no assurances that we will be able to procure any such revenue producing arrangements in a timely or favorable manner, or otherwise. We currently intend to obtain new equity or debt financing, which may be dilutive to our stockholders, but we can make no assurances that we will be able to secure any new financing or that the terms of any new financing will be favorable to us.
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
Through the combination of cash on hand, savings driven by our expanded Liquidity Improvement Plan, and the other plans described above, we intend to improve our liquidity position to help fund our operations while we seek to secure partnerships and licensing agreements to help us execute our long-term strategy.
To grow our business, we expect we will need to secure additional capital, which could be debt or equity financing and may lead to dilution of our common stockholders. We believe that our liquidity plans and operating budget described above will supplement our future strategic growth initiatives and our longer-term capital needs. We are continuously assessing our business plans and capital structure. We may also require additional capital in the future to fund capital expenditures, acquisitions or other investments. These capital requirements could be substantial. The amount and timing of our future funding requirements will depend on many factors, including the success of the commercialization of certain of our products, our ability to secure strategic partnerships and licensing agreements and the amount of revenues they produce, our ability to continue to satisfy our financial covenants under our financing facilities, our ability to repay or refinance our indebtedness as it becomes due, and our success at implementing our expanded Liquidity Improvement Plan and other cost-saving measures. We could potentially use our available financial resources sooner than we currently expect. Our failure to raise capital as and when needed could have significant negative consequences for our business, financial condition and results of consolidated operations. We cannot guarantee that we will be able to satisfy our repayment obligations, meet existing financial covenants or obtain new financing on favorable terms, if at all. Our future capital requirements and the adequacy of available funds will depend on many factors, including those more fully described under the heading “Risk Factors—Risks Relating to Our Business” in Part I Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023.

Summary of Cash Flows
A summary of our cash flows from operating, investing and financing activities is presented in the following table:

	Three Months Ended March 31,
(In Thousands)	2024	2023
Net cash used in operating activities	$(15,045)	$(37,693)
Net cash provided by investing activities	66,415	38,994
Net cash used in financing activities	(60,763)	(3,515)
Effect of exchange rate changes on cash	(13)	—
Net decrease in cash and cash equivalents	(9,406)	(2,214)
Cash, cash equivalents and restricted cash, beginning of period	16,081	43,321
Cash, cash equivalents and restricted cash, end of period	$6,675	$41,107
Operating Activities
On a consolidated basis, net cash flows used by operating activities were $15.0 million and $37.7 million for the three months ended March 31, 2024 and 2023, respectively. The year-over-year improvement in our cash outflows of $22.6 million was primarily due to a lower use of cash on payments of accounts payable and accrued expenses from our exit from ownership and operation of soybean processing facilities and cost cutting measures driven by our expanded Liquidity Improvement Plan.
Net cash flows provided by operating activities from discontinued operations were $4.8 million for the three months ended March 31, 2024 compared to $3.2 million used in operating activities for the same period in 2023. The increase in cash inflows of $1.6 million from operating activities for the three months ended March 31, 2024 compared to the same period in 2023 was primarily driven by changes in working capital.
Investing Activities
On a consolidated basis, net cash flows provided by investing activities were $66.4 million for the three months ended March 31, 2024 compared to $39.0 million for the three months ended March 31, 2023, representing an increase in cash inflow of $27.4 million. The increase in cash inflow was driven by net cash received from the sale of discontinued operations of $57.7 million offset by lower purchases and redemptions of marketable securities during the three months ended March 31, 2024 compared to the same period in 2023.
There was $57.6 million net cash inflow from investing activities from discontinued operations for the three months ended March 31, 2024 compared to $0.3 million for the three months ended March 31, 2023. The increase in cash inflows are due to net cash received from the sale of discontinued operations during the three months ended March 31, 2024 compared to the same period in 2023.
Financing Activities
On a consolidated basis, net cash flows used in financing activities were $60.8 million for the three months ended March 31, 2024 compared to $3.5 million for the three months ended March 31, 2023, representing an increase of $57.2 million of cash outflows from financing activities. The increase in net cash outflows from financing activities is attributable to the repayment of Convertible Notes Payable of $59.9 million during the three months ended March 31, 2024.
No net cash flows were used in financing activities from discontinued operations for the three months ended March 31, 2024 compared to a source of cash of $0.3 million for the three months ended March 31, 2023. The decrease in net cash flows from financing activities for the three months ended March 31, 2024 is attributable to repayments of debt during the three months ended March 31, 2023.
Commitments and Contingencies
The information set forth in Note 13, Commitments and Contingencies in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this report is incorporated herein by reference.
Off-Balance Sheet Arrangements
We have not entered into off-balance sheet arrangements, as defined in the SEC rules and regulations.

Critical Accounting Policies and Estimates
There have been no material changes in our critical accounting policies from the information provided under “Critical Accounting Policies and Estimates” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K for the year ended December 31, 2023.
Emerging Growth Company
See Note 2, Summary of Significant Accounting Policies in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this report for a description of our emerging growth company status.
Recent Accounting Guidance
From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that are adopted by us as of the specified effective date. Unless otherwise discussed, we believe that the impact of recently issued standards that are not yet effective will not have a material impact on our financial position or results of operations upon adoption. See Note 2, Summary of Significant Accounting Policies in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this report for more information about recent accounting pronouncements, the timing of their adoption and our assessment, to the extent we have made one, of their potential impact on our financial condition and results of operations.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our quantitative and qualitative disclosures about market risk are described under the heading “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2023. In the three months ended March 31, 2024, there were no material changes to our quantitative and qualitative disclosures about market risk from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2023.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain a system of disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) designed to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined under the Exchange Act, as of March 31, 2024, the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.
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

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II - Other Information
Item 1. Legal Proceedings
We are not a party to any material litigation or other material legal proceedings. From time to time, we may be subject to legal proceedings and claims in the ordinary course of our business.
Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(a) Not applicable.
(b) None.
(c) During the three months ended March 31, 2024, none of our directors or officers adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit	Description
10.1#
Executive Employment Agreement, dated February 13, 2024, by and between Susan Keefe and Benson Hill, Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 14, 2024).

10.2*#	Separation Agreement, dated as of April 10, 2024, by and between Benson Hill, Inc. and Yevgeny Fundler.
10.3*#	Form of Release Agreement by and between Yevgeny Fundler and Benson Hill, Inc.
10.4*#	Offer Letter, dated April 11, 2024, by and between Benson Hill, Inc. and Daniel J. Cosgrove.
10.5*#	Form of Indemnity Agreement for Directors and Officers.
10.6*#	Benson Hill, Inc. Restricted Stock Unit Agreement—Special Equity Award, dated March 29, 2024, by and between Benson Hill, Inc. and Jason Bull.
10.7*#	Benson Hill, Inc. Restricted Stock Unit Agreement—Special Equity Award, dated April 25, 2024, by and between Benson Hill, Inc. and Adrienne Elsner.
10.8†
First Amended and Restated Credit Agreement, dated May 7, 2024, by and between Dakota Dry Bean Inc. as Borrower and First National Bank of Omaha as Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 9, 2024).

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

Benson Hill, Inc. (Registrant)

By:	/s/ Adrienne Elsner
Adrienne Elsner
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Susan Keefe
Susan Keefe
Chief Financial Officer (Principal Financial Officer)

May 9, 2024