Form 10-Q
period 2024-06-30
Benson Hill, Inc.
filed 2024-08-08
CIK 1830210

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 6, 2024, 6,119,590 shares of the registrant’s Common Stock, par value $0.0001, were issued and outstanding.

Benson Hill, Inc.

Part I - Financial Information
Item 1. Financial Statements
Benson Hill, Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(In Thousands, Except Per Share Data)

	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$9,272	$8,934
Marketable securities	20,247	32,852
Accounts receivable, net	9,640	6,810
Inventories, net	16,826	14,860
Prepaid expenses and other current assets	15,270	8,121
Current assets of discontinued operations	5,909	103,177
Total current assets	77,164	174,754
Property and equipment, net	22,643	26,533
Finance lease right-of-use assets, net	55,465	59,245
Operating lease right-of-use assets	2,800	2,934
Intangible assets, net	4,947	5,226
Other assets	8,289	6,072
Total assets	$171,308	$274,764

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$11,151	$4,397
Finance lease liabilities, current portion	4,263	3,705
Operating lease liabilities, current portion	872	842
Long-term debt, current portion	1,900	55,201
Accrued expenses and other current liabilities	13,114	21,352
Current liabilities of discontinued operations	1,121	18,802
Total current liabilities	32,421	104,299
Long-term debt, less current portion	14,236	5,250
Finance lease liabilities, less current portion	71,013	73,682
Operating lease liabilities, less current portion	3,949	4,299
Warrant liabilities	906	1,186
Conversion option liabilities	—	5
Other non-current liabilities	30	—
Total liabilities	122,555	188,721
Stockholders’ equity:
Common stock, $0.0001 par value, 440,000 and 440,000 shares authorized, 6,085 and 5,954 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively (1)	1	1
Additional paid-in capital	614,018	611,497
Accumulated deficit	(564,769)	(523,786)
Accumulated other comprehensive loss	(497)	(1,669)
Total stockholders’ equity	48,753	86,043
Total liabilities and stockholders’ equity	$171,308	$274,764
(1) Amounts have been adjusted to reflect the 1-for-35 reverse stock split that became effective on July 18, 2024. See Note 2, Summary of Significant Accounting Policies for additional details.
See accompanying notes to the condensed consolidated financial statements (unaudited).

Benson Hill, Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(In Thousands, Except Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues	$33,773	$23,484	$54,906	$72,151
Cost of sales	34,597	22,214	50,492	66,238
Research and development	7,456	10,312	14,397	22,954
Selling, general and administrative expenses	10,155	6,510	24,983	19,737
Impairment of goodwill	—	9,260	—	9,260
Interest expense, net	1,708	6,874	10,304	13,246
Changes in fair value of warrants and conversion option	(513)	3,036	(286)	(18,660)
Other (income) expense, net	(1,653)	1,921	(693)	2,789
Net loss from continuing operations before income taxes	(17,977)	(36,643)	(44,291)	(43,413)
Income tax expense (benefit)	6	(138)	6	(123)
Net loss from continuing operations, net of income taxes	(17,983)	(36,505)	$(44,297)	$(43,290)
Net (loss) income from discontinued operations, net of income taxes (refer to Note 3, Discontinued Operations)	(1,717)	(20,336)	3,314	(16,605)
Net loss attributable to common stockholders	$(19,700)	$(56,841)	$(40,983)	$(59,895)

Net loss per common share:
Basic and diluted net loss per common share from continuing operations (1)	$(3.27)	$(6.81)	$(8.09)	$(8.08)
Basic and diluted net (loss) income per common share from discontinued operations (1)	$(0.31)	$(3.79)	$0.61	$(3.10)
Basic and diluted total net loss per common share (1)	$(3.58)	$(10.60)	$(7.48)	$(11.18)
Weighted average shares outstanding:
Basic and diluted weighted average shares outstanding (1)	5,496	5,364	5,477	5,355
(1) Amounts have been adjusted to reflect the 1-for-35 reverse stock split that became effective on July 18, 2024. See Note 2, Summary of Significant Accounting Policies for additional details.

See accompanying notes to the condensed consolidated financial statements (unaudited).

Benson Hill, Inc.
Condensed Consolidated Statements of Comprehensive Loss (Unaudited)
(In Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss attributable to common stockholders	$(19,700)	$(56,841)	$(40,983)	$(59,895)
Other comprehensive income (loss):
Foreign currency translation adjustment	1	—	(12)	—
Change in fair value of available-for-sale marketable securities, net of deferred taxes	73	2,668	1,184	3,524
Total other comprehensive income	74	2,668	1,172	3,524
Total comprehensive loss	$(19,626)	$(54,173)	$(39,811)	$(56,371)
See accompanying notes to the condensed consolidated financial statements (unaudited).

Benson Hill, Inc.
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
(In Thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares (1)	Amount
Balance as of December 31, 2023	5,954	$1	$611,497	$(523,786)	$(1,669)	$86,043
Stock option exercises, net	98	—	95	—	—	95
Stock-based compensation expense	—	—	1,293	—	—	1,293
Comprehensive income (loss)	—	—	—	(21,283)	1,098	(20,185)
Balance as of March 31, 2024	6,052	$1	$612,885	$(545,069)	$(571)	$67,246
Stock option exercises, net	33	—	(36)	—	—	(36)
Stock-based compensation expense	—	—	1,169	—	—	1,169
Comprehensive income (loss)	—	—	—	(19,700)	74	(19,626)
Balance as of June 30, 2024	6,085	$1	$614,018	$(564,769)	$(497)	$48,753

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares (1)	Amount
Balance as of December 31, 2022	5,905	$1	$609,470	$(408,474)	$(7,095)	$193,902
Stock option exercises, net	23	—	121	—	—	121
Stock-based compensation expense	—	—	2,814	—	—	2,814
Comprehensive income (loss)	—	—	—	(3,054)	856	(2,198)
Balance as of March 31, 2023	5,927	$1	$612,405	$(411,528)	$(6,239)	$194,639
Stock option exercises, net	—	—	19	—	—	19
Stock-based compensation expense	—	—	(3,882)	—	—	(3,882)
Comprehensive income (loss)	—	—	—	(56,841)	2,668	(54,173)
Balance as of June 30, 2023	5,928	$1	$608,542	$(468,369)	$(3,571)	$136,603
(1) Amounts have been adjusted to reflect the 1-for-35 reverse stock split that became effective on July 18, 2024. See Note 2, Summary of Significant Accounting Policies for additional details.

See accompanying notes to the condensed consolidated financial statements (unaudited).

Benson Hill, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In Thousands)

	Six Months Ended June 30,
	2024	2023
Operating activities
Net loss	$(40,983)	$(59,895)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,061	10,596
Stock-based compensation expense	2,414	(1,214)
Bad debt expense	1,077	(197)
Changes in fair value of warrants and conversion option	(286)	(18,660)
Accretion and amortization related to financing activities	6,191	4,318
Realized losses on sale of marketable securities	1,164	3,044
Impairment of goodwill	—	19,226
Other	(4,043)	2,593
Changes in operating assets and liabilities:
Accounts receivable	1,302	(1,614)
Inventories	5,962	31,072
Other assets and other liabilities	2,710	909
Accounts payable	(1,008)	(23,708)
Accrued expenses	(9,022)	(10,751)
Net cash used in operating activities	(26,461)	(44,281)
Investing activities
Purchases of marketable securities	(36,560)	(75,050)
Proceeds from maturities of marketable securities	22,933	41,759
Proceeds from sales of marketable securities	26,287	84,385
Purchase of property and equipment	(458)	(6,956)
Proceeds from divestiture of discontinued operations	57,713	1,928
Proceeds from a corporate-owned life insurance policy	2,173	—
Other	27	36
Net cash provided by investing activities	72,115	46,102
Financing activities
Repayments of long-term debt	(66,307)	(4,313)
Proceeds from issuance of long-term debt	15,800	—
Payments of debt issuance costs	—	(2,000)
Borrowing under revolving line of credit	3,562	—
Repayments under revolving line of credit	(3,562)	—
Payments of finance lease obligations	(2,003)	(1,595)
Proceeds from exercise of stock awards, net of withholding taxes	59	140
Net cash used in financing activities	(52,451)	(7,768)
Effect of exchange rate changes on cash	(12)	—
Net decrease in cash and cash equivalents	(6,809)	(5,947)
Cash, cash equivalents and restricted cash, beginning of period	16,081	43,321
Cash, cash equivalents and restricted cash, end of period	$9,272	$37,374

Supplemental disclosure of cash flow information
Cash paid for taxes	$—	$2
Cash paid for interest	$4,674	$9,555
Supplemental disclosure of non-cash activities
Purchases of property and equipment included in liabilities	$30	$333
See accompanying notes to the condensed consolidated financial statements (unaudited).

Benson Hill, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
(In Thousands, Except Per Share Amounts)

1. Description of Business
Benson Hill is a seed innovation company that unlocks nature’s genetic diversity in soy quality traits through a combination of its proprietary genetics, its AI-driven CropOS® technology platform, and its Crop Accelerator. Benson Hill collaborates with strategic partners to create value throughout the agribusiness supply chain to meet the demand for better feed, food, and fuel. We are headquartered in St. Louis, Missouri, where most of our research and development activities are managed. In February 2024, as part of our acceleration to an asset-light business model, we divested our soy crushing and food-grade white flake and soy flour manufacturing operation in Creston, Iowa, which followed the October 2023 divestiture of our soy crushing facility in Seymour, Indiana. We continue to process dry peas in North Dakota through our Dakota Ingredients facility, and we sell our products throughout North America, in Europe and in several countries globally.
Moving to an asset-light business model enables Benson Hill to focus on our research and development competitive advantage. We plan to participate across the value chain with partnerships that are more efficient to scale acreage, require less operating expense and are more capital efficient. This model will continue to enable us to solve end user challenges with seed innovation. As we analyze the asset-light business model across the value chain, there are three opportunities to monetize Benson Hill’s technology. First, licensing our germplasm to seed companies. Second, direct seed sales to farmers. And third, through technology access fees and value-based royalties from seed companies, processors and end users.
Our commitment to environmental and social issues impacting our planet and our purpose-driven culture are fundamental to our ability to achieve our mission. Environmental, Social and Governance principles help guide our thinking and approach throughout the development and commercialization of our products, and our innovative culture is rooted in our Core Values of Be Bold, Be Inspired, and Be Real. We believe our technology platform, asset-light model, and purpose-driven culture will help bridge the divide between evolving preferences and quality traits already present within the genetic diversity of plants. We see nature as our partner; technology as our enabler; and innovators like us, like-minded stakeholders, stockholders and partners as the catalysts to activate the change needed.
Liquidity and Going Concern
The accompanying consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) for financial reporting and Securities and Exchange Commission (“SEC”) regulations.
For the three and six months ended June 30, 2024, the Company incurred a net loss from continuing operations, net of income taxes of $17,983 and $44,297, respectively, and for the six months ended June 30, 2024, the Company had negative cash flows from operating activities of $26,461 and capital expenditures were minimal. As of June 30, 2024, we had cash and marketable securities of $29,519. Furthermore, as of June 30, 2024, the Company had an accumulated deficit of $564,769 and term debt and notes payable of $16,136, which are subject to repayment terms and covenants further described in Note 8, Debt in this report. These factors, coupled with working capital needs and expected capital expenditures indicated that, without further action, our forecasted cash flows would not be sufficient for us to meet our contractual commitments and obligations as they came due in the ordinary course of business for 12 months after the date the consolidated financial statements are issued. Therefore, there is substantial doubt about our ability to continue as a going concern within one year after the date the financial statements are issued. The accompanying financial statements have been prepared on a basis that assumes that the Company will continue as a going concern, and do not include any adjustments that may result from the outcome of this uncertainty. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of the Company’s liabilities and commitments in the normal course of business and does not include any adjustments to reflect the possible future effects of the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.
On February 13, 2024, we completed the sale of our soy crushing facility in Creston, Iowa, and used the proceeds to fully retire the Convertible Notes Payable. We paid an aggregate amount of $58,964, in full payment of our outstanding obligations under the Convertible Notes Payable. Refer to Note 8, Debt in this report for further details. Since our inception, we have incurred significant losses primarily to fund investment into technology and costs associated with early-stage commercialization of our products. In order to generate sufficient cash to offset the costs of funding continued investment in technology and to fund operations more broadly, we will be required to raise additional capital and identify additional sources of revenue, including from collaborative arrangements or joint operating activities, partnerships and licensing opportunities.

Benson Hill, Inc.
Notes to the Condensed Consolidated Financial Statements (continued)
(Unaudited)
(In Thousands, Except Per Share Data)
We have taken steps to mitigate the substantial doubt noted above. As mentioned above, during the first quarter of 2024, we sold our soybean processing facilities located in Creston, Iowa and utilized proceeds from the sales, in combination with restricted cash, to fully retire our obligations under the Convertible Notes Payable. We are decreasing cash required for our operations by reducing operating costs and reducing staff levels. We incurred severance costs of $104 and $1,755, respectively, for the three and six months ended June 30, 2024, included within selling, general and administrative expenses and net income from discontinued operations, net of income taxes, on our consolidated statements of operations. On May 7, 2024, the Company’s indirect wholly-owned subsidiary Dakota Dry Bean Inc. (“DDB”) amended and restated its credit facility, including to increase its term loan to $15.8 million and to extend the maturity date to April 2029. Refer to Note 8, Debt in this report for further details. In addition, we are working to manage our current liabilities while we continue to make changes in operations to improve our cash flow and liquidity position. Our liquidity plans and operating budget include further actions aimed at improving operating efficiencies by reducing certain operating costs, restructuring certain parts of our organization, exploring strategic alternatives, divesting our assets, supplementing cash needs by selling additional shares of our common stock or securities convertible into common stock to the public through our shelf registration statement, or otherwise, or obtaining alternative forms of financing which may or may not be dilutive. There are no guarantees that we will achieve any of these plans, which involve risks and uncertainties, or that our achievement of any of these plans will sufficiently address our substantial doubt about our ability to continue as a going concern.
2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial reporting and SEC regulations. The unaudited condensed consolidated financial statements include the accounts of the Company and our wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. As further discussed in the Reverse Stock Split section below, all per share amounts and common shares amounts have been adjusted on a retroactive basis to reflect the Reverse Stock Split (as defined below). Results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year ended December 31, 2024. A description of our significant accounting policies is included in the notes to our audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2023. These unaudited condensed consolidated financial statements should be read in conjunction with the December 31, 2023 audited consolidated financial statements and the notes thereto.
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
Reverse Stock Split
On July 18, 2024, following approval by the Company’s stockholders, the Company effected a 1-for-35 reverse stock split of the issued and outstanding shares of the Company’s common stock (the “Reverse Stock Split”). The common stock began trading on the New York Stock Exchange on a post-split basis on July 19, 2024. Following the Reverse Stock Split, the number of authorized shares of common stock remained at 440,000 and the number of authorized shares of preferred stock remained at 1,000. On a retroactive basis, the Reverse Stock Split reduced the total number of issued and outstanding shares of common stock from 212,966 to 6,085 as of June 30, 2024. On a retroactive basis, the Reverse Stock Split reduced the total number of issued and outstanding shares of common stock from 208,395 to 5,954 as of December 31, 2023. The par value per share of common stock remained at $0.0001.

Benson Hill, Inc.
Notes to the Condensed Consolidated Financial Statements (continued)
(Unaudited)
(In Thousands, Except Per Share Data)

The Company’s stockholders’ equity, in the aggregate, remained unchanged following the Reverse Stock Split. Per share net loss increased because there were fewer shares of common stock outstanding. There were no other accounting consequences, including changes to the amount of stock-based compensation expense to be recognized in any period, that arose as a result of the Reverse Stock Split. No fractional shares were issued in connection with the Reverse Stock Split. Instead, holders of the common stock holding fractional shares were entitled to receive, in lieu of such fractional shares, a cash payment in an amount determined based on the closing price of the Company’s common stock on the effective date of the Reverse Stock Split. The cash payments were immaterial to the Company’s consolidated financial statements. The Reverse Stock Split impacted all stockholders uniformly and did not affect any stockholder’s percentage of ownership or proportionate voting power other than very minor impacts from the treatment of fractional shares.
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

Benson Hill, Inc.
Notes to the Condensed Consolidated Financial Statements (continued)
(Unaudited)
(In Thousands, Except Per Share Data)

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets, inclusive of $— and $8,483 of cash and cash equivalents reported within current assets of discontinued operations as of June 30, 2024 and June 30, 2023 to the amounts shown in the condensed consolidated statements of cash flows.

	June 30, 2024	June 30, 2023
Cash and cash equivalents	$9,272	$9,051
Restricted cash, current	—	19,840
Cash and cash equivalents reported in current assets of discontinued operations	—	8,483
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$9,272	$37,374
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
Impairment of goodwill is measured as the excess of the carrying amount of goodwill over the fair value of the reporting unit. During the second quarter of 2023, we identified an indicator of impairment and determined it was no longer more likely than not that the fair value of our sole reporting unit was in excess of the carrying value. We performed an impairment analysis for the Ingredients reporting unit as of June 30, 2023, using a discounted cash flow model (a form of the income approach), utilizing Level 3 unobservable inputs. Our estimates in this analysis included, but were not limited to, future cash flow projections, the weighted average cost of capital, the terminal growth rate, and the tax rate. The impairment charge reflects an ongoing assessment of current market conditions and potential strategic investments to continue commercializing our proprietary products and pursue other strategic investments in the industry. As a result, a quantitative goodwill and separately identifiable intangible asset impairment assessment was performed as of June 30, 2023, and we recorded an impairment of the carrying value of goodwill of $9,260 in continuing operations and $9,966 in discontinued operations, which represented the entire goodwill balance prior to the impairment charge. The goodwill impairment charge had an immaterial impact on the provision for income taxes.
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
For the quarter ended June 30, 2024, we determined there was no impairment of our intangible assets. However, we are currently exploring a broad strategic review of our business which could result in us being unable to recover all or a portion of the carrying value of our intangible assets. The amount and timing of any impairment charge would depend on a number of factors including the structure, timing, and scope of any assets disposed in any future transactions.
Impairment of Long-lived Assets
We review long-lived assets, including lease right-of-use assets, for impairment whenever events or changes in circumstances indicate that an asset group’s carrying amount may not be recoverable. We conduct our long-lived asset impairment analysis in accordance with ASC 360-10, Impairment or Disposal of Long-Lived Assets, which requires us to group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of the undiscounted future cash flows. If the undiscounted cash flows do not indicate the carrying amount of the asset group is recoverable, an impairment charge is measured as the amount by which the carrying amount of the asset group exceeds its fair value. We conducted a review of our long-lived assets as of June 30, 2024 and determined that the carrying value of our assets is recoverable and no impairment charge was necessary. We are currently executing a transition of our business model which could further result in us being unable to recover all or a portion of the remaining carrying value of our long-lived assets.
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
On February 13, 2024, we sold all of our interests in a wholly-owned subsidiary, Benson Hill Ingredients, LLC (“Ingredients”), which owns and operates a soybean processing facility in Creston, Iowa, to White River Creston, LLC (the “Purchaser”) for $52,500, plus a working capital adjustment estimated to be $19,671 (the “Purchase Price”), subject to certain deferred payments, holdbacks and other adjustments as defined in the Membership Interest Purchase Agreement (the “MIPA”) (the “Creston Sale”). Upon closing the Creston Sale, we recorded a gain on the sale of $2,844 for the three and six months ended June 30, 2024.
Upon closing the Creston Sale, $3,413 of the Purchase Price (the “Holdback”) and $4,950 of the Purchase Price (the “Carryback”) was held back by the Purchaser. The Holdback may be used by the Purchaser to satisfy certain Adverse Consequences (as defined in the MIPA) subject to the indemnification provisions, and for the Purchaser’s recovery with respect to certain Facility KPIs (as defined in the MIPA). The Holdback, less any amounts due to the Purchaser under the MIPA terms, shall be paid to the Seller within five days following the twelve-month anniversary of the closing. The Carryback will be paid by the Purchaser to the Seller pursuant to the terms of a promissory note executed by the Purchaser, and guaranteed by Ingredients, on February 13, 2024 (the “Promissory Note”). Under the Promissory Note, and subject to its terms and conditions, the Carryback will be paid in four equal installments on November 24, 2024, February 25, 2025, May 25, 2025, and August 25, 2025, together with all unpaid accrued interest on the outstanding principal amount on each such date. Subject to the terms and conditions of the Promissory Note, interest will accrue on the outstanding and unpaid principal amount thereunder at a fixed rate equal to 8.00% per annum. The Promissory Note may be partially or fully prepaid at any time without penalty.
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
Divestiture of J&J Produce, Inc. (“J&J”)
On December 29, 2022, we entered into a Stock Purchase Agreement (the “Stock Sale”) to sell J&J and all of the outstanding equity securities of J&J’s subsidiaries for aggregate cash consideration of $3,000, subject to certain adjustments. In connection with the Stock Purchase Agreement, on December 29, 2022, J&J entered into a Purchase and Sale Agreement, pursuant to which J&J sold certain real and personal property comprising an agricultural production and processing facility located in Vero Beach, Florida, for an aggregate purchase price of $18,000, subject to certain adjustments. Certain property was leased back to J&J pursuant to a separate agricultural and facility lease for a short period of time. On June 30, 2023, we closed the Stock Sale. As of June 30, 2024, the carrying value of assets and liabilities in discontinued operations approximated their fair value due to their short maturities. J&J was the main component of our former Fresh segment. In accordance with ASC 205-20, Discontinued Operations, our strategic shift to exit the former Fresh segment met the criteria to be classified as businesses held for sale and presented as a discontinued operation. J&J had assets of $375 and $601 and liabilities of $664 and $559 as of June 30, 2024 and December 31, 2023, respectively. J&J had net income of $149 and net loss of $264 with no revenues for the

Benson Hill, Inc.
Notes to the Condensed Consolidated Financial Statements (continued)
(Unaudited)
(In Thousands, Except Per Share Data)

three and six months ended June 30, 2024. J&J had revenues of $9,902, cost of sales of $15,398, operating expenses of $1,883 and net loss of $7,726 for the three months ended June 30, 2023. J&J had revenues of $32,237, cost of sales of $34,131, operating expenses of $3,337 and net loss of $5,935 for the six months ended June 30, 2023.
We reclassified the combined results of discontinued operations in our condensed consolidated statements of operations for all periods presented. The carrying amounts of the assets and liabilities of the discontinued operations were as follows:

	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$—	$7,147
Accounts receivable, net	4,985	26,412
Inventories, net	—	10,640
Prepaid expenses and other assets	924	6,468
Property and equipment, net	—	52,510
Total assets from discontinued operations	$5,909	$103,177

Liabilities
Current liabilities:
Accounts payable	$79	$12,741
Operating lease liabilities	—	2,851
Accrued expenses and other liabilities	1,042	3,210
Total liabilities from discontinued operations	$1,121	$18,802
The operating results of the discontinued operations, net of tax, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues	$170	$95,456	$31,060	$203,767
Cost of sales	171	99,254	27,278	199,083
Research and development	—	—	17	—
Selling, general and administrative expenses	1,775	6,225	3,414	10,619
(Gain) loss on divestiture of discontinued operations	—	172	(2,844)	172
Impairment of goodwill	—	9,966	—	9,966
Interest (income) expense, net	(59)	7	(86)	14
Other expense (income), net	—	168	(33)	518
Net (loss) income from discontinued operations, before income taxes	(1,717)	(20,336)	3,314	(16,605)
Income tax expense	—	—	—	—
Net (loss) income from discontinued operations, net of income taxes	$(1,717)	$(20,336)	$3,314	$(16,605)

Benson Hill, Inc.
Notes to the Condensed Consolidated Financial Statements (continued)
(Unaudited)
(In Thousands, Except Per Share Data)

Depreciation, amortization and significant operating and investing items in the condensed consolidated statements of cash flows for the discontinued operations are as follows:

	Six Months Ended June 30,
	2024	2023
Operating activities
Depreciation and amortization	$387	$3,593
Bad debt expense	1,075	(137)
Impairment	—	9,966
Net gain on divestiture of discontinued operations	(2,844)	172
Investing activities
Payments for acquisitions of property and equipment	(130)	(643)
Net proceeds from divestiture	57,713	1,928
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
Our financial instruments consist of cash and cash equivalents, marketable securities, accounts receivable, commodity derivatives, commodity contracts, accounts payable, accrued liabilities, warrant liabilities, conversion option liabilities, and notes payable. As of June 30, 2024 and December 31, 2023, we had cash and cash equivalents of $9,272 and $8,934, respectively, which include money market funds with maturities of less than three months. At June 30, 2024 and December 31, 2023, the carrying values of cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximated fair value due to their short maturities.
The following tables provide the financial instruments measured at fair value on a recurring basis based on the fair value hierarchy:

	June 30, 2024
	Level 1	Level 2	Level 3	Total
Assets
U.S. treasury securities	$4,655	$—	$—	$4,655
Corporate bonds	$—	$12,519	$—	$12,519
Preferred stock	—	3,073	—	3,073
Marketable securities	$4,655	$15,592	$—	$20,247
Liabilities
Warrant liabilities	$176	$11	$719	$906
Total liabilities	$176	$11	$719	$906

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
Public Warrant liabilities of $30 were transferred from Level 1 to Level 2 in 2023. Our Public Warrants were traded on the NYSE under the symbol “BHIL WS.” and considered Level 1 liabilities through December 18, 2023. On December 18, 2023, we received notice from the NYSE that it had determined to commence proceedings to delist the Company’s Public Warrants. On December 19, 2023, the NYSE suspended trading in the warrants. As of December 31, 2023, Public Warrants are available for trading over-the-counter under the symbol “BHILW” and are considered Level 2 liabilities. There were no other transfers of financial assets or liabilities into or out of Level 1, Level 2, or Level 3 for 2024 or 2023.
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

Benson Hill, Inc.
Notes to the Condensed Consolidated Financial Statements (continued)
(Unaudited)
(In Thousands, Except Per Share Data)

The significant inputs to the valuation of Level 3 warrant and conversion option liabilities, adjusted on a retroactive basis to reflect the Reverse Stock Split as discussed in Note 2, Summary of Significant Accounting Policies, as of June 30, 2024 were as follows:

	PIPE Investment Warrants	Private Placement Warrants	Convertible Notes Payable Warrants
Exercise Price	$136.50	$402.50	$6.65
Stock Price	$5.25	$5.25	$5.25
Volatility	116.7%	119.0%	115.0%
Remaining term in years	2.74	2.25	2.50
Risk-free rate	4.6%	4.1%	4.62%
Dividend yield	—%	—%	—%
The significant inputs to the valuation of Level 3 warrant and conversion option liabilities, adjusted on a retroactive basis to reflect the Reverse Stock Split as discussed in Note 2, Summary of Significant Accounting Policies, as of December 31, 2023 were as follows:

	PIPE Investment Warrants	Private Placement Warrants	Convertible Notes Payable Warrants	Conversion Option Liabilities
Exercise Price	$136.50	$402.50	$6.65	$86.45
Stock Price	$5.95	$5.95	$5.95	$5.95
Volatility	113.0%	119.0%	112.5%	97.6%
Remaining term in years	3.24	2.75	3.00	1.00
Risk-free rate	4.0%	4.1%	4.0%	4.8%
Dividend yield	—%	—%	—%	—%
The following table summarizes the change in the warrant and conversion option liabilities categorized as Level 3 for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Balance, beginning of period	$1,152	$960
Changes in estimated fair value	(433)	(241)
Ending balance, June 30, 2024	$719	$719

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Balance, beginning of period	$8,471	$26,907
Changes in estimated fair value	1,835	(16,601)
Ending balance, June 30, 2023	$10,306	$10,306
Fair Value of Long-Term Debt
As of June 30, 2024 and December 31, 2023, the fair value of our debt, including amounts classified as current, was $14,301 and $64,336, respectively. Fair values are based upon valuation models using market information, which fall into Level 3 in the fair value hierarchy.

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

	June 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury securities	$4,823	$—	$(1)	$4,822
Corporate bonds	12,583	1	(213)	12,371
Preferred stock	3,142	—	(88)	3,054
Total Investments	$20,548	$1	$(302)	$20,247

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury securities	$458	$—	$—	$458
Corporate bonds	26,040	8	(1,015)	25,033
Preferred stock	7,839	—	(478)	7,361
Total Investments	$34,337	$8	$(1,493)	$32,852
The aggregate fair value of investments with unrealized losses that had been owned for less than a year was $14,050 and $6,887 as of June 30, 2024 and December 31, 2023, respectively. The aggregate fair value of investments with unrealized losses that had been owned for more than one year was $6,092 and $21,543 as of June 30, 2024 and December 31, 2023, respectively.
Available-for-sale investments outstanding as of June 30, 2024, classified as marketable securities in our condensed consolidated balance sheets, have maturity dates ranging from the third quarter of 2024 through the fourth quarter of 2026. The fair value of marketable securities as of June 30, 2024 with maturities within one year and one to five years is $13,956 and $6,291, respectively. We classify available-for-sale investments as current based on the nature of the investments and their availability to provide cash for use in current operations, if needed.
6. Derivatives
Corporate Risk Management Activities
We use exchange-traded futures to manage price risk of fluctuating Chicago Board of Trade prices related to forecasted purchases and sales of soybeans and soybean related products in the normal course of business. These risk management activities are actively monitored for compliance with our risk management policies.
As of June 30, 2024, the Company held financial futures related to a portion of our forecasted purchases of soybeans for an aggregate notional volume of 865 bushels of soybeans; 755 bushels of the aggregate notional volume will settle in 2024 with the remaining 110 bushels settling in 2025. As of June 30, 2024, the Company held financial futures related to a portion of our forecasted sales of soybean oil for an aggregate notional volume of 16 pounds of soybean oil; all of which will settle in 2024.
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

Benson Hill, Inc.
Notes to the Condensed Consolidated Financial Statements (continued)
(Unaudited)
(In Thousands, Except Per Share Data)

	June 30, 2024		December 31, 2023
	Asset Derivative	Liability Derivative	Asset Derivative	Liability Derivative
Soybeans	$429	$—	$539	$—
Soybean oil	—	34	—	180
Soybean meal	—	—	—	588
Effect of daily cash settlement	(429)	(34)	(539)	(768)
Net derivatives as classified in the balance sheet	$—	$—	$—	$—
We had a current asset representing excess cash collateral posted to a margin account of $451 and $992 as of June 30, 2024 and December 31, 2023, respectively. These amounts are not included with the derivatives presented in the table above, but are included in prepaid expenses and other current assets in the condensed consolidated balance sheets.
Currently, we do not seek cash flow hedge accounting treatment for derivative financial instruments and thus changes in fair value are reflected in current earnings.
The tables below show the amounts of pre-tax gains and losses recognized in our condensed consolidated statements of operations related to the derivatives:

	Three Months Ended June 30, 2024			Three Months Ended June 30, 2023
	Gain (loss) realized on derivatives	Unrealized gain (loss) on derivatives	Total gain (loss) recognized in income	Gain (loss) realized on derivatives	Unrealized gain (loss) on derivatives	Total gain (loss) recognized in income
Soybeans	$344	$472	$816	$(1,410)	$479	$(931)
Soybean oil	(195)	(31)	(226)	2,093	(1,674)	419
Soybean meal	—	—	—	3,259	18	3,277
Total	$149	$441	$590	$3,942	$(1,177)	$2,765

	Six Months Ended June 30, 2024			Six Months Ended June 30, 2023
	Gain (loss) realized on derivatives	Unrealized gain (loss) on derivatives	Total gain (loss) recognized in income	Gain (loss) realized on derivatives	Unrealized gain (loss) on derivatives	Total gain (loss) recognized in income
Soybeans	$3,611	$(109)	$3,502	$(1,247)	$(348)	$(1,595)
Soybean oil	(374)	146	(228)	2,500	(1,675)	825
Soybean meal	(1,860)	588	(1,272)	(74)	3,444	3,370
Total	$1,377	$625	$2,002	$1,179	$1,421	$2,600
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

Benson Hill, Inc.
Notes to the Condensed Consolidated Financial Statements (continued)
(Unaudited)
(In Thousands, Except Per Share Data)
7. Inventories, Net
Inventories, net consist of the following:

	June 30, 2024	December 31, 2023
Raw materials and supplies	$3,755	$7,137
Work-in-process	4,671	3,938
Finished goods	8,400	3,785
Total inventories	$16,826	$14,860
Work-in-process inventory consists of seed provided to contracted seed producers and growers with which we hold a purchase option for, or are required to purchase the future harvested seeds or grains. It also includes crops under production which represent the direct costs of land preparation, seed, planting, growing, and maintenance.
8. Debt

	June 30, 2024	December 31, 2023
DDB Term Loan, due April 2029	$15,800	$6,256
DDB Equipment Loan, due July 2024	—	525
Convertible Notes Payable, due March 2024	—	59,310
Equipment Financing, due March 2025	293	488
Notes Payable, varying maturities through June 2026	43	64
Less: unamortized debt discount and debt issuance costs	—	(6,192)
	16,136	60,451
Less: current maturities of long-term debt	(1,900)	(55,201)
Long-term debt	$14,236	$5,250
Term Loan, Equipment Loan and Revolver
In April 2019, DDB entered into a credit agreement (the “2019 Credit Agreement”) comprised of a $14,000 aggregate principal amount of floating rate, five-year term loan (the “2019 DDB Term Loan”), a $3,500 floating rate, five-year loan to be used for facility expansion (the “2019 DDB Equipment Loan”), and a $6,000 floating rate revolving credit facility (the “2019 DDB Revolver”), which is renewed annually. In March 2024, the DDB Term Loan maturity date was extended to April 2026. On May 7, 2024, the 2019 Credit Agreement was amended and restated (the “2024 Credit Agreement”), providing for: (i) a revolving credit facility in the maximum aggregate amount of $6,000 bearing interest at a floating rate equal to the prime rate plus 1/4%, with accrued interest payable monthly, and with a maturity date of December 1, 2024 (the “2024 DDB Revolver”), and (ii) a term loan facility in the amount of $15,800, bearing interest at a floating rate equal to the prime rate plus 1%, with quarterly principal payments in the amount of $395 each, with accrued interest payable quarterly, and maturing on April 1, 2029 (the “2024 DDB Term Loan”).
DDB’s obligations under the 2024 Credit Agreement are secured by a limited guaranty from the Company’s direct wholly-owned subsidiary, Benson Hill Holdings, Inc. (the “Guarantor”), limited to $8,000 in guaranteed obligations. DDB’s obligations under the 2024 Credit Agreement are also secured by a first lien security interest in all of DDB’s right, title and interest in all DDB personal property assets and any proceeds of such assets, and by first priority mortgages of all of DDB’s right, title and interest in all DDB owned real property assets and improvements thereon.
The 2024 Credit Agreement contains affirmative and negative covenants, including financial covenants. The DDB financial covenants include minimum working capital, minimum tangible net worth, maximum cash flow leverage ratio, maximum fixed charge coverage ratio, maximum unfunded capital expenditures, and permitted distributions covenants. Under the permitted distributions covenant, DDB may make loans to the Guarantor not in excess of $10,000 in the aggregate at any one time outstanding. The 2024 Credit Agreement requires the Guarantor to maintain a minimum cash balance, initially $7,000 through December 31, 2025 and 50% of the term loan balance thereafter.

Benson Hill, Inc.
Notes to the Condensed Consolidated Financial Statements (continued)
(Unaudited)
(In Thousands, Except Per Share Data)
DDB repaid and terminated the 2019 DDB Term Loan and the 2019 DDB Equipment Loan from the proceeds received from the 2024 Credit Agreement in May 2024. During the second quarter of 2024, we were in compliance with the financial covenants under the 2024 Credit Agreement.
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
On February 13, 2024, we repaid in full all outstanding obligations under the Convertible Loan and Security Agreement with Avenue Capital Management II, L.P. (the “Agent”), as administrative agent and collateral agent for several funds managed by the Agent (the “Lenders”) (as amended, restated, or supplemented from time to time, the “Loan Agreement”) (the “Avenue Capital Payoff”). In connection with the Avenue Capital Payoff, we paid an aggregate amount of approximately $59,000 in full payment of our outstanding obligations under the Loan Agreement and the promissory notes evidencing the obligations thereunder, including the applicable Final Payment (as such term is defined in the Loan Agreement) and expense reimbursements payable to the Agent. The Company accelerated the recognition of the unamortized debt discount and debt issuance costs of $1,638 as of the payoff date and such costs are included within Interest expense, net in the Condensed Consolidated Statement of Operations as of June 30, 2024.
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
9. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

	June 30, 2024	December 31, 2023
Payroll and employee benefits	$4,329	$6,148
Insurance premiums	107	58
Professional services	1,456	3,960
Research and development	177	258
Inventory	—	514
Interest	229	161
Contract liability	6,654	8,340
Other	162	1,913
	$13,114	$21,352

Benson Hill, Inc.
Notes to the Condensed Consolidated Financial Statements (continued)
(Unaudited)
(In Thousands, Except Per Share Data)
10. Income Taxes
Our effective federal income tax rate was 0% for the three and six months ended June 30, 2024 and 2023. Our 2024 and 2023 effective federal income tax rates differed from the statutory rate of 21% primarily due to the fact that we recorded no income tax benefit on our pretax losses as we recorded a full valuation allowance globally. The tax expense recorded relates to state and foreign taxes.
11. Comprehensive Income
Our other comprehensive income (loss) (“OCI”) consists of unrealized gains and losses on marketable debt securities classified as available for sale and foreign currency translation adjustments from our subsidiaries in Brazil and Canada.
The following table shows changes in accumulated other comprehensive income (“AOCI”) by component for the three and six months ended June 30, 2024 and 2023:

	Cumulative Foreign Currency Translation	Unrealized Gains/(Losses) on Marketable Securities	Total
Balance as of March 31, 2024	$(398)	$(173)	$(571)
Other comprehensive income before reclassifications	1	64	65
Amounts reclassified from AOCI	—	9	9
Other comprehensive income	1	73	74
Balance at June 30, 2024	$(397)	$(100)	$(497)

Balance at December 31, 2023	$(385)	$(1,284)	$(1,669)
Other comprehensive income before reclassifications	(12)	20	8
Amounts reclassified from AOCI	—	1,164	1,164
Other comprehensive income	(12)	1,184	1,172
Balance at June 30, 2024	$(397)	$(100)	$(497)

Balance as of March 31, 2023	$(385)	$(5,854)	$(6,239)
Other comprehensive income (loss) before reclassifications	—	674	674
Amounts reclassified from AOCI	—	1,994	1,994
Other comprehensive income (loss)	—	2,668	2,668
Balance at June 30, 2023	$(385)	$(3,186)	$(3,571)

Balance at December 31, 2022	$(385)	$(6,710)	$(7,095)
Other comprehensive loss before reclassifications	—	480	480
Amounts reclassified from AOCI	—	3,044	3,044
Other comprehensive loss	—	3,524	3,524
Balance at June 30, 2023	$(385)	$(3,186)	$(3,571)
Amounts reclassified from AOCI were reported within “Other (income) expense, net” on our condensed consolidated statements of operations. The Company’s accounting policy is to release the income tax effects (if applicable) from AOCI when the individual units of account are sold.

Benson Hill, Inc.
Notes to the Condensed Consolidated Financial Statements (continued)
(Unaudited)
(USD and Share Amounts in Thousands)
12. Loss Per Common Share
We compute basic net income (loss) per common share using the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is computed using the weighted average number of common shares and the effect of potentially dilutive securities outstanding during the period. Potentially dilutive securities may consist of warrants, stock options and restricted stock units. The dilutive effect of outstanding warrants, stock options and restricted stock units are reflected in diluted earnings per share by application of the treasury stock method. The weighted average share impact of warrants, stock options and restricted stock units, adjusted on a retroactive basis to reflect the Reverse Stock Split as discussed in Note 2, Summary of Significant Accounting Policies, that were excluded from the calculation of diluted shares outstanding due to us incurring a net loss for the three and six months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Anti-dilutive common share equivalents:
Warrants	—	—	2	—
Stock options	—	19	1	33
Restricted stock units	256	257	226	228
Total anti-dilutive common share equivalents	256	276	229	261
The following table provides the reconciliation of net loss from continuing operations attributable to common stockholders and basic and diluted loss per common share, adjusted on a retroactive basis to reflect the Reverse Stock Split as discussed in Note 2, Summary of Significant Accounting Policies, by outlining the numerators and denominators of the computations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net loss from continuing operations	$(17,983)	$(36,505)	$(44,297)	$(43,290)
Denominator:
Weighted average common shares outstanding, basic and diluted	5,496	5,364	5,477	5,355
Net loss from continuing operations per common share, basic and diluted	$(3.27)	$(6.81)	$(8.09)	$(8.08)
13. Commitments and Contingencies
Contingencies
We accrue for costs related to contingencies when a loss is probable, and the amount is reasonably determinable. Disclosure of contingencies is included in the condensed consolidated financial statements when it is at least reasonably possible that a material loss or an additional material loss in excess of amounts already accrued may be incurred. For all contingent dispute-related matters, the accruals were $670 as of June 30, 2024 and immaterial as of December 31, 2023.
Commitments
As of June 30, 2024, we have committed to purchase from seed producers and growers at dates throughout 2024 and 2025 at fixed prices aggregating to $35,838 based on commodity futures or market prices, other payments to growers, and estimated yields per acre, of which $31,360 are due within one year. In addition to the obligations for which the price is fixed or determinable, we have committed to purchase from seed producers and growers 1,768 bushels throughout 2025 for which the pricing is currently variable. These amounts are not recorded in the condensed consolidated financial statements because we have not taken delivery of the grain or seed as of June 30, 2024 and due to the fact that the grain or seed is subject to specified quality standards prior to delivery.

Benson Hill, Inc.
Notes to the Condensed Consolidated Financial Statements (continued)
(Unaudited)
(USD and Share Amounts in Thousands)
14. Segment Information
In December 2022, we divested our former Fresh segment and reclassified the related financial information to discontinued operations for all periods presented. In June 2023, we closed the sale of our former Fresh segment. In February 2024, we divested our soy processing assets and re-evaluated our operating and reportable segments. We concluded that we operate under one operating segment and one reportable segment, Seeds Technology, as our chief operating decision maker (“CODM”) reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources and evaluating financial performance. We are now rapidly evolving to an asset-light business model designed to serve broadacre animal feed markets. Revenues and operating results for the three and six months ended June 30, 2024 and 2023 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues
Domestic	$33,773	$23,484	$54,906	$49,060
International	—	—	—	23,091
Total Revenues	$33,773	$23,484	$54,906	$72,151

Point in time	$29,492	$23,189	$47,284	$69,314
Over time	4,281	295	7,622	2,837
Total Revenues	$33,773	$23,484	$54,906	$72,151
The CODM uses Adjusted EBITDA to review and assess our operating performance. We define Adjusted EBITDA as net loss from continuing operations excluding income taxes, interest, depreciation, amortization, stock-based compensation, changes in fair value of warrants and conversion options, realized (gains) losses on marketable securities, goodwill and long-lived asset impairment, restructuring-related costs (including severance costs) and the impact of significant non-recurring items. Adjustments to reconcile net loss from continuing operations to Adjusted EBITDA for the three and six months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss from continuing operations, net of income taxes	$(17,983)	$(36,505)	$(44,297)	$(43,290)
Interest expense, net	1,708	6,874	10,304	13,246
Income tax expense (benefit)	6	(138)	6	(123)
Depreciation and amortization	3,846	3,529	7,673	7,003
Stock-based compensation	1,138	(4,073)	2,414	(1,259)
Changes in fair value of warrants and conversion option	(513)	3,036	(286)	(18,660)
Impairment of goodwill	—	9,260	—	9,260
Exit costs related to divestiture of Creston facility	(7)	—	2,881	—
Business transformation	408	—	732	—
Severance	402	1,126	1,476	1,238
Proceeds from a corporate-owned life insurance policy	(2,173)	—	(2,173)	—
Other	755	1,642	1,773	2,874
Total Adjusted EBITDA	$(12,413)	$(15,249)	$(19,497)	$(29,711)

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
Forward-looking statements represent our estimates and assumptions only as of the date of this report. Other factors that could cause actual results to differ from those implied by the forward-looking statements in this report are more fully described under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023 and in Part II, Item 1A of this report, as well as elsewhere in this report. Other sections of this report describe additional factors that could adversely affect our business, financial condition or results of operations. New risk factors emerge from time to time and it is not possible to predict all such risk factors, nor can we assess the impact of all such risk factors on our business, or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Except as otherwise required by law, we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained in this report to reflect any change in our expectations or any change in events, conditions or circumstances on which any of our forward-looking statements are based. We qualify all of our forward-looking statements by these cautionary statements.
The execution of our transition to an asset-light business model and our expanded Liquidity Improvement Plan, described below, are subject to significant business, financial, operational, timing, market, and other risks. We can provide no assurance that we will be able to successfully execute our plans. Please see our “Risk Factors” in Part I, Item 1A our Annual Report on Form 10-K for the year ended December 31, 2023 and in Part II, Item 1A of this report, for a description of factors that may impact our ability to execute our plans.
OVERVIEW
Benson Hill is a seed innovation company that unlocks nature’s genetic diversity in soy quality traits through a combination of its proprietary genetics, its AI-driven CropOS® technology platform, and its Crop Accelerator. We collaborate with strategic partners to create value throughout the agribusiness supply chain to meet the demand for better feed, food, and fuel. We are headquartered in St. Louis, Missouri, where most of our research and development activities are managed. In October 2023, we announced plans to improve our financial position and accelerate our transition to an asset-light business model with a focused expansion into broadacre animal feed markets, intended to complement our accomplishments in human food ingredients. Under this transition plan, we intend to serve the animal feed market through an asset-light business model and secure partnerships and licensing agreements to scale our product innovations. In February 2024, as part of our acceleration to an asset-light business model, we divested our soy-crushing and food-grade white flake and soy flour manufacturing operation in Creston, Iowa, which followed the October 2023 divestiture of our soy crushing facility in Seymour, Indiana. We continue to process dry peas in North Dakota through our Dakota ingredients facility, and we sell our products throughout North America, in Europe and in several countries globally.
We believe that moving to an asset-light business model will enable us to focus on our research and development competitive advantage while participating across the value chain through partnerships that are more efficient to scale acreage, require less operating expense and are more capital efficient. This model maintains our ability to solve end-user challenges with seed innovation. As we analyze the asset-light business model across the value chain, we have identified three opportunities to monetize Benson Hill’s technology. First, by licensing our germplasm to seed companies. Second, by direct seed and grain sales to farmers. And third, through technology access fees and value-based royalties from seed companies, processors and end users. In the future, we plan to enter the animal feed market and secure partnerships and licensing agreements to scale our product offerings.
The emergence of significant market headwinds in the food, aquaculture, and specialty oil markets, which are the markets where our collaboration efforts had been primarily focused, is a factor in our decision to reshape our business to best position our proprietary product portfolio and future product pipeline for significant growth. Recent advances in our soybean breeding program will drive the significant expansion of our commercial seed portfolio by 2025. The latest field evaluations on our third generation of Ultra High Protein Low Oligosaccharides, non-GMO soybean varieties showed protein gains of two percent over the previous generation and achieved a yield gap of only three to five bushels per acre, compared with commodity GMO soybeans. Our herbicide-tolerant (“HT”) Ultra High Protein (“UHP”) soybean varieties are on track for commercial release in 2025, with acreage and further portfolio expansion expected in 2026. This is a major step in providing farmers with options for weed control and enabling lower-cost, broadacre production of already advantaged UHP soybeans for the animal feed industry.
Reverse Stock Split
On July 18, 2024, following approval by our stockholders, we effected a 1-for-35 reverse stock split of our issued and outstanding shares of common stock (the “Reverse Stock Split”). Our common stock began trading on the New York Stock Exchange (the “NYSE”) on a post-split basis on July 19, 2024. Accordingly, all share and per share amounts for all periods presented in the accompanying financial statements and notes thereto have been retroactively adjusted, where applicable, to reflect the Reverse Stock Split. Shares of common stock underlying outstanding warrants, stock options, and restricted stock units were proportionately decreased and the respective per share value and exercise prices, if applicable, were proportionately adjusted.

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
We continue to implement cost-cutting actions associated with our expanded Liquidity Improvement Plan and currently estimate that we will incur approximately $12.7 million in aggregate costs in connection with our expanded Liquidity Improvement Plan. Included in this amount are approximately $7.4 million in costs attributable to the sale of our Seymour, Indiana and Creston, Iowa facilities, and approximately $5.3 million of expenses we expect to incur relating to employee severance and benefits costs. For the three and six months ended June 30, 2024, we incurred charges of $0.4 million and $5.4 million respectively within selling, general and administrative expenses on our consolidated statements of operations associated with our expanded Liquidity Improvement Plan.
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
Notice of Common Stock Delisting
On September 13, 2023, we received notice (the “Notice”) from the NYSE that, as of September 12, 2023, we were not in compliance with the continued listing standard set forth in Section 802.01C of the NYSE’s Listed Company Manual (“Section 802.01C”) because the average closing price of our common stock was less than $1.00 over a consecutive 30 trading-day period (the “minimum price condition”). The Notice had no immediate impact on the listing of our common stock on the NYSE, subject to our compliance with the NYSE’s other continued listing requirements, nor did the Notice affect our business, operations or reporting obligations with the SEC.
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

On July 18, 2024, our stockholders approved, and we implemented the Reverse Stock Split at a 1-for-35 final ratio. The Reverse Stock Split became effective on July 18, 2024 and our common stock began trading on the NYSE on a post-split basis on July 19, 2024.
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
RESULTS OF CONTINUING OPERATIONS
We have made significant progress in our evolution to an asset-light business model, including the divestiture of our soybean processing facilities located in Seymour, Indiana and Creston, Iowa. As part of our transition to an asset-light business model, management planned to see a reduction in the revenue and related costs associated with the divested soy processing operations. We are currently focused on expanding our revenue base, including through licensing opportunities and collaboration arrangements.
We have discontinued recognition of revenue and costs derived directly from the ownership and operation of soy processing facilities following the Creston Sale within our continuing operations. Within the condensed consolidated results of operations for the three and six months ended June 30, 2024 and 2023, revenue and related costs from our divested processing facilities have been excluded. However, as we aim to maximize value and develop new markets for our seed technology, we have engaged in seed licensing and sales, direct sales of both proprietary and non-proprietary grain, and toll manufacturing activity as part of our continuing operations. As a result, we continue to recognize revenue from these sources as part of continuing operations.
Comparison of the Three Months Ended June 30, 2024 and 2023
The following table shows the amounts from our condensed consolidated statements of operations, with the corresponding percentage change from the comparative prior year period:

	Three Months Ended June 30,
(In Thousands)	2024	2023	Change	% Change
Revenues	$33,773	$23,484	$10,289	44%
Cost of sales	34,597	22,214	12,383	56%
Research and development	7,456	10,312	(2,856)	(28)%
Selling, general and administrative expenses	10,155	6,510	3,645	56%
Impairment of goodwill	—	9,260	(9,260)	100%
Interest expense, net	1,708	6,874	(5,166)	(75)%
Changes in fair value of warrants and conversion option	(513)	3,036	(3,549)	(117)%
Other (income) expense, net	(1,653)	1,921	(3,574)	(186)%
Net loss from continuing operations before income taxes	(17,977)	(36,643)	18,666	(51)%
Income tax expense (benefit)	6	(138)	144	(104)%
Net loss from continuing operations, net of income taxes	$(17,983)	$(36,505)	$18,522	(51)%
Revenues
Revenue for the three months ended June 30, 2024 was $33.8 million, an increase of $10.3 million, compared to the same period in 2023. The increase was driven by higher grain sales of proprietary soybeans and higher revenue from partnerships and licensing agreements somewhat offset by lower yellow pea revenue during the three months ended June 30, 2024 compared to the same period in 2023. Revenue and related costs from discontinued operations related to the divested processing facilities have been excluded from the table above. See Note 3, Discontinued Operations in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this report for the income statement impact of these discontinued operations.

Cost of Sales
Cost of sales for the three months ended June 30, 2024 was $34.6 million, an increase of $12.4 million, compared to the same period in 2023. The increase was driven by higher input cost incurred from higher grain sales activity, somewhat offset by lower cost of sales for yellow pea during the three months ended June 30, 2024 compared to the same period in 2023.
Research and Development Expenses
Research and development expenses for the three months ended June 30, 2024 were $7.5 million, a decrease of $2.9 million, compared to the same period in 2023. The decrease was driven by reduced personnel-related costs and other technology costs in connection with implementing the expanded Liquidity Improvement Plan. We continue to invest in critical technology costs, facilities expenses (primarily related to the Crop Accelerator facility) and workforce-related expenses as we did in 2023 to drive innovation in feed, food, and fuel with our CropOS® technology platform.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended June 30, 2024 were $10.2 million, an increase of $3.6 million, compared to the same period in 2023. The increase was due to a non-recurring $6.2 million reversal to stock-based compensation expense in 2023. After factoring in this non-recurring decrease to stock-based compensation expense in 2023, there was a decrease of $2.6 million in other selling, general and administrative expenses for the three months ended June 30, 2024, compared to the same period in 2023, driven by reduced personnel-related and other costs in connection with implementing the expanded Liquidity Improvement Plan.
Impairment of Goodwill
As of June 30, 2023, we recorded an impairment to the carrying value of goodwill of $9.3 million in continuing operations and $10.0 million in discontinued operations, which represented the entire goodwill balance prior to the impairment charge.
Interest Expense, Net
Interest expense, net for the three months ended June 30, 2024 was $1.7 million, a decrease of $5.2 million, compared to the same period in 2023. The decrease was driven by less interest expense incurred during the three months ended June 30, 2024 compared to the same period on in 2023 after full repayment of the Convertible Notes Payable in February 2024.
Changes in Fair Value of Warrants and Conversion Option
Changes in fair value of warrants and conversion option for the three months ended June 30, 2024 were $0.5 million, a decrease of $3.5 million, compared to the same period in 2023. The decrease was driven by reduction in the valuation of warrant and conversion option liabilities driven by fluctuation in the share price of our common stock and equity volatility during the three months ended June 30, 2024 compared to the same period in 2023.
Other (Income) Expense, Net
Total other (income) expense, net for the three months ended June 30, 2024 was income of $1.7 million, compared to an expense of $1.9 million in 2023, a decrease of $3.6 million. The decrease was primarily driven by a receipt of $2.1 million from a corporate-owned life insurance policy and other changes to marketable securities.
Income Tax Expense (Benefit)
No net income tax benefit for net operating losses incurred in the U.S. has been recorded due to uncertainty in realizing a benefit from these items. The tax expense recorded for the three month period ended June 30, 2023 relates to minor state and foreign taxes.

Comparison of the Six Months Ended June 30, 2024 and 2023
The following table shows the amounts from our condensed consolidated statements of operations, with the corresponding percentage change from the comparative prior year period:

	Six Months Ended June 30,
(In Thousands)	2024	2023	Change	% Change
Revenues	$54,906	$72,151	$(17,245)	(24)%
Cost of sales	50,492	66,238	(15,746)	(24)%
Research and development	14,397	22,954	(8,557)	(37)%
Selling, general and administrative expenses	24,983	19,737	5,246	27%
Impairment of goodwill	—	9,260	(9,260)	100%
Interest expense, net	10,304	13,246	(2,942)	(22)%
Changes in fair value of warrants and conversion option	(286)	(18,660)	18,374	(98)%
Other (income) expense, net	(693)	2,789	(3,482)	(125)%
Net loss from continuing operations before income taxes	(44,291)	(43,413)	(878)	2%
Income tax expense (benefit)	6	(123)	129	(105)%
Net loss from continuing operations, net of income taxes	$(44,297)	$(43,290)	$(1,007)	2%
Revenues
Revenue for the six months ended June 30, 2024 was $54.9 million, a decrease of $17.2 million, compared to the same period in 2023. The decrease was driven by recognition of revenue in 2023 from low margin trading volumes generated by business development efforts that did not repeat in 2024 partially offset by higher revenue from partnerships and licensing agreements during the six months ended June 30, 2024 compared to the same period in 2023. Revenue from domestic sales increased $5.8 million compared to the same period prior in 2023 due to higher grain sales of proprietary soybeans. Revenue and related costs from discontinued operations related to the divested processing facilities has been excluded from the table above. See Note 3, Discontinued Operations in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this report for the income statement impact of these discontinued operations.
Cost of Sales
Cost of sales for the six months ended June 30, 2024 was $50.5 million, a decrease of $15.7 million, compared to the same period in 2023. The decrease was driven by less cost incurred from lower grain sales of proprietary soybeans and yellow peas during the six months ended June 30, 2024 compared to the same period in 2023.
Research and Development Expenses
Research and development expenses for the six months ended June 30, 2024 were $14.4 million, a decrease of $8.6 million, compared to the same period in 2023. The decrease was driven by reduced personnel-related costs and other technology costs in connection with implementing the expanded Liquidity Improvement Plan. We continue to invest in critical technology costs, facilities expenses (primarily related to the Crop Accelerator facility) and workforce-related expenses as we did in 2023 to drive innovation in feed, food, and fuel with our CropOS® technology platform.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the six months ended June 30, 2024 were $25.0 million, an increase of $5.2 million, compared to the same period in 2023. The increase was due to a non-recurring $6.2 million reversal to stock-based compensation expense in 2023. After factoring in this non-recurring decrease to stock-based compensation expense in 2023, there was a decrease of $1 million to other selling, general and administrative expenses for the six months ended June 30, 2024, compared to the same period in 2023, driven by reduced personnel-related costs in connection with implementing the expanded Liquidity Improvement Plan.
Impairment of Goodwill
As of June 30, 2023, we recorded an impairment to the carrying value of goodwill of $9.3 million in continuing operations and $10.0 million in discontinued operations, which represented the entire goodwill balance prior to the impairment charge.

Interest Expense, Net
Interest expense, net for the six months ended June 30, 2024 was $10.3 million, a decrease of $2.9 million, compared to the same period in 2023. The decrease was driven by less interest expense incurred during the six months ended June 30, 2024 compared to the same period on in 2023 after full repayment of the Convertible Notes Payable in February 2024.
Changes in Fair Value of Warrants and Conversion Option
Changes in fair value of warrants and conversion option for the six months ended June 30, 2024 were $0.3 million, a decrease of $18.4 million, compared to the same period in 2023. The decrease was driven by reduction in the valuation of warrant and conversion option liabilities driven by fluctuation in the share price of our common stock and equity volatility during the six months ended June 30, 2024 compared to the same period on in 2023.
Other (Income) Expense, Net
Total other (income) expense, net for the six months ended June 30, 2024 was income of $(0.7) million, compared to an expense of $2.8 million in 2023, a decrease of $3.5 million. The decrease was primarily driven by a receipt of $2.1 million from a corporate owned life insurance policy and other changes to marketable securities.
Income Tax Expense (Benefit)
No net income tax benefit for net operating losses incurred in the U.S. has been recorded due to uncertainty in realizing a benefit from these items. The tax expense recorded for the six month period ended June 30, 2023 related to minor state and foreign taxes.
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
Because of these limitations, Adjusted EBITDA should be considered along with other operating and financial performance measures presented in accordance with U.S. GAAP. Adjusted EBITDA for the three and six months ended June 30, 2024 and 2023 are presented below. A reconciliation of our consolidated net loss from continuing operations to Adjusted EBITDA is also presented below.

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2024	2023	2024	2023
Adjustments to reconcile net loss from continuing operations to Adjusted EBITDA
Net loss from continuing operations, net of income taxes	$(17,983)	$(36,505)	$(44,297)	$(43,290)
Interest expense, net	1,708	6,874	10,304	13,246
Income tax expense (benefit)	6	(138)	6	(123)
Depreciation and amortization	3,846	3,529	7,673	7,003
Stock-based compensation	1,138	(4,073)	2,414	(1,259)
Changes in fair value of warrants and conversion option	(513)	3,036	(286)	(18,660)
Impairment of goodwill	—	9,260	—	9,260
Exit costs related to divestiture of Creston facility	(7)	—	2,881	—
Business transformation	408	—	732	—
Severance	402	1,126	1,476	1,238
Proceeds from a corporate-owned life insurance policy	(2,173)	—	(2,173)	—
Other	755	1,642	1,773	2,874
Total Adjusted EBITDA	$(12,413)	$(15,249)	$(19,497)	$(29,711)
Adjusted EBITDA for the three months ended June 30, 2024 was a loss of $12.4 million, which represents a reduction in loss of $2.8 million compared to the same period in 2023. The improvement for 2024 was driven by a reduction in our operating expenses from actions associated with the execution of our expanded Liquidity Improvement Plan.
Adjusted EBITDA for the six months ended June 30, 2024 was a loss of $19.5 million, which represents a reduction in loss of $10.2 million compared to the same period in 2023. The improvement for 2024 was driven by a reduction in our operating expenses from actions associated with the execution of our expanded Liquidity Improvement Plan.
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
Since inception, our primary sources of liquidity have been equity and debt financings. On June 30, 2024, our liquidity was comprised of cash and marketable securities of $29.5 million.
In November 2023, using the proceeds obtained from the Seymour Sale and other asset sales, we repaid approximately half of the outstanding obligations under the Convertible Notes Payable for an aggregate amount of $58.4 million. On February 13, 2024, we completed the Creston Sale and used the proceeds for the Avenue Capital Payoff. In connection with the Avenue Capital Payoff, we paid an aggregate amount of $59.0 million, in full payment of our outstanding obligations under the Convertible Loan and Security Agreement and the promissory notes evidencing the obligations thereunder. Following the Avenue Capital Payoff, we have approximately $16.1 million in debt outstanding as of the date of this report comprising term debt and notes payable. As of the date of this report, we have access to a revolving credit facility of up to $6.0 million, as capped by a defined borrowing base that could result in availability that is less than this amount, and noncurrent lease liabilities of $80.1 million. Certain of our debt instruments require adherence to financial covenants, including maintaining minimum liquidity and maintenance of a minimum cash balance. If we breach these covenants, the holder of the debt may declare all amounts immediately due and payable. In June 2023, our wholly-owned subsidiary entered into a twelfth amendment to its existing credit agreement, which, among other things, extended certain maturity dates of term loans available under the credit agreement, and allowed our subsidiary to repay up to $2.7 million of subordinated debt without penalty. On May 7, 2024, the Company amended and restated its existing credit agreement, including to increase the term loan thereunder to $15.8 million and to extend the maturity date to April 2029 (the “2024 DDB Term Loan”).
In addition, our commitments for the six months ended June 30, 2024 included capital expenditures to manufacture soy flour texturization ingredients, associated operating costs supporting the sale of products, and general administrative expenses. For the six months ended June 30, 2024, we incurred a net loss from continuing operations of $44.3 million and use of cash flows from operating activities of $26.5 million.
Our business prospects are subject to risks and uncertainties frequently encountered by emerging growth companies, including access to capital. We have incurred significant losses since inception, primarily due to investments to enhance our technological capabilities and costs associated with the early-stage commercialization of products. In April 2029, the 2024 DDB Term Loan becomes due and payable in full and there is a risk that we may be unable to repay in full the 2024 DDB Term Loan by such date. Further, there is a risk that we will not comply with certain financial covenants under the 2024 DDB Term Loan prior to maturity. In order to generate sufficient cash to offset the costs of funding continued investment in technology and to otherwise fund operations, we will need to raise additional capital and to identify additional sources of revenue, such as collaboration arrangements or joint operating activities, strategic partnerships and/or licensing opportunities. We are pursuing these opportunities, but we can make no assurances that we will be able to procure any such revenue producing arrangements in a timely or favorable manner, or otherwise. We currently intend to obtain new equity or debt financing, which may be dilutive to our stockholders, but we can make no assurances that we will be able to secure any new financing on a timely basis or that the terms of any new financing will be favorable to us.
As of the date of this report, we estimate that our existing cash and cash equivalents of approximately $29.5 million as of June 30, 2024 will last through December 31, 2024, but will not be sufficient to fund our operations for twelve months from the date hereof, and that we will need to raise additional capital to continue our operations and to execute our business plan, which capital may not be available on timely or acceptable terms, or at all. Likewise, as of the date of this report, management estimates that we will comply with our debt covenants through December 31, 2024. However, we have based these estimates of our cash runway and covenant compliance on assumptions that may prove to be incorrect, and we could utilize our available capital resources or fail to comply with certain debt covenants, sooner than we expect.
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
We have taken steps to mitigate such doubt. We are reducing cash required for operations by reducing operating costs and reducing staff levels. In addition, we are working to manage our current liabilities while we continue to make changes in operations to improve our cash flow and liquidity position. Our liquidity plans and operating budget include further actions that we believe are probable to be achieved in the 12 months after the date our condensed consolidated financial statements are issued. These actions include improving operating efficiencies by reducing certain operating costs and restructuring certain parts of our organization, exploring strategic alternatives, selling additional shares of our common stock or securities convertible into common stock through our shelf registration statement or otherwise, or obtaining alternative forms of equity or debt financing. There are no guarantees that we will achieve any of these plans, which involve risks and uncertainties, or that our achievement of any of these plans will sufficiently address our substantial doubt about our ability to continue as a going concern.
Through the combination of cash on hand, savings driven by our expanded Liquidity Improvement Plan, and the other plans described above, we intend to improve our liquidity position to help fund our operations while we seek to secure partnerships and licensing agreements to help us execute our long-term strategy.
To grow our business, we expect we will need to secure additional capital, which could be debt or equity financing and may lead to dilution of our common stockholders. We believe that our liquidity plans and operating budget described above will supplement our future strategic growth initiatives and our longer-term capital needs. We are continuously assessing our business plans and capital structure. We may also require additional capital in the future to fund capital expenditures, acquisitions or other investments. These capital requirements could be substantial. The amount and timing of our future funding requirements will depend on many factors, including the success of the commercialization of certain of our products, our ability to secure strategic partnerships and licensing agreements and the amount of revenues they produce, our ability to continue to satisfy our financial covenants under our financing facilities, our ability to repay or refinance our indebtedness as it becomes due, and our success at implementing our expanded Liquidity Improvement Plan and other cost-saving measures. We could potentially use our available financial resources sooner than we currently expect. Our failure to raise capital as and when needed could have significant negative consequences for our business, financial condition and results of consolidated operations. We cannot guarantee that we will be able to satisfy our repayment obligations, meet existing financial covenants or obtain new financing on favorable terms, if at all. Our future capital requirements and the adequacy of available funds will depend on many factors, including those more fully described under the heading “Risk Factors—Risks Relating to Our Business” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023 and in Part II, Item 1A of this report.
Summary of Cash Flows
A summary of our cash flows from operating, investing and financing activities is presented in the following table:

	Six Months Ended June 30,
(In Thousands)	2024	2023
Net cash used in operating activities	$(26,461)	$(44,281)
Net cash provided by investing activities	72,115	46,102
Net cash used in financing activities	(52,451)	(7,768)
Effect of exchange rate changes on cash	(12)	—
Net decrease in cash and cash equivalents	(6,809)	(5,947)
Cash, cash equivalents and restricted cash, beginning of period	16,081	43,321
Cash, cash equivalents and restricted cash, end of period	$9,272	$37,374
Operating Activities
On a consolidated basis, net cash flows used by operating activities were $26.5 million and $44.3 million for the six months ended June 30, 2024 and 2023, respectively. The year-over-year improvement in our cash outflows of $17.8 million was primarily due to a lower use of cash on payments of accounts payable and accrued expenses from our exit from ownership and operation of soybean processing facilities and cost cutting measures driven by our expanded Liquidity Improvement Plan.
Net cash flows provided by operating activities from discontinued operations were $4.9 million for the six months ended June 30, 2024 compared to $10.3 million used in operating activities for the same period in 2023. The decrease in cash inflows of $5.5 million from operating activities for the six months ended June 30, 2024 compared to the same period in 2023 was primarily driven by changes in working capital.
Investing Activities
On a consolidated basis, net cash flows provided by investing activities were $72.1 million for the six months ended June 30, 2024 compared to $46.1 million for the six months ended June 30, 2023, representing an increase in cash inflow of $26.0 million. The increase in cash inflow was driven by net cash received from the sale of discontinued operations of $57.7 million offset by lower purchases and redemptions of marketable securities during the six months ended June 30, 2024 compared to the same period in 2023.
There were $57.6 million net cash inflows from investing activities from discontinued operations for the six months ended June 30, 2024 compared to $1.3 million for the six months ended June 30, 2023. The increase in cash inflows is due to net cash received from the sale of discontinued operations during the six months ended June 30, 2024 compared to the same period in 2023.
Financing Activities
On a consolidated basis, net cash flows used in financing activities were $52.5 million for the six months ended June 30, 2024 compared to $7.8 million for the six months ended June 30, 2023, representing an increase of $44.7 million of cash outflows from financing activities. The increase in net cash outflows from financing activities is attributable to the repayment of the Convertible Notes Payable of $59.9 million, partially offset by the refinancing of the 2019 DDB Term Loan of $15.8 million during the six months ended June 30, 2024.
No net cash flows were used in financing activities from discontinued operations for the six months ended June 30, 2024 compared to a source of cash of $3.2 million for the six months ended June 30, 2023. The decrease in net cash flows from financing activities for the six months ended June 30, 2024 is attributable to repayments of debt during the six months ended June 30, 2023.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our quantitative and qualitative disclosures about market risk are described under the heading “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2023. In the six months ended June 30, 2024, there were no material changes to our quantitative and qualitative disclosures about market risk from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2023.
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined under the Exchange Act, as of June 30, 2024, the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II - Other Information
Item 1. Legal Proceedings
We are not a party to any material litigation or other material legal proceedings. From time to time, we may be subject to legal proceedings and claims in the ordinary course of our business. Additional information can be found in Note 13, Commitments and Contingencies in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this report.
Item 1A. Risk Factors
Investing in our securities involves a high degree of risk. Before you decide to invest in any of our securities, you should consider carefully the risks described in the section of our Annual Report on Form 10-K for the year ended December 31, 2023 entitled “Item 1A. Risk Factors”, as well as the risks described below. If any of these risks actually occur, our business, results of operations and financial condition would likely be materially and adversely affected. In these circumstances, the market price of our securities could decline, and you may lose part or all of your investment. This report also contains forward-looking statements that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements.” Our actual results could differ materially and adversely from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, the risks referred to in this paragraph.
Our receipt of a preliminary, non-binding indication of interest from an investor may or may not result in a completed transaction. The uncertainty surrounding the outcome of such transaction process could materially and adversely impact our business operations, interfere with our ability to attract and retain personnel, result in the incurrence of significant expenses and cause our stock price to be subject to significant fluctuation or otherwise be adversely impacted.
On June 25, 2024 (which was prior to our implementation of the 1-for-35 Reverse Stock Split discussed above), we received a preliminary, non-binding indication of interest from Argonautic Ventures Master SPC (“Argonautic”), on behalf of itself and other co-investors (collectively, the “Investor Group”), to acquire all of our outstanding shares of common stock not owned by the Investor Group or their affiliates for $0.2236 per share in cash. The indication of interest states that the Investor Group and their affiliates currently own approximately 16% of our outstanding shares of common stock and that the composition of the Investor Group may change.
The terms of any potential agreement between us and Argonautic, or any other members of the Investor Group, would be contingent on certain conditions, including completion of a due diligence review and the negotiation of definitive transaction documents.
Our Board of Directors has formed a special committee of independent directors (the “Transaction Committee”) to review certain strategic alternatives. The Transaction Committee will carefully evaluate the indication of interest within the context of our ongoing review of strategic alternatives.
There can be no assurance that that the indication of interest will eventually lead to a binding offer, that the Transaction Committee or the Company will pursue a definitive transaction with respect to the indication of interest or any other potential transaction, or that any transaction, whether or not relating to the indication of interest, will eventually be consummated. Even if a binding offer is made and accepted pursuant to the terms of executed, definitive transaction documents, a transaction may not be completed if pre-closing matters such as regulatory approvals, due diligence and other conditions are not completed satisfactorily or within specified time frames.
To the extent the trading price of the Company’s common stock reflects a market assumption that a transaction will be completed, the Company’s stock price could be adversely impacted if definitive transaction documents are not executed or a transaction does not take place. Uncertainty surrounding the outcome associated with the indication of interest subjects us to a number of other risks during this time. The Board’s and management’s attention could be diverted from normal business operations to focus on the potential transaction, or other potential transactions, and we could incur significant expenses, including advisory and legal costs, related to evaluating the indication of interest or other potential transactions, any of which could adversely impact our financial results. The potential for a transaction may also interfere with our ability to attract and retain key personnel, who may be uncertain about their future roles. The commencement of litigation regarding the indication of interest, or any other potential transaction, also would likely have an adverse effect on the market price of our shares of common stock.
We estimate that our existing cash and marketable securities of $29.5 million as of June 30, 2024 will last through the fourth quarter of 2024. We will require substantial additional financing, including to continue our research and development activities and maintain covenant compliance, and, if additional financing is not available, we may need to significantly scale back operations or cease our business.
We have incurred significant losses since inception, primarily due to investments to enhance our technological capabilities and costs associated with the early-stage commercialization of products. For the three and six months ended June 30, 2024, we incurred a net loss from continuing operations, net of income taxes of $18.0 million and $44.3 million, respectively, and for the six months ended June 30, 2024, we had negative cash flows from operating activities of $26.5 million. As of June 30, 2024, we had cash and marketable securities of $29.5 million. Furthermore, as of June 30, 2024, we had an accumulated deficit of $564.8 million and term debt and notes payable of $16.1 million, which are subject to repayment terms and covenants further described in Note 8, Debt in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this report. We expect to generate operating losses and negative operating cash flows for the foreseeable future. As of the date of this report, we estimate that our existing cash and cash equivalents of approximately $29.5 million as of June 30, 2024 will last through December 31, 2024, but will not be sufficient to fund our operations for twelve months from the date hereof, and that we will need to raise additional capital to continue our operations and to execute our business plan, which capital may not be available on timely or acceptable terms, or at all. Likewise, as of the date of this report, management estimates that we will comply with our debt covenants through December 31, 2024. However, we have based these estimates of our cash runway and covenant compliance on assumptions that may prove to be incorrect, and we could utilize our available capital resources or fail to comply with certain debt covenants sooner than we expect.
We have invested and will continue to invest in technology and human capital and will require substantial funds to bring the current products in our product pipeline to market and to grow our business by researching, developing, and protecting products not currently in our product pipeline. Our current available funds are not sufficient for all of these activities and, as a result, there is substantial doubt about our ability to continue as a going concern.
Based on our history of losses, we do not expect that we will be able to fund our longer-term capital and liquidity needs through our current cash balances and operating cash flow alone. To fund our longer-term capital and liquidity needs, we will need to secure additional capital. The amount of capital we will need will be subject to change depending on, among other things, the success of our efforts to grow revenue and our efforts to continue to effectively manage expenses.
Our ability to raise funds will depend upon many factors, including conditions in the debt and equity capital markets, as well as investor and lender perception of our creditworthiness and prospects. The potential transaction process relating to the non-binding indication of interest we received from the Investor Group may increase investor and lender uncertainty about our future and make it more challenging for us to raise capital. If we are unable to raise funds on timely and acceptable terms, we may not be able to execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements. In the event we are unable to secure additional financing to fund our obligations before the end of the fourth quarter of 2024, or to maintain covenant compliance, we will be required to seek other strategic alternatives, which may include, among others, scaling back or discontinuing certain or all operations to reduce costs, closure of operations, sale of certain of our assets, a sale of the entire company to strategic or financial investors, and/or seeking protection under the U.S. bankruptcy laws. This may seriously harm our business, financial condition and results of operations. If we are not able to continue operations, investors may suffer a complete loss of their investments in our securities.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
(a) Not applicable.
(b) None.
(c) During the three months ended June 30, 2024, none of our directors or officers adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit	Description
3.1
Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Benson Hill, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 18, 2024).

10.1*#	Form of Benson Hill, Inc. Restricted Stock Unit Agreement—Sign On Award for Daniel J. Cosgrove, granted under the Benson Hill, Inc. 2021 Omnibus Incentive Plan.
31.1*	Certification of Benson Hill, Inc.’s Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Benson Hill. Inc.’s Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Benson Hill, Inc.’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

August 8, 2024