Form 10-Q
period 2024-09-30
Benson Hill, Inc.
filed 2024-11-12
CIK 1830210

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value	BHIL	The Nasdaq Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 7, 2024, 6,114,020 shares of the registrant’s Common Stock, par value $0.0001, were issued and outstanding.

Benson Hill, Inc.

Part I - Financial Information
Item 1. Financial Statements
Benson Hill, Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(In Thousands, Except Per Share Data)

	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$6,986	$8,934
Marketable securities	7,421	32,852
Accounts receivable, net	8,333	6,810
Inventories, net	10,343	14,860
Prepaid expenses and other current assets	13,847	8,121
Current assets of discontinued operations	1,235	103,177
Total current assets	48,165	174,754
Property and equipment, net	21,143	26,533
Finance lease right-of-use assets, net	53,813	59,245
Operating lease right-of-use assets	2,683	2,934
Intangible assets, net	4,808	5,226
Other assets	6,930	6,072
Total assets	$137,542	$274,764

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,329	$4,397
Finance lease liabilities, current portion	4,331	3,705
Operating lease liabilities, current portion	726	842
Long-term debt, current portion	1,801	55,201
Accrued expenses and other current liabilities	8,688	21,352
Current liabilities of discontinued operations	893	18,802
Total current liabilities	21,768	104,299
Long-term debt, less current portion	13,836	5,250
Finance lease liabilities, less current portion	69,907	73,682
Operating lease liabilities, less current portion	3,799	4,299
Warrant liabilities	1,361	1,186
Conversion option liabilities	—	5
Other non-current liabilities	30	—
Total liabilities	110,701	188,721
Stockholders’ equity:
Common stock, $0.0001 par value, 440,000 and 440,000 shares authorized, 5,580 and 5,954 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively (1)	1	1
Additional paid-in capital	615,009	611,497
Accumulated deficit	(587,705)	(523,786)
Accumulated other comprehensive loss	(464)	(1,669)
Total stockholders’ equity	26,841	86,043
Total liabilities and stockholders’ equity	$137,542	$274,764
(1) Amounts have been adjusted to reflect the 1-for-35 reverse stock split that became effective on July 18, 2024. See Note 2, Summary of Significant Accounting Policies for additional details.
See accompanying notes to the condensed consolidated financial statements (unaudited).

Benson Hill, Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(In Thousands, Except Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues	$34,098	$23,464	$89,004	$95,615
Cost of sales	34,555	21,808	85,047	88,046
Research and development	7,006	10,526	21,403	33,480
Selling, general and administrative expenses	12,292	13,723	37,275	33,460
Impairment of goodwill	—	—	—	9,260
Interest expense, net	1,849	7,155	12,153	20,401
Changes in fair value of warrants and conversion option	456	(12,001)	170	(30,661)
Other (income) expense, net	(164)	(201)	(857)	2,588
Net loss from continuing operations before income taxes	(21,896)	(17,546)	(66,187)	(60,959)
Income tax expense (benefit)	—	6	6	(117)
Net loss from continuing operations, net of income taxes	(21,896)	(17,552)	$(66,193)	$(60,842)
Net (loss) income from discontinued operations, net of income taxes (refer to Note 3, Discontinued Operations)	(1,040)	(18)	2,274	(16,623)
Net loss attributable to common stockholders	$(22,936)	$(17,570)	$(63,919)	$(77,465)

Net loss per common share:
Basic and diluted net loss per common share from continuing operations (1)	$(3.95)	$(3.26)	$(12.03)	$(11.34)
Basic and diluted net (loss) income per common share from discontinued operations (1)	$(0.19)	$(0.01)	$0.41	$(3.10)
Basic and diluted total net loss per common share (1)	$(4.14)	$(3.27)	$(11.62)	$(14.44)
Weighted average shares outstanding:
Basic and diluted weighted average shares outstanding (1)	5,544	5,378	5,499	5,363
(1) Amounts have been adjusted to reflect the 1-for-35 reverse stock split that became effective on July 18, 2024. See Note 2, Summary of Significant Accounting Policies for additional details.

See accompanying notes to the condensed consolidated financial statements (unaudited).

Benson Hill, Inc.
Condensed Consolidated Statements of Comprehensive Loss (Unaudited)
(In Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss attributable to common stockholders	$(22,936)	$(17,570)	$(63,919)	$(77,465)
Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	(12)	—
Change in fair value of available-for-sale marketable securities, net of deferred taxes	33	409	1,217	3,933
Total other comprehensive income	33	409	1,205	3,933
Total comprehensive loss	$(22,903)	$(17,161)	$(62,714)	$(73,532)
See accompanying notes to the condensed consolidated financial statements (unaudited).

Benson Hill, Inc.
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
(In Thousands, Except Per Share Data)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares (1)	Amount
Balance as of December 31, 2023	5,954	$1	$611,497	$(523,786)	$(1,669)	$86,043
Stock option exercises, net	98	—	95	—	—	95
Stock-based compensation expense	—	—	1,293	—	—	1,293
Comprehensive income (loss)	—	—	—	(21,283)	1,098	(20,185)
Balance as of March 31, 2024	6,052	$1	$612,885	$(545,069)	$(571)	$67,246
Stock option exercises, net	33	—	(36)	—	—	(36)
Stock-based compensation expense	—	—	1,169	—	—	1,169
Comprehensive income (loss)	—	—	—	(19,700)	74	(19,626)
Balance as of June 30, 2024	6,085	$1	$614,018	$(564,769)	$(497)	$48,753
Stock option exercises, net	—	—	(1)	—	—	(1)
Cancellations and other	(505)	—	(15)	—	—	(15)
Stock-based compensation expense	—	—	1,007	—	—	1,007
Comprehensive income (loss)	—	—	—	(22,936)	33	(22,903)
Balance as of September 30, 2024	5,580	$1	$615,009	$(587,705)	$(464)	$26,841

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares (1)	Amount
Balance as of December 31, 2022	5,905	$1	$609,470	$(408,474)	$(7,095)	$193,902
Stock option exercises, net	23	—	121	—	—	121
Stock-based compensation expense	—	—	2,814	—	—	2,814
Comprehensive income (loss)	—	—	—	(3,054)	856	(2,198)
Balance as of March 31, 2023	5,927	$1	$612,405	$(411,528)	$(6,239)	$194,639
Stock option exercises, net	1	—	19	—	—	19
Stock-based compensation expense	—	—	(3,882)	—	—	(3,882)
Comprehensive income (loss)	—	—	—	(56,841)	2,668	(54,173)
Balance as of June 30, 2023	5,928	$1	$608,542	$(468,369)	$(3,571)	$136,603
Stock option exercises, net	15	—	109	–	–	109
Stock-based compensation expense	—	–	923	–	–	923
Comprehensive income (loss)	—	–	–	(17,570)	409	(17,161)
Balance as of September 30, 2023	5,943	$1	$609,574	$(485,939)	$(3,162)	$120,474
(1) Amounts have been adjusted to reflect the 1-for-35 reverse stock split that became effective on July 18, 2024. See Note 2, Summary of Significant Accounting Policies for additional details.

See accompanying notes to the condensed consolidated financial statements (unaudited).

Benson Hill, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In Thousands)

	Nine Months Ended September 30,
	2024	2023
Operating activities
Net loss	$(63,919)	$(77,465)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,924	16,056
Stock-based compensation expense	3,373	(347)
Bad debt expense	1,180	(263)
Changes in fair value of warrants and conversion option	170	(30,661)
Accretion and amortization related to financing activities	6,191	6,624
Realized losses on sale of marketable securities	1,108	3,058
Impairment of goodwill	—	19,226
Other	(4,630)	1,815
Changes in operating assets and liabilities:
Accounts receivable	6,749	(3,073)
Inventories	12,446	43,323
Other assets and other liabilities	5,290	(4,170)
Accounts payable	(6,831)	(32,306)
Accrued expenses	(13,810)	(15,685)
Net cash used in operating activities	(40,759)	(73,868)
Investing activities
Purchases of marketable securities	(46,840)	(87,619)
Proceeds from maturities of marketable securities	36,201	66,193
Proceeds from sales of marketable securities	36,240	99,838
Purchase of property and equipment	(541)	(10,127)
Proceeds from divestiture of discontinued operations	58,405	2,378
Proceeds from an insurance claim from a prior business acquisition	—	1,533
Proceeds from a corporate-owned life insurance policy	2,173	—
Other	28	41
Net cash provided by investing activities	85,666	72,237
Financing activities
Repayments of long-term debt	(66,806)	(4,874)
Proceeds from issuance of long-term debt	15,800	—
Payments of debt issuance costs	—	(2,000)
Borrowing under revolving line of credit	3,562	—
Repayments under revolving line of credit	(3,562)	—
Payments of finance lease obligations	(3,042)	(2,428)
Proceeds from exercise of stock awards, net of withholding taxes	58	249
Net cash used in financing activities	(53,990)	(9,053)
Effect of exchange rate changes on cash	(12)	—
Net decrease in cash and cash equivalents	(9,095)	(10,684)
Cash, cash equivalents and restricted cash, beginning of period	16,081	43,321
Cash, cash equivalents and restricted cash, end of period	$6,986	$32,637

Supplemental disclosure of cash flow information
Cash paid for taxes	$—	$35
Cash paid for interest	$6,604	$14,523
Supplemental disclosure of non-cash activities
Purchases of property and equipment included in liabilities	$165	$125
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
Our commitment to environmental and social issues impacting our planet and our purpose-driven culture are fundamental to our ability to achieve our mission. Environmental, Social and Governance principles help guide our thinking and approach throughout the development and commercialization of our products, and our innovative culture is rooted in our Core Values of Be Bold, Be Inspired, and Be Real. We believe our technology platform, asset-light model, and purpose-driven culture will help bridge the divide between evolving preferences and quality traits already present within the genetic diversity of soy. We see nature as our partner; technology as our enabler; and innovators like us, like-minded stakeholders, stockholders and partners as the catalysts to create a Made from Better™ soybean.
Liquidity and Going Concern
The accompanying consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) for financial reporting and Securities and Exchange Commission (“SEC”) regulations.
Since our inception, we have incurred significant losses, primarily to fund investment into technology and costs associated with early-stage commercialization of our products. As of September 30, 2024 and December 31, 2023, the Company had an accumulated deficit of $587,705 and $523,786 respectively, and term debt and notes payable of $15,637 and $60,451 respectively, which are subject to repayment terms and covenants further described in Note 8, Debt in this report. For the three and nine months ended September 30, 2024, the Company incurred a net loss from continuing operations, net of income taxes, of $21,896 and $66,193, respectively, and for the nine months ended September 30, 2024, the Company had negative cash flows from operating activities of $40,759. As of September 30, 2024, we had cash and marketable securities of $14,407.
As of the date of this report, we estimate that our existing cash and marketable securities of approximately $14,407 as of September 30, 2024 will last through December 31, 2024, but will not be sufficient to fund our operations or meet our contractual commitments and obligations as they came due in the ordinary course of business for 12 months after the date our consolidated financial statements are issued. Therefore, there is substantial doubt about our ability to continue as a going concern.
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
We have taken steps to mitigate the substantial doubt noted above. On February 13, 2024, we completed the sale of our soy crushing facility in Creston, Iowa, and used the proceeds to fully retire the Convertible Notes Payable. We paid an aggregate amount of $58,964, in full payment of our outstanding obligations under the Convertible Notes Payable. Refer to Note 8, Debt in this report for further details. We are decreasing cash required for our operations by reducing operating costs and reducing staff levels. We incurred severance costs of $113 and $1,868, respectively, for the three and nine months ended September 30, 2024, included within selling, general and administrative expenses and net income from discontinued operations, net of income taxes, on our consolidated statements of operations. On May 7, 2024, the Company’s indirect wholly-owned subsidiary Dakota Dry Bean Inc. (“DDB”) amended and restated its credit facility, including to increase its term loan to $15.8 million and to extend the maturity date to April 2029. Refer to Note 8, Debt in this report for further details. In addition, we are working to manage our current liabilities while we continue to make changes in operations to improve our cash flow and liquidity position.
Our liquidity plans and operating budget include further actions aimed at improving operating efficiencies by reducing certain operating costs, restructuring certain parts of our organization, exploring strategic alternatives, divesting our assets, supplementing cash by selling additional shares of our common stock or securities convertible into common stock to the public through our shelf registration statement, or otherwise, or obtaining alternative forms of financing which may or may not be dilutive. There are no guarantees that we will achieve any of these plans, which involve risks and uncertainties, or that our achievement of any of these plans will sufficiently address our substantial doubt about our ability to continue as a going concern. In the event we are unable to secure additional financing to fund our obligations before the end of the fourth quarter of 2024, or to maintain covenant compliance, we will be required to seek other strategic alternatives, which may include, among others, scaling back or discontinuing certain or all operations to reduce costs, closure of operations, sale of certain of our assets, a sale of the entire company to strategic or financial investors, and/or seeking protection under the U.S. bankruptcy laws.
After market close on August 23, 2024, the Company transferred its stock exchange listing to The Nasdaq Stock Market LLC (“Nasdaq”) from the New York Stock Exchange. The Company’s common stock began trading on Nasdaq on August 26, 2024, and maintained the ticker symbol “BHIL.” The transfer to Nasdaq permits the Company to realize cost savings and facilitates the continued listing of our common stock on a national securities exchange.
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

Benson Hill, Inc.
Notes to the Condensed Consolidated Financial Statements (continued)
(Unaudited)
(In Thousands, Except Per Share Data)

Certain prior period balances have been reclassified to conform to the current period presentation in the unaudited condensed consolidated financial statements and the accompanying notes. All dollar amounts, share units and commodity quantities are in thousands, except per share amounts, unless otherwise noted. This includes reporting financial results for former Fresh Segment and Seymour, Indiana, and Creston, Iowa processing facilities as discontinued operations (See Note 3, Discontinued Operations) for all periods presented.
Reverse Stock Split
On July 18, 2024, following approval by the Company’s stockholders, the Company effected a 1-for-35 reverse stock split of the issued and outstanding shares of the Company’s common stock (the “Reverse Stock Split”). On July 19, 2024, our common stock began trading on the New York Stock Exchange on a post-split basis. Following the Reverse Stock Split, the number of authorized shares of common stock remained at 440,000 and the number of authorized shares of preferred stock remained at 1,000. On a retroactive basis, the Reverse Stock Split reduced the total number of issued and outstanding shares of common stock from 208,395 to 5,954 as of December 31, 2023. The par value per share of common stock remained at $0.0001.
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
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets, inclusive of zero and $4,666 of cash and cash equivalents reported within current assets of discontinued operations as of September 30, 2024 and September 30, 2023 to the amounts shown in the condensed consolidated statements of cash flows.

	September 30, 2024	September 30, 2023
Cash and cash equivalents	$6,986	$7,533
Restricted cash, current	—	20,438
Cash and cash equivalents reported in current assets of discontinued operations	—	4,666
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$6,986	$32,637
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
For the quarter ended September 30, 2024, we determined there was no impairment of our intangible assets. However, we are currently exploring a broad strategic review of our business which could result in us being unable to recover all or a portion of the carrying value of our intangible assets. The amount and timing of any impairment charge would depend on a number of factors including the structure, timing, and scope of any assets disposed in any future transactions.
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
Stock Award Modifications
In June 2023, the Company announced that the former Chief Executive Officer (CEO) agreed to resign from the Company effective June 15, 2023, and entered into a consulting agreement to provide transition support through June 15, 2024. In connection with the separation, the Company modified the terms of its former CEO’s outstanding stock awards to (1) continue vesting over the consulting period through June 15, 2024 if continuous service is achieved with the Company; (2) extend the period during which the vested stock options may be exercised for a period of 90 days following the termination of consultancy, if continuous service is achieved with the Company; and (3) extend the period in which performance-based vesting conditions for restricted stock units may be achieved through June 15, 2024, if continuous service is achieved with the Company. As a result of the stock award modifications, the Company recorded a $6.2 million decrease to stock-based compensation expense for the three and nine months ended September 30, 2023.
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
3. Discontinued Operations
Sale of Seymour, Indiana, and Creston, Iowa, Facilities
On October 31, 2023, the Company sold our soybean processing facility located in Seymour, Indiana, together with certain related assets, for approximately $35,397 of total gross proceeds, subject to certain adjustments, including an adjustment for inventory and other working capital (the “Seymour Sale”). Upon closing the Seymour Sale, we recorded a gain on the sale of $18,970 for the year ended December 31, 2023.
On February 13, 2024, we sold all of our interests in a wholly-owned subsidiary, Benson Hill Ingredients, LLC (“Ingredients”), which owns and operates a soybean processing facility in Creston, Iowa, to White River Creston, LLC (the “Purchaser”) for $52,500, plus a working capital adjustment estimated to be $19,671 (the “Purchase Price”), subject to certain deferred payments, holdbacks and other adjustments as defined in the Membership Interest Purchase Agreement (the “MIPA”) (the “Creston Sale”). Upon closing the Creston Sale, we recorded a gain on the sale of $2,844 for the three and nine months ended September 30, 2024.
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
The Company entered into a Transition Services Agreement (“TSA”) with the Purchaser, which is designed to ensure and facilitate an orderly transfer of operations. The TSA terms are four to six months with the option to extend for additional months. The TSA with the Purchaser expired in July 2024. TSA income is recognized as services are performed.
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
Notes to the Condensed Consolidated Financial Statements (continued)
(Unaudited)
(In Thousands, Except Per Share Data)

Divestiture of J&J Produce, Inc. (“J&J”)
On December 29, 2022, we entered into a Stock Purchase Agreement (the “Stock Sale”) to sell J&J and all of the outstanding equity securities of J&J’s subsidiaries for aggregate cash consideration of $3,000, subject to certain adjustments. In connection with the Stock Purchase Agreement, on December 29, 2022, J&J entered into a Purchase and Sale Agreement, pursuant to which J&J sold certain real and personal property comprising an agricultural production and processing facility located in Vero Beach, Florida, for an aggregate purchase price of $18,000, subject to certain adjustments. Certain property was leased back to J&J pursuant to a separate agricultural and facility lease for a short period of time. On June 30, 2023, we closed the Stock Sale. As of September 30, 2024, the carrying value of assets and liabilities in discontinued operations approximated their fair value due to their short maturities. J&J was the main component of our former Fresh segment. In accordance with ASC 205-20, Discontinued Operations, our strategic shift to exit the former Fresh segment met the criteria to be classified as businesses held for sale and presented as a discontinued operation. J&J had assets of $355 and $601 and liabilities of $712 and $559 as of September 30, 2024 and December 31, 2023, respectively. J&J had net loss of $192 and $456 with no revenues for the three and nine months ended September 30, 2024. J&J had revenues of $0, immaterial cost of sales and operating expenses, and net income of $1,673 for the three months ended September 30, 2023. J&J had revenues of $32,237, cost of sales of $34,105, operating expenses of $3,173 and net loss of $4,262 for the nine months ended September 30, 2023.
We reclassified the combined results of discontinued operations in our condensed consolidated statements of operations for all periods presented. The carrying amounts of the assets and liabilities of the discontinued operations were as follows:

	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$—	$7,147
Accounts receivable, net	742	26,412
Inventories, net	—	10,640
Prepaid expenses and other assets	493	6,468
Property and equipment, net	—	52,510
Total assets from discontinued operations	$1,235	$103,177

Liabilities
Current liabilities:
Accounts payable	$79	$12,741
Operating lease liabilities	—	2,851
Accrued expenses and other liabilities	814	3,210
Total liabilities from discontinued operations	$893	$18,802

Benson Hill, Inc.
Notes to the Condensed Consolidated Financial Statements (continued)
(Unaudited)
(In Thousands, Except Per Share Data)

The operating results of the discontinued operations, net of tax, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues	$—	$89,602	$31,060	$293,369
Cost of sales	—	87,093	27,278	286,176
Research and development	—	—	17	—
Selling, general and administrative expenses	1,165	3,986	4,579	14,605
(Gain) loss on divestiture of discontinued operations	(125)	—	(2,969)	172
Impairment of goodwill	—	—	—	9,966
Interest (income) expense, net	—	24	(86)	38
Other expense (income), net	—	(1,483)	(33)	(965)
Net (loss) income from discontinued operations, before income taxes	(1,040)	(18)	2,274	(16,623)
Income tax expense	—	—	—	—
Net (loss) income from discontinued operations, net of income taxes	$(1,040)	$(18)	$2,274	$(16,623)
Depreciation, amortization and significant operating and investing items in the condensed consolidated statements of cash flows for the discontinued operations are as follows:

	Nine Months Ended September 30,
	2024	2023
Operating activities
Depreciation and amortization	$387	$5,405
Bad debt expense	1,594	(210)
Impairment	—	9,966
Net gain on divestiture of discontinued operations	(2,969)	172
Investing activities
Payments for acquisitions of property and equipment	(130)	(3,914)
Net proceeds from divestiture	58,405	2,378
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
Our financial instruments consist of cash and cash equivalents, marketable securities, accounts receivable, commodity derivatives, commodity contracts, accounts payable, accrued liabilities, warrant liabilities, conversion option liabilities, and notes payable. As of September 30, 2024 and December 31, 2023, we had cash and cash equivalents of $6,986 and $8,934,

Benson Hill, Inc.
Notes to the Condensed Consolidated Financial Statements (continued)
(Unaudited)
(In Thousands, Except Per Share Data)

respectively, which include money market funds with maturities of less than three months. At September 30, 2024 and December 31, 2023, the carrying values of cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximated fair value due to their short maturities.
The following tables provide the financial instruments measured at fair value on a recurring basis based on the fair value hierarchy:

	September 30, 2024
	Level 1	Level 2	Level 3	Total
Assets
U.S. treasury securities	$2,356	$—	$—	$2,356
Corporate bonds	$—	$3,450	$—	$3,450
Preferred stock	—	1,615	—	1,615
Marketable securities	$2,356	$5,065	$—	$7,421
Liabilities
Warrant liabilities	$238	$8	$1,115	$1,361
Total liabilities	$238	$8	$1,115	$1,361

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets
U.S. treasury securities	$67	$—	$—	$67
Corporate bonds	—	25,378	—	25,378
Preferred stock	—	7,407	—	7,407
Marketable securities	$67	$32,785	$—	$32,852
Liabilities
Warrant liabilities	$201	$30	$955	$1,186
Conversion option liabilities	—	—	5	5
Total liabilities	$201	$30	$960	$1,191
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

Benson Hill, Inc.
Notes to the Condensed Consolidated Financial Statements (continued)
(Unaudited)
(In Thousands, Except Per Share Data)

The significant inputs to the valuation of Level 3 warrant and conversion option liabilities, adjusted on a retroactive basis to reflect the Reverse Stock Split as discussed in Note 2, Summary of Significant Accounting Policies, as of September 30, 2024 were as follows:

	PIPE Investment Warrants	Private Placement Warrants	Convertible Notes Payable Warrants
Exercise Price	$136.50	$402.50	$6.65
Stock Price	$7.20	$7.20	$7.20
Volatility	114.0%	119.0%	112.5%
Remaining term in years	2.49	2.00	2.25
Risk-free rate	3.6%	4.1%	3.64%
Dividend yield	—%	—%	—%
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
The following table summarizes the change in the warrant and conversion option liabilities categorized as Level 3 for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Balance, beginning of period	$719	$960
Changes in estimated fair value	396	155
Ending balance, September 30, 2024	$1,115	$1,115

	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Balance, beginning of period	$10,306	$26,907
Changes in estimated fair value	(9,307)	(25,908)
Ending balance, September 30, 2023	$999	$999
Fair Value of Long-Term Debt
As of September 30, 2024 and December 31, 2023, the fair value of our debt, including amounts classified as current, was $15,095 and $64,336, respectively. Fair values are based upon valuation models using market information, which fall into Level 3 in the fair value hierarchy.

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

	September 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury securities	$2,441	$—	$—	$2,441
Corporate bonds	3,403	—	(18)	3,385
Preferred stock	1,623	—	(28)	1,595
Total Investments	$7,467	$—	$(46)	$7,421

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury securities	$458	$—	$—	$458
Corporate bonds	26,040	8	(1,015)	25,033
Preferred stock	7,839	—	(478)	7,361
Total Investments	$34,337	$8	$(1,493)	$32,852
The aggregate fair value of investments with unrealized losses that had been owned for less than a year was $2,959 and $6,887 as of September 30, 2024 and December 31, 2023, respectively. The aggregate fair value of investments with unrealized losses that had been owned for more than one year was $2,118 and $21,543 as of September 30, 2024 and December 31, 2023, respectively.
Available-for-sale investments outstanding as of September 30, 2024, classified as marketable securities in our condensed consolidated balance sheets, have maturity dates ranging from the fourth quarter of 2024 through the second quarter of 2025. The fair value of marketable securities as of September 30, 2024 with maturities within one year and one to five years is $5,744 and $1,677, respectively. We classify available-for-sale investments as current based on the nature of the investments and their availability to provide cash for use in current operations, if needed.
6. Derivatives
Corporate Risk Management Activities
We use exchange-traded futures to manage price risk of fluctuating Chicago Board of Trade prices related to forecasted purchases and sales of soybeans and soybean related products in the normal course of business. These risk management activities are actively monitored for compliance with our risk management policies.
As of September 30, 2024, the Company held financial futures related to a portion of our forecasted purchases of soybeans for an aggregate notional volume of 240 bushels of soybeans; 65 bushels of the aggregate notional volume will settle in 2024 with the remaining 175 bushels settling in 2025.
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

Benson Hill, Inc.
Notes to the Condensed Consolidated Financial Statements (continued)
(Unaudited)
(In Thousands, Except Per Share Data)

	September 30, 2024		December 31, 2023
	Asset Derivative	Liability Derivative	Asset Derivative	Liability Derivative
Soybeans	$35	$1	$539	$—
Soybean oil	—	—	—	180
Soybean meal	—	—	—	588
Effect of daily cash settlement	(35)	(1)	(539)	(768)
Net derivatives as classified in the balance sheet	$—	$—	$—	$—
We had a current asset representing excess cash collateral posted to a margin account of $34 and $992 as of September 30, 2024 and December 31, 2023, respectively. These amounts are not included with the derivatives presented in the table above, but are included in prepaid expenses and other current assets in the condensed consolidated balance sheets.
Currently, we do not seek cash flow hedge accounting treatment for derivative financial instruments and thus changes in fair value are reflected in current earnings.
The tables below show the amounts of pre-tax gains and losses recognized in our condensed consolidated statements of operations related to the derivatives:

	Three Months Ended September 30, 2024			Three Months Ended September 30, 2023
	Gain (loss) realized on derivatives	Unrealized gain (loss) on derivatives	Total gain (loss) recognized in income	Gain (loss) realized on derivatives	Unrealized gain (loss) on derivatives	Total gain (loss) recognized in income
Soybeans	$1,061	$(395)	$666	$(2,573)	$2,705	$132
Soybean oil	(58)	34	(24)	48	1,112	1,160
Soybean meal	—	—	—	968	(217)	751
Total	$1,003	$(361)	$642	$(1,557)	$3,600	$2,043

	Nine Months Ended September 30, 2024			Nine Months Ended September 30, 2023
	Gain (loss) realized on derivatives	Unrealized gain (loss) on derivatives	Total gain (loss) recognized in income	Gain (loss) realized on derivatives	Unrealized gain (loss) on derivatives	Total gain (loss) recognized in income
Soybeans	$4,672	$(504)	$4,168	$(3,820)	$2,357	$(1,463)
Soybean oil	(432)	180	(252)	2,548	(563)	1,985
Soybean meal	(1,860)	588	(1,272)	894	3,227	4,121
Total	$2,380	$264	$2,644	$(378)	$5,021	$4,643
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

Benson Hill, Inc.
Notes to the Condensed Consolidated Financial Statements (continued)
(Unaudited)
(In Thousands, Except Per Share Data)
7. Inventories, Net
Inventories, net consist of the following:

	September 30, 2024	December 31, 2023
Raw materials and supplies	$3,428	$7,137
Work-in-process	3,157	3,938
Finished goods	3,758	3,785
Total inventories	$10,343	$14,860
Work-in-process inventory consists of seed provided to contracted seed producers and growers with which we hold a purchase option for, or are required to purchase the future harvested seeds or grains. It also includes crops under production which represent the direct costs of land preparation, seed, planting, growing, and maintenance.
8. Debt

	September 30, 2024	December 31, 2023
DDB Term Loan, due April 2029	$15,405	$6,256
DDB Equipment Loan, due July 2024	—	525
Convertible Notes Payable, due March 2024	—	59,310
Equipment Financing, due March 2025	196	488
Notes Payable, varying maturities through June 2026	36	64
Less: unamortized debt discount and debt issuance costs	—	(6,192)
	15,637	60,451
Less: current maturities of long-term debt	(1,801)	(55,201)
Long-term debt	$13,836	$5,250
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
The 2024 Credit Agreement contains affirmative and negative covenants, including financial covenants. The DDB financial covenants include minimum working capital, minimum tangible net worth, maximum cash flow leverage ratio, maximum fixed charge coverage ratio, maximum unfunded capital expenditures, and permitted distributions covenants. Under the permitted distributions covenant, DDB may make loans to the Guarantor not in excess of $10,000 in the aggregate at any one time

Benson Hill, Inc.
Notes to the Condensed Consolidated Financial Statements (continued)
(Unaudited)
(In Thousands, Except Per Share Data)
outstanding. The 2024 Credit Agreement requires the Guarantor to maintain a minimum cash balance including marketable securities, initially $7,000 through December 31, 2025 and 50% of the term loan balance thereafter.
In May 2024, DDB repaid and terminated the 2019 DDB Term Loan and the 2019 DDB Equipment Loan from the proceeds received from the 2024 Credit Agreement. During the third quarter of 2024, we were in compliance with the financial covenants under the 2024 Credit Agreement.
Convertible Notes Payable
In December 2021, we entered into a financing agreement with Avenue Capital Management II, L.P. (the “Agent”), as administrative agent and collateral agent for several funds managed by the Agent (the “Lenders”) (the “Convertible Loan and Security Agreement”), which included a commitment by the lender to make term loans available to us in an amount of up to $100,000 with $80,000 available immediately.
We executed term notes with the Lenders in December 2021 in the aggregate amount of $80,000 with an initial term of 36 months payable in interest only, at the greater of (a) the prime rate of interest as published in the Wall Street Journal or (b) 3.25% per annum, plus 5.75% per annum for the first 12 months and principal and interest payments for the remaining 24 months. The term notes were secured by substantially all of our assets.
In June 2022, we entered into a first amendment to the Convertible Loan and Security Agreement, which among other things, changed the definition of gross margin, and modified the Conversion Price and the Exercise Price. The change to the definition of gross margin removed the impact of derivative hedging gains or losses related to future periods and resulted in our achievement of the milestones required to draw on the second tranche. We drew on the full $20,000 available under the second tranche upon entering into this amendment.
In November 2022, we entered into a second amendment to the Convertible Loan and Security Agreement, which, among other things, changed the definition of Outstanding Shares based on the updated definition of Market Cap Threshold I. Additionally, the required minimum liquidity covenant requirement was reduced from six months to four months. The amendment also increased the designated interest rate by 25 basis points.
In March 2023, we entered into a third amendment to the Convertible Loan and Security Agreement, which, among other things, allowed the restricted cash to be counted towards the required minimum liquidity covenant calculation. In addition, the amendment increased the final balloon payment by 200 basis points and reset the prime rate to be the greater of (a) the prime rate of interest as published in the Wall Street Journal or (b) 7.75% per annum.
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
In November 2023, using the proceeds obtained from the sale of our soy processing facility in Seymour, Indiana, and other asset sales, we repaid approximately half of the outstanding obligations under the Convertible Loan and Security Agreement for an aggregate amount of $58,391.

Benson Hill, Inc.
Notes to the Condensed Consolidated Financial Statements (continued)
(Unaudited)
(In Thousands, Except Per Share Data)
On February 13, 2024, we repaid in full all outstanding obligations under the Convertible Loan and Security Agreement (the “Avenue Capital Payoff”) for an aggregate amount of approximately $59,000, including the applicable Final Payment (as such term is defined in the Convertible Loan and Security Agreement) and expense reimbursements payable to the Agent. The Company accelerated the recognition of the unamortized debt discount and debt issuance costs of $1,638 as of the payoff date and such costs are included within Interest expense, net in the Condensed Consolidated Statement of Operations as of September 30, 2024.
Upon the Avenue Capital Payoff, the Lenders’ commitments to extend further credit to the Borrowers terminated, the Agent released and terminated all liens or security interests granted to secure the obligations under the Convertible Loan and Security Agreement, and the parties to the Convertible Loan and Security Agreement were released from their respective guaranties and obligations thereunder the (except for inchoate indemnity obligations). Upon the Avenue Capital Payoff, the Conversion Option (as such term is defined in the Convertible Loan and Security Agreement) to the Convertible Notes Payable has expired. The Convertible Notes Payable Warrants remain outstanding.
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
9. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

	September 30, 2024	December 31, 2023
Payroll and employee benefits	$4,887	$6,148
Insurance premiums	47	58
Professional services	2,331	3,960
Research and development	387	258
Inventory	—	514
Interest	372	161
Contract liability	—	8,340
Other	664	1,913
	$8,688	$21,352
10. Income Taxes
Our effective federal income tax rate was 0% for the three and nine months ended September 30, 2024 and 2023. Our 2024 and 2023 effective federal income tax rates differed from the statutory rate of 21% primarily due to the fact that the Company recorded no income tax benefit on the Company’s pretax losses as we recorded a full valuation allowance globally. The tax expense recorded relates to minor state and foreign taxes.
11. Comprehensive Income
Our other comprehensive income (loss) (“OCI”) consists of unrealized gains and losses on marketable debt securities classified as available for sale and foreign currency translation adjustments from our subsidiaries in Brazil and Canada.
The following table shows changes in accumulated other comprehensive income (“AOCI”) by component for the three and nine months ended September 30, 2024 and 2023:

Benson Hill, Inc.
Notes to the Condensed Consolidated Financial Statements (continued)
(Unaudited)
(In Thousands, Except Per Share Data)

	Cumulative Foreign Currency Translation	Unrealized Gains/(Losses) on Marketable Securities	Total
Balance as of June 30, 2024	$(397)	$(100)	$(497)
Other comprehensive income before reclassifications	—	89	89
Amounts reclassified from AOCI	—	(56)	(56)
Other comprehensive income	—	33	33
Balance at September 30, 2024	$(397)	$(67)	$(464)

Balance at December 31, 2023	$(385)	$(1,284)	$(1,669)
Other comprehensive income before reclassifications	(12)	109	97
Amounts reclassified from AOCI	—	1,108	1,108
Other comprehensive income	(12)	1,217	1,205
Balance at September 30, 2024	$(397)	$(67)	$(464)

Balance as of June 30, 2023	$(385)	$(3,186)	$(3,571)
Other comprehensive income (loss) before reclassifications	—	395	395
Amounts reclassified from AOCI	—	14	14
Other comprehensive income (loss)	—	409	409
Balance at September 30, 2023	$(385)	$(2,777)	$(3,162)

Balance at December 31, 2022	$(385)	$(6,710)	$(7,095)
Other comprehensive loss before reclassifications	—	875	875
Amounts reclassified from AOCI	—	3,058	3,058
Other comprehensive loss	—	3,933	3,933
Balance at September 30, 2023	$(385)	$(2,777)	$(3,162)
Amounts reclassified from AOCI were reported within “Other (income) expense, net” on our condensed consolidated statements of operations. The Company’s accounting policy is to release the income tax effects (if applicable) from AOCI when the individual units of account are sold.
12. Loss Per Common Share
We compute basic net income (loss) per common share using the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is computed using the weighted average number of common shares and the effect of potentially dilutive securities outstanding during the period. Potentially dilutive securities may consist of warrants, stock options and restricted stock units. The dilutive effect of outstanding warrants, stock options and restricted stock units are reflected in diluted earnings per share by application of the treasury stock method. The weighted average share impact of warrants, stock options and restricted stock units, adjusted on a retroactive basis to reflect the Reverse Stock Split as discussed in Note 2, Summary of Significant Accounting Policies, that were excluded from the calculation of diluted shares outstanding due to us incurring a net loss for the three and nine months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Anti-dilutive common share equivalents:
Stock options	—	14	—	24
Restricted stock units	251	266	234	240
Total anti-dilutive common share equivalents	251	280	234	264

Benson Hill, Inc.
Notes to the Condensed Consolidated Financial Statements (continued)
(Unaudited)
(In Thousands, Except Per Share Data)
The following table provides the reconciliation of net loss from continuing operations attributable to common stockholders and basic and diluted loss per common share, adjusted on a retroactive basis to reflect the Reverse Stock Split as discussed in Note 2, Summary of Significant Accounting Policies, by outlining the numerators and denominators of the computations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net loss from continuing operations	$(21,896)	$(17,552)	$(66,193)	$(60,842)
Denominator:
Weighted average common shares outstanding, basic and diluted	5,544	5,378	5,499	5,363
Net loss from continuing operations per common share, basic and diluted	$(3.95)	$(3.26)	$(12.03)	$(11.34)
13. Commitments and Contingencies
Contingencies
We accrue for costs related to contingencies when a loss is probable, and the amount is reasonably determinable. Disclosure of contingencies is included in the condensed consolidated financial statements when it is at least reasonably possible that a material loss or an additional material loss in excess of amounts already accrued may be incurred. For all contingent dispute-related matters, the accruals were $626 as of September 30, 2024 and immaterial as of December 31, 2023.
Commitments
As of September 30, 2024, we have committed to purchase from seed producers and growers at dates throughout 2024 and 2026 at fixed prices aggregating to $23,837 based on commodity futures or market prices, other payments to growers, and estimated yields per acre, of which $23,805 are due within one year. In addition to the obligations for which the price is fixed or determinable, we have committed to purchase from seed producers and growers 994 bushels throughout 2025 for which the pricing is currently variable. These amounts are not recorded in the condensed consolidated financial statements because we have not taken delivery of the grain or seed as of September 30, 2024 and due to the fact that the grain or seed is subject to specified quality standards prior to delivery.
14. Segment Information
In December 2022, we divested our former Fresh segment and reclassified the related financial information to discontinued operations for all periods presented. In June 2023, we closed the sale of our former Fresh segment. In February 2024, we divested our soy processing assets and re-evaluated our operating and reportable segments. We concluded that we operate under one operating segment and one reportable segment, Seeds Technology, as our chief operating decision maker (“CODM”) reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources and evaluating financial performance. We are now rapidly evolving to an asset-light business model designed to serve broadacre animal feed markets. Revenues and operating results for the three and nine months ended September 30, 2024 and 2023 are as follows:

Benson Hill, Inc.
Notes to the Condensed Consolidated Financial Statements (continued)
(Unaudited)
(In Thousands, Except Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues
Domestic	$34,098	$23,464	$89,004	$72,524
International	—	—	—	23,091
Total Revenues	$34,098	$23,464	$89,004	$95,615

Point in time	$27,181	$21,252	$74,465	$90,566
Over time	6,917	2,212	14,539	5,049
Total Revenues	$34,098	$23,464	$89,004	$95,615
The CODM uses Adjusted EBITDA to review and assess our operating performance. We define Adjusted EBITDA as net loss from continuing operations excluding income taxes, interest, depreciation, amortization, stock-based compensation, changes in fair value of warrants and conversion options, realized (gains) losses on marketable securities, goodwill and long-lived asset impairment, restructuring-related costs (including severance costs) and the impact of significant non-recurring items. Adjustments to reconcile net loss from continuing operations to Adjusted EBITDA for the three and nine months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss from continuing operations, net of income taxes	$(21,896)	$(17,552)	$(66,193)	$(60,842)
Interest expense, net	1,849	7,155	12,153	20,401
Income tax expense (benefit)	—	6	6	(117)
Depreciation and amortization	3,863	3,648	11,536	10,651
Stock-based compensation	959	867	3,373	(392)
Changes in fair value of warrants and conversion option	456	(12,001)	170	(30,661)
Impairment of goodwill	—	—	—	9,260
Exit costs related to divestiture of Creston facility	—	—	2,881	—
Business transformation	—	—	732	—
Severance	35	3,338	1,511	4,576
Proceeds from a corporate-owned life insurance policy	—	—	(2,173)	—
Other	2,106	180	3,879	3,054
Total Adjusted EBITDA	$(12,628)	$(14,359)	$(32,125)	$(44,070)
15. Subsequent Events
In October 2024, the Company entered into a Fourth Amendment to Sublease Agreement (the “Fourth Amendment”) to its corporate office lease with 1001 Warson Property Owner, LLC to surrender approximately 28,875 square feet of rentable area located at the Company’s St. Louis, Missouri headquarters and extend the lease term from June 30, 2031 to June 30, 2034. The new annualized lease payments during the first year are approximately $5.1 million, escalating to approximately $5.7 million through June 30, 2031. The annualized lease payments during the extension period range from $4.0 million to $4.2 million. The Company is assessing the impact of the Fourth Amendment on its finance lease right-of-use assets and liabilities, and components of property and equipment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless otherwise indicated or the context otherwise requires, references in this section to “we,” “us,” “our,” and other similar terms refer to Benson Hill, Inc. and its consolidated subsidiaries.
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
•continue as a going concern;
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
•realize the anticipated benefits of the divestiture of the Seymour, Indiana, and Creston, Iowa facilities;
•execute our business strategy, including our business transition and monetization of services provided and expansions into existing and new lines of business;
•maintain our listing on The Nasdaq Stock Market LLC;
•anticipate the uncertainties inherent in the development of new business lines and business strategies;
•increase brand awareness;
•attract, train and retain effective officers, key employees and directors;
•upgrade and maintain information technology systems;
•acquire and protect, and continue to develop, intellectual property;
•effectively respond to general economic and business conditions;
•maintain key customer, partner and supplier relationships;
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
The emergence of significant market headwinds in the food, aquaculture, and specialty oil markets, which are the markets where our collaboration efforts had been primarily focused, was a factor in our decision to reshape our business to best position our proprietary product portfolio and future product pipeline for significant growth. Recent advances in our soybean breeding program will drive the significant expansion of our commercial seed portfolio by 2025. The latest field evaluations on our third generation of Ultra High Protein Low Oligosaccharides, non-GMO soybean varieties showed protein gains of two percent over the previous generation and achieved a yield gap of only three to five bushels per acre, compared with commodity GMO soybeans. Our herbicide-tolerant (“HT”) Ultra High Protein (“UHP”) soybean varieties are on track for commercial release in 2025, with acreage and further portfolio expansion expected in 2026. This is a major step in providing farmers with options for weed control and enabling lower-cost, broadacre production of already advantaged UHP soybeans for the animal feed industry.
Transfer to Nasdaq
After market close on August 23, 2024, we transferred our common stock listing to The Nasdaq Stock Market LLC (“Nasdaq”) from the New York Stock Exchange. On August 26, 2024, our common stock began trading on Nasdaq and maintained the ticker symbol “BHIL.”
Non-Binding Letter of Intent
As previously disclosed, on August 8, 2024, the Transaction Committee of the Board, on behalf of the Company, executed a non-exclusive, non-binding letter of intent with Argonautic (the “Non-Binding Letter of Intent”), which summarizes the principal terms of a possible acquisition of Benson Hill (the “Proposed Transaction”) by a to-be-established acquisition vehicle (the “Buyer”). The Proposed Transaction would include the opportunity for certain Benson Hill stockholders (the Investor Group and such other stockholders, the “Rollover Stockholders”), to exchange their Benson Hill Common Stock for newly issued equity in Buyer. The Proposed Transaction remains subject to numerous material conditions, including Buyer’s satisfactory completion of due diligence; Buyer’s securing an amount and type of financing satisfactory to the Company; recommendation of the Proposed Transaction by the Transaction Committee to the Board of the Company; and a non-waivable condition requiring that the number of shares of Common Stock validly tendered pursuant to the tender offer represent a majority of the outstanding shares of Common Stock not beneficially owned by the Rollover Stockholders. Concurrently with the negotiation of definitive documentation, the Transaction Committee will continue to evaluate strategic alternatives through discussions with interested parties. There can be no assurance that the Non-Binding Letter of Intent will lead to a binding offer or definitive documentation, that the Transaction Committee or the Company will continue to pursue the Proposed Transaction or any other potential transaction, or that any transaction, whether or not relating to the Proposed Transaction, will eventually be consummated. For additional information, see the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on September 9, 2024, as well as Part II, Item 1A of this report.
Collaboration Agreement with ADM
On August 5, 2022, we entered into an exclusive collaboration and marketing rights agreement (the “Collaboration Agreement”) with Archer-Daniels-Midland Company (“ADM”) to commercialize certain high-protein soy ingredients for the human food and nutrition market in North America based on certain of our proprietary commercial soybean seed genetics (“Proprietary Soy Genetics”). Pursuant to the terms of the Collaboration Agreement, we agreed to collaborate with ADM to engage soybean growers in certain parts of the United States to source production and supply of grain grown from Proprietary Soy Genetics for processing by ADM into soy protein ingredients.
On September 26, 2024, we terminated the Collaboration Agreement and replaced it with a non-exclusive seed supply agreement with ADM, effective September 7, 2024 (the “New ADM Agreement”) to enable the potential commercialization and sale of certain of our proprietary high-protein soybean seed varieties (“High-Protein Varieties”) for ADM to originate and process in the United States into ingredients for the human and pet food markets worldwide. Pursuant to New ADM Agreement terms, we may work with ADM to engage soybean growers in the United States to source production and supply of grain grown from the High-Protein Varieties (“High-Protein Grain”) for processing by ADM into soy protein ingredients. We will receive processing fees for any soy protein ingredients that are processed by ADM from High-Protein Grain and will also receive proceeds from seeds of our High Protein Varieties sold to third party growers who contract to produce the High-Protein Grain. Unless earlier terminated, the New ADM Agreement will remain in effect until December 31, 2028, unless extended by mutual agreement. See Item 7.01 of our Current Report on Form 8-K filed with the SEC on September 27, 2024 for additional information.
Reverse Stock Split
On July 18, 2024, following approval by our stockholders, we effected a 1-for-35 reverse stock split of our issued and outstanding shares of common stock (the “Reverse Stock Split”). On July 19, 2024, our common stock began trading on the New York Stock Exchange (the “NYSE”) on a post-split basis. Accordingly, all share and per share amounts for all periods presented in the accompanying financial statements and notes thereto have been retroactively adjusted, where applicable, to reflect the Reverse Stock Split. Shares of common stock underlying outstanding warrants, stock options, and restricted stock units were proportionately decreased and the respective per share value and exercise prices, if applicable, were proportionately adjusted.
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
In November 2023, using the proceeds obtained from the sale of our soy crushing facility in Seymour, Indiana, and other asset sales, we repaid approximately half of the outstanding obligations under the Convertible Loan and Security Agreement for an aggregate amount of $58.4 million.

On February 13, 2024, we repaid in full all outstanding obligations under the Convertible Loan and Security Agreement (the “Avenue Capital Payoff”). In connection with the Avenue Capital Payoff, we paid an aggregate amount of $59.0 million in full payment of our outstanding obligations under the Convertible Loan and Security Agreement and the promissory notes evidencing the obligations thereunder. Upon the Avenue Capital Payoff, the lenders’ (as defined in the Convertible Loan and Security Agreement) commitments to extend further credit to us terminated, the agent (as defined in the Convertible Loan and Security Agreement) released and terminated all liens or security interests granted to secure the obligations under the Convertible Loan and Security Agreement, and the parties to the Convertible Loan and Security Agreement were released from their respective guaranties and obligations under the Convertible Loan and Security Agreement (except for inchoate indemnity obligations). Upon the Avenue Capital Payoff, the Conversion Option (as such term is defined in the Convertible Loan and Security Agreement) to the Convertible Notes Payable expired. The Warrants (as such term is defined in the Convertible Loan and Security Agreement) remain outstanding. Refer to Note 8, Debt in this report and Item 1.02 of our Current Report on Form 8-K filed with the SEC on February 14, 2024 for additional information about the Convertible Loan and Security Agreement and the Avenue Capital Payoff.
Sale of Seymour, Indiana, and Creston, Iowa, Facilities
In connection with our execution of the expanded Liquidity Improvement Plan (see description below), on October 31, 2023, we entered into an asset purchase agreement (the “Asset Purchase Agreement”) with White River Soy Processing, LLC (“White River”), pursuant to which, among other things, we sold our soybean processing facility located in Seymour, Indiana, together with certain related assets, for approximately $35.4 million of total gross proceeds, which includes $25.9 million for the facility assets and the remainder for net working capital, subject to certain adjustments, including an adjustment for inventory (the “Seymour Sale”). See Item 1.01 of our Current Report on Form 8-K filed with the SEC on October 31, 2023 for additional information.
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
Expansion of Liquidity Improvement Plan
On March 27, 2023, our Board committed to a Liquidity Improvement Plan (the “Liquidity Improvement Plan”) intended to improve liquidity by an estimated $65 million to $85 million by the end of 2024. We are executing the Liquidity Improvement Plan to create a more cost-efficient organization and enhance our capital structure to execute on our strategic priorities. On October 31, 2023, we announced an expansion of the Liquidity Improvement Plan to include the divestiture of certain of our soy processing assets in connection with our transition to an asset-light business model. On October 31, 2023, we sold our soy processing facility located in Seymour, Indiana, for $35.4 million of total gross proceeds, subject to certain deferred payments, holdbacks and other adjustments, and in November 2023, we repaid approximately half of the outstanding Convertible Notes Payable. On February 13, 2024, we sold our soy processing facility located in Creston, Iowa, for $72.2 million of total gross proceeds, subject to certain deferred payments, holdbacks and other adjustments, and successfully retired our Convertible Notes Payable in full earlier than its maturity date. Through the combination of cash on hand, savings driven by our expanded Liquidity Improvement Plan, net proceeds from our completed and any future anticipated asset dispositions, and securing additional financing, we expect to improve our liquidity position. We plan to use this anticipated liquidity runway while we seek to secure partnerships and licensing agreements to help us execute our long-term strategy.
We continue to implement cost-cutting actions associated with our expanded Liquidity Improvement Plan and currently estimate that we will incur approximately $12.9 million in aggregate costs in connection with our expanded Liquidity Improvement Plan. Included in this amount are approximately $7.4 million in costs attributable to the sale of our Seymour, Indiana, and Creston, Iowa, facilities, and approximately $5.3 million of expenses we expect to incur relating to employee severance and benefits costs. For the three and nine months ended September 30, 2024, we incurred immaterial charges and charges of $5.4 million, respectively, within selling, general and administrative expenses on our consolidated statements of operations associated with our expanded Liquidity Improvement Plan.
Public Warrants Delisting
On December 18, 2023, we received notice from the NYSE that it had determined to commence proceedings to delist our Public Warrants, issued in connection with the Merger that closed on September 29, 2021, with each warrant exercisable for one share of our common stock at an exercise price of $402.50 per share (after giving effect to the Reverse Stock Split), due to “abnormally low” trading price levels pursuant to Section 802.01D of the NYSE Listed Company Manual. On December 19, 2023, the NYSE suspended trading in the warrants. On January 5, 2024, the NYSE filed a Form 25 with the SEC to report the removal of the warrants from listing. On January 15, 2024, the delisting of the warrants became effective. Since being delisted, our Public Warrants have traded over-the-counter on the OTC Pink Sheets under the symbol “BHILW”.
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
RESULTS OF CONTINUING OPERATIONS
We have made significant progress in our evolution to an asset-light business model, including the divestiture of our soybean processing facilities located in Seymour, Indiana, and Creston, Iowa. As part of our transition to an asset-light business model, management planned to see a reduction in the revenue and related costs associated with the divested soy processing operations. We are currently focused on expanding our revenue base, including through licensing opportunities and collaboration arrangements.
We have discontinued recognition of revenue and costs derived directly from the ownership and operation of soy processing facilities following the Creston Sale within our continuing operations. Within the condensed consolidated results of operations for the three and nine months ended September 30, 2024 and 2023, revenue and related costs from our divested processing facilities have been excluded. However, as we aim to maximize value and develop new markets for our seed technology, we have engaged in seed licensing and sales, direct sales of both proprietary and non-proprietary grain, and toll manufacturing activity as part of our continuing operations. As a result, we continue to recognize revenue from these sources as part of continuing operations.

Comparison of the Three Months Ended September 30, 2024 and 2023
The following table shows the amounts from our condensed consolidated statements of operations, with the corresponding percentage change from the comparative prior year period:

	Three Months Ended September 30,
(In Thousands)	2024	2023	Change	% Change
Revenues	$34,098	$23,464	$10,634	45%
Cost of sales	34,555	21,808	12,747	58%
Research and development	7,006	10,526	(3,520)	(33)%
Selling, general and administrative expenses	12,292	13,723	(1,431)	(10)%
Interest expense, net	1,849	7,155	(5,306)	(74)%
Changes in fair value of warrants and conversion option	456	(12,001)	12,457	(104)%
Other (income) expense, net	(164)	(201)	37	(18)%
Net loss from continuing operations before income taxes	(21,896)	(17,546)	(4,350)	25%
Income tax expense (benefit)	—	6	(6)	(100)%
Net loss from continuing operations, net of income taxes	$(21,896)	$(17,552)	$(4,344)	25%
Revenues
Revenue for the three months ended September 30, 2024 was $34.1 million, an increase of $10.6 million, compared to the same period in 2023. The increase was driven by higher grain sales of proprietary soybeans, higher revenue from partnerships and licensing agreements including revenue recognized from cancellations, and higher yellow pea revenue during the three months ended September 30, 2024 compared to the same period in 2023. Revenue and related costs from discontinued operations related to the divested processing facilities have been excluded from the table above. See Note 3, Discontinued Operations in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this report for the income statement impact of these discontinued operations.
Cost of Sales
Cost of sales for the three months ended September 30, 2024 was $34.6 million, an increase of $12.7 million, compared to the same period in 2023. The increase was driven by higher input cost incurred from higher grain sales activity, somewhat offset by lower cost of sales associated with partnerships and licensing agreements during the three months ended September 30, 2024 compared to the same period in 2023.
Research and Development Expenses
Research and development expenses for the three months ended September 30, 2024 were $7.0 million, a decrease of $3.5 million, compared to the same period in 2023. The decrease was driven by reduced personnel-related costs and other technology costs in connection with implementing the expanded Liquidity Improvement Plan. We continue to invest in critical technology costs, facilities expenses (primarily related to the Crop Accelerator facility) and workforce-related expenses to drive innovation in feed, food, and fuel with our CropOS® technology platform.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended September 30, 2024 were $12.3 million, a decrease of $1.4 million, compared to the same period in 2023. The decrease was primarily driven by reduced personnel-related and other costs in connection with implementing the expanded Liquidity Improvement Plan.
Interest Expense, Net
Interest expense, net for the three months ended September 30, 2024 was $1.8 million, a decrease of $5.3 million, compared to the same period in 2023. The decrease was driven by less interest expense incurred during the three months ended September 30, 2024 compared to the same period in 2023 after full repayment of the Convertible Notes Payable in February 2024.
Changes in Fair Value of Warrants and Conversion Option
Changes in fair value of warrants and conversion option for the three months ended September 30, 2024 were an expense of $0.5 million compared to income of $12.0 million in the same period in 2023. The fluctuation was driven by the pace of reduction in the valuation of warrant and conversion option liabilities driven by changes in the share price of our common stock and equity volatility during the three months ended September 30, 2024 compared to the same period in 2023.
Other (Income) Expense, Net
Total other (income) expense, net for the three months ended September 30, 2024 was income of $0.2 million, compared to expense of $0.2 million in 2023, an increase of $0.04 million. The small increase was driven by changes to the marketable securities balance.
Income Tax Expense (Benefit)
No net income tax benefit for net operating losses incurred in the U.S. has been recorded due to uncertainty in realizing a benefit from these items. The tax expense recorded for the three month period ended June 30, 2023 relates to minor state and foreign taxes.
Comparison of the Nine Months Ended September 30, 2024 and 2023
The following table shows the amounts from our condensed consolidated statements of operations, with the corresponding percentage change from the comparative prior year period:

	Nine Months Ended September 30,
(In Thousands)	2024	2023	Change	% Change
Revenues	$89,004	$95,615	$(6,611)	(7)%
Cost of sales	85,047	88,046	(2,999)	(3)%
Research and development	21,403	33,480	(12,077)	(36)%
Selling, general and administrative expenses	37,275	33,460	3,815	11%
Impairment of goodwill	—	9,260	(9,260)	100%
Interest expense, net	12,153	20,401	(8,248)	(40)%
Changes in fair value of warrants and conversion option	170	(30,661)	30,831	(101)%
Other (income) expense, net	(857)	2,588	(3,445)	(133)%
Net loss from continuing operations before income taxes	(66,187)	(60,959)	(5,228)	9%
Income tax expense (benefit)	6	(117)	123	(105)%
Net loss from continuing operations, net of income taxes	$(66,193)	$(60,842)	$(5,351)	9%
Revenues
Revenue for the nine months ended September 30, 2024 was $89.0 million, a decrease of $6.6 million, compared to the same period in 2023. The decrease was driven by recognition of revenue in 2023 from low margin trading volumes generated by business development efforts that did not repeat in 2024, partially offset by higher revenue from partnerships and licensing agreements including revenue recognized from cancellations during the nine months ended September 30, 2024 compared to the same period in 2023. Revenue from domestic sales increased $16.5 million compared to the same period prior in 2023 due to higher grain sales of proprietary soybeans. Revenue and related costs from discontinued operations related to the divested processing facilities has been excluded from the table above. See Note 3, Discontinued Operations in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this report for the income statement impact of these discontinued operations.
Cost of Sales
Cost of sales for the nine months ended September 30, 2024 was $85.0 million, a decrease of $3.0 million, compared to the same period in 2023. The decrease was driven by less cost incurred from lower grain sales of proprietary soybeans and yellow peas during the nine months ended September 30, 2024 compared to the same period in 2023.
Research and Development Expenses
Research and development expenses for the nine months ended September 30, 2024 were $21.4 million, a decrease of $12.1 million, compared to the same period in 2023. The decrease was driven by reduced personnel-related costs and other technology costs in connection with implementing the expanded Liquidity Improvement Plan. We continue to invest in critical technology costs, facilities expenses (primarily related to the Crop Accelerator facility) and workforce-related expenses to drive innovation in feed, food, and fuel with our CropOS® technology platform.

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the nine months ended September 30, 2024 were $37.3 million, an increase of $3.8 million, compared to the same period in 2023. The increase was due to a non-recurring $7.8 million reversal to stock-based compensation expense in 2023. After factoring in this non-recurring decrease to stock-based compensation expense in 2023, there was a decrease of $4.0 million to other selling, general and administrative expenses for the nine months ended September 30, 2024, compared to the same period in 2023, driven by reduced personnel-related costs and professional fees.
Impairment of Goodwill
As of June 30, 2023, we recorded an impairment to the carrying value of goodwill of $9.3 million in continuing operations and $10.0 million in discontinued operations, which represented the entire goodwill balance prior to the impairment charge.
Interest Expense, Net
Interest expense, net for the nine months ended September 30, 2024 was $12.2 million, a decrease of $8.2 million, compared to the same period in 2023. The decrease was driven by less interest expense incurred during the nine months ended September 30, 2024 compared to the same period on in 2023 after full repayment of the Convertible Notes Payable in February 2024.
Changes in Fair Value of Warrants and Conversion Option
Changes in fair value of warrants and conversion option for the nine months ended September 30, 2024 were an expense of $0.2 million compared to income of $30.7 million in the same period in 2023. The fluctuation was driven by the pace of reduction in the valuation of warrant and conversion option liabilities driven by changes in the share price of our common stock and equity volatility during the nine months ended September 30, 2024 compared to the same period on in 2023.
Other (Income) Expense, Net
Total other (income) expense, net for the nine months ended September 30, 2024 was income of $(0.9) million, compared to expense of $2.6 million in 2023, a decrease of $3.4 million. The increase was primarily driven by a receipt of $2.1 million from a corporate-owned life insurance policy and other changes to marketable securities.
Income Tax Expense (Benefit)
No net income tax benefit for net operating losses incurred in the U.S. has been recorded due to uncertainty in realizing a benefit from these items. The tax expense recorded for the nine month period ended September 30, 2023 related to minor state and foreign taxes.
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
Because of these limitations, Adjusted EBITDA should be considered along with other operating and financial performance measures presented in accordance with U.S. GAAP. Adjusted EBITDA for the three and nine months ended September 30, 2024 and 2023 are presented below. A reconciliation of our consolidated net loss from continuing operations to Adjusted EBITDA is also presented below.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2024	2023	2024	2023
Adjustments to reconcile net loss from continuing operations to Adjusted EBITDA
Net loss from continuing operations, net of income taxes	$(21,896)	$(17,552)	$(66,193)	$(60,842)
Interest expense, net	1,849	7,155	12,153	20,401
Income tax expense (benefit)	—	6	6	(117)
Depreciation and amortization	3,863	3,648	11,536	10,651
Stock-based compensation	959	867	3,373	(392)
Changes in fair value of warrants and conversion option	456	(12,001)	170	(30,661)
Impairment of goodwill	—	—	—	9,260
Exit costs related to divestiture of Creston facility	—	—	2,881	—
Business transformation	—	—	732	—
Severance	35	3,338	1,511	4,576
Proceeds from a corporate-owned life insurance policy	—	—	(2,173)	—
Other	2,106	180	3,879	3,054
Total Adjusted EBITDA	$(12,628)	$(14,359)	$(32,125)	$(44,070)
Adjusted EBITDA for the three months ended September 30, 2024 was a loss of $12.6 million, which represents a reduction in loss of $1.7 million compared to the same period in 2023. The improvement for 2024 was driven by a reduction in our operating expenses from actions associated with the execution of our expanded Liquidity Improvement Plan.
Adjusted EBITDA for the nine months ended September 30, 2024 was a loss of $32.1 million, which represents a reduction in loss of $11.9 million compared to the same period in 2023. The improvement for 2024 was driven by a reduction in our operating expenses from actions associated with the execution of our expanded Liquidity Improvement Plan.
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

Since inception, our primary sources of liquidity have been equity and debt financings. On September 30, 2024, our liquidity was comprised of cash and marketable securities of $14.4 million.
In November 2023, using the proceeds obtained from the Seymour Sale and other asset sales, we repaid approximately half of the outstanding obligations under the Convertible Notes Payable for an aggregate amount of $58.4 million. On February 13, 2024, we completed the Creston Sale and used the proceeds for the Avenue Capital Payoff. In connection with the Avenue Capital Payoff, we paid an aggregate amount of $59.0 million, in full payment of our outstanding obligations under the Convertible Loan and Security Agreement and the promissory notes evidencing the obligations thereunder. We have approximately $15.6 million in debt outstanding as of the date of this report, comprising term debt and notes payable. As of the date of this report, we have access to a revolving credit facility of up to $6.0 million, as capped by a defined borrowing base that could result in availability that is less than this amount, and noncurrent lease liabilities of $78.8 million. Certain of our debt instruments require adherence to financial covenants, including maintaining minimum liquidity and maintenance of a minimum cash balance, further described in Note 8, Debt in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this report. If we breach these covenants, the holder of the debt may declare all amounts immediately due and payable. In June 2023, our wholly-owned subsidiary entered into a twelfth amendment to its existing credit agreement, which, among other things, extended certain maturity dates of term loans available under the credit agreement, and allowed our subsidiary to repay up to $2.7 million of subordinated debt without penalty. On May 7, 2024, our wholly-owned subsidiary amended and restated its existing credit agreement, including to increase the term loan thereunder to $15.8 million and to extend the maturity date to April 2029 (the “2024 DDB Term Loan”).
In addition, our commitments for the nine months ended September 30, 2024 included capital expenditures to manufacture soy flour texturization ingredients, associated operating costs supporting the sale of products, and general administrative expenses. For the nine months ended September 30, 2024, we incurred a net loss from continuing operations of $66.2 million and use of cash flows from operating activities of $40.8 million.
Our business prospects are subject to risks and uncertainties frequently encountered by emerging growth companies, including access to capital. We have incurred significant losses since inception, primarily due to investments to enhance our technological capabilities and costs associated with the early-stage commercialization of products. In April 2029, the 2024 DDB Term Loan becomes due and payable in full and there is a risk that we may be unable to repay in full the 2024 DDB Term Loan by such date. Further, there is a risk that we will not comply with certain financial covenants under the 2024 DDB Term Loan prior to maturity, including regarding maintenance of a minimum cash balance. In order to generate sufficient cash to offset the costs of funding continued investment in technology and to otherwise fund operations, we will need to raise additional capital and to identify additional sources of revenue, such as collaboration arrangements or joint operating activities, strategic partnerships and/or licensing opportunities. We are pursuing these opportunities, but we can make no assurances that we will be able to procure any such capital or additional revenue producing arrangements in a timely or favorable manner, or otherwise. We currently intend to obtain new equity or debt financing, which may be dilutive to our stockholders, but we can make no assurances that we will be able to secure any new financing on a timely basis or that the terms of any new financing will be favorable to us.
As of the date of this report, we estimate that our existing cash and marketable securities of approximately $14.4 million as of September 30, 2024 will last through December 31, 2024, but will not be sufficient to fund our operations for twelve months from the date hereof, and that we will need to raise additional capital to continue our operations and to execute our business plan, which capital may not be available on timely or acceptable terms, or at all. Likewise, as of the date of this report, management estimates that we will comply with our debt covenants through December 31, 2024. However, we have based these estimates of our cash runway and covenant compliance on assumptions that may prove to be incorrect, and we could utilize our available capital resources or fail to comply with certain debt covenants sooner than we expect.
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
To grow our business, we will need to secure additional capital, which could be debt or equity financing and may lead to dilution of our common stockholders. We believe that our liquidity plans and operating budget described above will supplement our future strategic growth initiatives and our longer-term capital needs. We are continuously assessing our business plans and capital structure. We may also require additional capital in the future to fund capital expenditures, acquisitions or other investments. These capital requirements could be substantial. The amount and timing of our future funding requirements will depend on many factors, including the success of the commercialization of certain of our products, our ability to secure strategic partnerships and licensing agreements and the amount of revenues they produce, our ability to continue to satisfy our financial covenants under our financing facilities, our ability to repay or refinance our indebtedness as it becomes due, and our success at implementing our expanded Liquidity Improvement Plan and other cost-saving measures. We could potentially use our available financial resources sooner than we currently expect. Our failure to raise capital as and when needed could have significant negative consequences for our business, financial condition and results of consolidated operations. We cannot guarantee that we will be able to satisfy our repayment obligations, meet existing financial covenants or obtain new financing on favorable terms, if at all. Our future capital requirements and the adequacy of available funds will depend on many factors, including those more fully described under the heading “Risk Factors—Risks Relating to Our Business” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023 and in Part II, Item 1A of this report.
Summary of Cash Flows
A summary of our cash flows from operating, investing and financing activities is presented in the following table:

	Nine Months Ended September 30,
(In Thousands)	2024	2023
Net cash used in operating activities	$(40,759)	$(73,868)
Net cash provided by investing activities	85,666	72,237
Net cash used in financing activities	(53,990)	(9,053)
Effect of exchange rate changes on cash	(12)	—
Net decrease in cash and cash equivalents	(9,095)	(10,684)
Cash, cash equivalents and restricted cash, beginning of period	16,081	43,321
Cash, cash equivalents and restricted cash, end of period	$6,986	$32,637
Operating Activities
On a consolidated basis, net cash flows used by operating activities were $40.8 million and $73.9 million for the nine months ended September 30, 2024 and 2023, respectively. The year-over-year improvement in our cash outflows of $33.1 million was primarily due to a lower use of cash on payments of accounts payable and accrued expenses from our exit from ownership and operation of soybean processing facilities and cost cutting measures driven by our expanded Liquidity Improvement Plan.
Net cash flows provided by operating activities from discontinued operations were $7.6 million for the nine months ended September 30, 2024 compared to $4.6 million used in operating activities for the same period in 2023. The decrease in cash inflows of $3.0 million from operating activities for the nine months ended September 30, 2024 compared to the same period in 2023 was primarily driven by changes in working capital.
Investing Activities
On a consolidated basis, net cash flows provided by investing activities were $85.7 million for the nine months ended September 30, 2024 compared to $72.2 million for the nine months ended September 30, 2023, representing an increase in cash inflow of $13.4 million. The increase in cash inflow was driven by net cash received from the sale of discontinued operations of $58.4 million offset by lower purchases and redemptions of marketable securities during the nine months ended September 30, 2024 compared to the same period in 2023.
There were $58.3 million net cash inflows from investing activities from discontinued operations for the nine months ended September 30, 2024 compared to an immaterial amount for the nine months ended September 30, 2023. The increase in cash inflows is due to net cash received from the sale of discontinued operations during the nine months ended September 30, 2024 compared to the same period in 2023.
Financing Activities
On a consolidated basis, net cash flows used in financing activities were $54.0 million for the nine months ended September 30, 2024 compared to $9.1 million for the nine months ended September 30, 2023, representing an increase of $44.9 million of cash outflows from financing activities. The increase in net cash outflows from financing activities is attributable to the repayment of the Convertible Notes Payable of $59.9 million, partially offset by refinancing the 2019 DDB Term Loan of $15.8 million during the nine months ended September 30, 2024.
No net cash flows were used in financing activities from discontinued operations for the nine months ended September 30, 2024 compared to a source of cash of $3.2 million for the nine months ended September 30, 2023. The decrease in net cash flows from financing activities for the nine months ended September 30, 2024 is attributable to repayments of debt during the nine months ended September 30, 2023.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our quantitative and qualitative disclosures about market risk are described under the heading “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2023. In the nine months ended September 30, 2024, there were no material changes to our quantitative and qualitative disclosures about market risk from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2023.
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined under the Exchange Act, as of September 30, 2024, the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our execution of a non-exclusive, non-binding letter of intent may or may not result in a completed transaction. The uncertainty surrounding the outcome of such transaction process could materially and adversely impact our business operations, interfere with our ability to attract and retain personnel, result in the incurrence of significant expenses and cause our stock price to be subject to significant fluctuation or otherwise be adversely impacted.
As previously disclosed, our Board of Directors has formed a special committee of independent directors (the “Transaction Committee”) to review certain strategic alternatives. As also previously disclosed, on August 8, 2024, the Transaction Committee, on behalf of the Company, executed a non-exclusive, non-binding letter of intent (the “Non-Binding Letter of Intent”) with Argonautic Ventures Master SPC (“Argonautic”), on behalf of itself and other co-investors (collectively, the “13D Investors”), which summarizes the principal terms of a possible acquisition of Benson Hill (the “Proposed Transaction”) by a to-be-established acquisition vehicle (the “Buyer”) to acquire all of our outstanding shares of common stock not owned by the 13D Investors or their affiliates for $8.60 per share in cash. The 13D Investors’ public filings state that the 13D Investors and their affiliates, together with another investor and its affiliates with whom the 13D Investors are engaging on a coordinated basis with respect to certain activities, currently beneficially own approximately 22.2% of our outstanding shares of common stock and that the composition of the 13D Investors may change. The Proposed Transaction would include the opportunity for certain Benson Hill stockholders (the 13D Investors and such other stockholders, the “Rollover Stockholders”), to exchange their Benson Hill Common Stock for newly issued equity in Buyer. The Company understands that the 13D Investors are continuing to pursue additional financing sources and are seeking to identify additional prospective Rollover Stockholders while it conducts due diligence. During the due diligence review, certain potential financing sources have expressed an interest in also considering a direct investment transaction, but as of the date of this report no proposal in that regard has been made.
The Proposed Transaction remains subject to numerous material conditions, including Buyer’s satisfactory completion of due diligence; Buyer’s securing an amount and type of financing satisfactory to the Company; recommendation of the Proposed Transaction by the Transaction Committee to the Board of the Company; and a non-waivable condition requiring that the number of shares of Common Stock validly tendered pursuant to the tender offer represent a majority of the outstanding shares of Common Stock not beneficially owned by the Rollover Stockholders.
Except for certain provisions regarding termination of the Non-Binding Letter of Intent, reimbursement by the Company for certain out-of-pocket fees and expenses incurred in connection with the Proposed Transaction, and customary confidentiality and other provisions, the Non-Binding Letter of Intent is not binding on the Company. There can be no assurance that the Non-Binding Letter of Intent will lead to a binding offer or definitive documentation, that the Transaction Committee or the Company will continue to pursue the Proposed Transaction or any other potential transaction, or that any transaction, whether or not relating to the Proposed Transaction, will eventually be consummated.
Any definitive transaction documents that may be executed with respect to the Proposed Transaction could reflect important differences from the above description of the Proposed Transaction, including without limitation as to pricing, financing, and transaction structure. Even if definitive transaction documents are executed with respect to the Proposed Transaction or any other transaction, a potential transaction may not be completed if pre-closing matters such as regulatory approvals, due diligence or other conditions are not completed satisfactorily or within specified time frames.
Concurrently with the negotiation of definitive documentation, the Transaction Committee is continuing to evaluate strategic alternatives, including financing alternatives, through discussions with interested parties.
To the extent the trading price of the Company’s common stock reflects a market assumption that a transaction will be completed, the Company’s stock price could be adversely impacted if definitive transaction documents are not executed or a transaction does not take place. Uncertainty surrounding the outcome associated with the indication of interest subjects us to a number of other risks during this time. The Board’s and management’s attention is being diverted from normal business operations in part to focus on the potential transaction and other potential transactions, and we are incurring significant expenses, including advisory and legal costs, related to evaluating the indication of interest and other potential transactions, which are adversely impacting our financial results. The potential for a transaction may also interfere with our ability to attract and retain key personnel, who may be uncertain about their future roles. The commencement of litigation regarding the indication of interest, or any other potential transaction, also would likely have an adverse effect on the market price of our shares of common stock.
We estimate that our existing cash and marketable securities of $14.4 million as of September 30, 2024 will last through the fourth quarter of 2024. We will require substantial additional financing, including to continue our operations, conduct necessary research and development activities and maintain covenant compliance, and, if additional financing is not available, we may need to significantly scale back operations, seek protection under the U.S. bankruptcy laws, or cease our business.
We have incurred significant losses since inception, primarily due to investments to enhance our technological capabilities and costs associated with the early-stage commercialization of products. For the three and nine months ended September 30, 2024, we incurred a net loss from continuing operations, net of income taxes of $21.9 million and $66.2 million, respectively, and for the nine months ended September 30, 2024, we had negative cash flows from operating activities of $40.8 million. As of September 30, 2024, we had cash and marketable securities of $14.4 million. Furthermore, as of September 30, 2024, we had an accumulated deficit of $587.7 million and term debt and notes payable of $15.6 million, which are subject to repayment terms and covenants further described in Note 8, Debt in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this report. We expect to generate operating losses and negative operating cash flows for the foreseeable future. As of the date of this report, we estimate that our existing cash and marketable securities of approximately $14.4 million as of September 30, 2024 will last through December 31, 2024, but will not be sufficient to fund our operations or meet our contractual commitments and obligations as they came due in the ordinary course of business for twelve months from the date hereof. Therefore, there is substantial doubt about our ability to continue as a going concern. We will need to raise additional capital to continue our operations and to execute our business plan, which capital may not be available on timely or acceptable terms, or at all. Likewise, as of the date of this report, management estimates that we will comply with our debt covenants through December 31, 2024. However, we have based these estimates of our cash runway and covenant compliance on assumptions that may prove to be incorrect, and we could utilize our available capital resources or fail to comply with certain debt covenants sooner than we expect.
We have invested and will continue to invest in technology and human capital and will require substantial funds to bring the current products in our pipeline to market and to grow our business by researching, developing, and protecting products not currently in our product pipeline. Our current available funds are not sufficient for all of these activities and we do not expect that we will be able to fund our longer-term capital and liquidity needs through our current cash balances and operating cash flow alone. To fund our longer-term capital and liquidity needs, we will need to secure additional capital.
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
Our ability to raise funds will depend upon many factors, including conditions in the debt and equity capital markets, as well as investor and lender perception of our creditworthiness and prospects. The potential transaction process relating to the Non-Binding Letter of Intent may increase investor and lender uncertainty about our future and make it more challenging for us to raise capital. If we are unable to raise funds on timely and acceptable terms, we may not be able to execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements. In the event we are unable to secure additional financing to fund our obligations before the end of the fourth quarter of 2024, or to maintain covenant compliance, we will be required to seek other strategic alternatives, which may include, among others, scaling back or discontinuing certain or all operations to reduce costs, closure of operations, sale of certain of our assets, a sale of the entire company to strategic or financial investors, and/or seeking protection under the U.S. bankruptcy laws. This may seriously harm our business, financial condition and results of operations. If we are not able to continue operations, investors may suffer a complete loss of their investments in our securities.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(a) On October 25, 2024, the Company entered into a fourth amendment (the “Fourth Amendment”) to its corporate office lease. See Note 15, Subsequent Events in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this report for more information. The foregoing description of the Fourth Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the Fourth Amendment, a copy of which is filed as an exhibit to this report.
(b) None.
(c) During the three months ended September 30, 2024, none of our directors or officers adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit	Description
10.1*#	Form of Benson Hill, Inc. Restricted Stock Unit Agreement—2024 Director Award granted under the Benson Hill, Inc. 2021 Omnibus Incentive Plan.
10.2*	Fourth Amendment to Sublease Agreement, dated as of October 25, 2024, as amended, by and between 1001 Warson Property Owner, LLC and Benson Hill Holdings, Inc. (formerly known as Benson Hill, Inc.).
31.1*	Certification of Benson Hill, Inc.’s Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Benson Hill. Inc.’s Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Benson Hill, Inc.’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

November 12, 2024